Form 10-Q
period 2008-03-31
Alcantara Brands CORP
filed 2008-05-20
CIK 1429393

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 333-149804

ALCANTARA BRANDS CORPORATION

(Exact name of registrant as specified in its charter)

Nevada	26-2137574
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1101 E. Tropicana, Suite 2118
Las Vegas, NV	89119
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number:	(702) 425-9105

Copies of Communication to:

Stoecklein Law Group

4695 MacArthur Court,

Eleventh Floor

Newport Beach, CA 92660

(949) 798-5541

(949) 258-5112

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Ruble 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares of Common Stock, $0.001 par value, outstanding on May 15, 2008, was 850,000 shares

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

ALCANTARA BRANDS CORPORATION
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEET
(UNAUDITED)

March 31,
2008
ASSETS

Current assets:
Cash	$ 5,000
Total current assets	5,000

Total assets	$ 5,000

LIABILITIES AND STOCKHOLDERS' EQUITY

Stockholders' equity:
Preferred stock, $0.001 par value, 10,000,000 shares
authorized, no shares issued and outstanding	-
Common stock, $0.001 par value, 100,000,000 shares
authorized, 850,000 shares issued and outstanding	$ 850
Additional paid-in capital	16,650
(Deficit) accumulated during development stage	(12,500)
Total stockholders' equity	5,000

Total liabilities and stockholders' equity	$ 5,000

See Accompanying Notes to Financial Statements.

ALCANTARA BRANDS CORPORATION
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF OPERATIONS
(UNAUDITED)

March 7, 2008
(inception) to
March 31, 2008

Revenue	$ -

Operating expenses:
Professional fees	12,500

Total operating expenses	12,500

(Loss) before provision for income taxes	(12,500)

Provision for income taxes	-

Net (loss)	$ (12,500)

Weighted average number of common shares	822,000
outstanding - basic and fully diluted

Net (loss) per share - basic and fully diluted	$ (0.02)

See Accompanying Notes to Financial Statements.

ALCANTARA BRANDS CORPORATION
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CASH FLOWS
(UNAUDITED)

March 7, 2008
(inception) to
March 31, 2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	$ (12,500)
Adjustments to reconcile net (loss)
to net cash used in operating activities:
Shares issued for services	10,000

Net cash used in operating activities	(2,500)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	7,500

Net cash provided by financing activities	7,500

NET CHANGE IN CASH	5,000

CASH AT BEGINNING OF YEAR	-

CASH AT END OF YEAR	$ 5,000

SUPPLEMENTAL INFORMATION:
Interest paid	$ -
Income taxes paid	$ -

Non-cash activities:
Number of shares issued for services	100,000

See Accompanying Notes to Financial Statements

ALCANTARA BRANDS CORPORATION

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

NOTE 1 – BASIS OF PRESENTATION

The condensed interim financial statements included herein, presented in accordance with United States generally accepted accounting principles and stated in US dollars, have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.

These statements reflect all adjustments, consisting of normal recurring adjustments, which in the opinion of management, are necessary for fair presentation of the information contained therein. It is suggested that these condensed interim financial statements be read in conjunction with the financial statements of the Company for the period March 7, 2008, (inception) through March 14, 2008 and notes thereto included in the Company’s S-1 and S-1/A filed on March 19, 2008 and April 7, 2008, respectively. The Company follows the same accounting policies in the preparation of interim reports.

Results of operations for the interim period are not indicative of annual results.

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. As noted above, the Company is in the development stage and, accordingly, has not yet generated revenues from operations. Since its inception, the Company has been engaged substantially in financing activities and developing its business plan, setting up its internet website, and incurring start up costs and expenses. As a result, the Company incurred accumulated net losses from March 7, 2008, (inception) through the period ended March 31, 2008 of ($12,500). In addition, the Company’s development activities since inception have been financially sustained through equity financing.

The ability of the Company to continue as a going concern is dependent upon its ability to raise additional capital from the sale of common stock and, ultimately, the achievement of significant operating revenues. The accompanying financial statements do not include any adjustments that might be required should the Company be unable to recover the value of its assets or satisfy its liabilities.

NOTE 3 – RECENT ACCOUNTING PRONOUNCEMENTS

FAS 161

In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities", an amendment of SFAS No. 133. SFAS 161 applies to all derivative instruments and non-derivative instruments that are designated and qualify as hedging instruments pursuant to paragraphs 37 and 42 of SFAS 133 and related hedged items accounted

ALCANTARA BRANDS CORPORATION

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

for under SFAS 133. SFAS 161 requires entities to provide greater transparency through additional disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations, and how derivative instruments and related hedged items affect an entity's financial position, results of operations, and cash flows. SFAS 161 is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2008. The Company does not expect that the adoption of SFAS 161 will have a material impact on its financial condition or results of operation.

NOTE 4 – STOCKHOLDERS EQUITY

The Company is authorized to issue 10,000,000 shares of it $0.001 par value preferred stock and 100,000,000 shares of its $0.001 par value common stock.

Common Stock

In March 7, 2008, the Company issued two officers of the Company and an individual a total of 750,000 shares of its $0.001 par value common stock at a price of $0.01 per share for a total amount raised of $7,500.

On March 14, 2008, the Company issued 100,000 shares of its common stock toward legal fees at a value of $0.10 per share.

As of March 31, 2008, there have been no other issuances of common stock.

FORWARD-LOOKING STATEMENTS

This document contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws, including, but not limited to, any projections of earnings, revenue or other financial items; any statements of the plans, strategies and objections of management for future operations; any statements concerning proposed new services or developments; any statements regarding future economic conditions or performance; any statements or belief; and any statements of assumptions underlying any of the foregoing.

Forward-looking statements may include the words “may,” “could,” “estimate,” “intend,” “continue,” “believe,” “expect” or “anticipate” or other similar words. These forward-looking statements present our estimates and assumptions only as of the date of this report. Except for our ongoing securities laws, we do not intend, and undertake no obligation, to update any forward-looking statement.

Although we believe the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in any of our forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and inherent risks and uncertainties. The factors impacting these risks and uncertainties include, but are not limited to:

o	our ability to diversify our operations;
o	our ability to implement our business plan of developing a line of flavorings, seasonings, and condiments to be sold in local grocery stores;
o	inability to raise additional financing for working capital;
o

the fact that our accounting policies and methods are fundamental to how we report our financial condition and results of operations, and they may require management to make estimates about matters that are inherently uncertain;

o	our ability to attract key personnel;
o	our ability to operate profitably;
o	deterioration in general or regional economic conditions;
o	changes in U.S. GAAP or in the legal, regulatory and legislative environments in the markets in which we operate;
o	adverse state or federal legislation or regulation that increases the costs of compliance, or adverse findings by a regulator with respect to existing operations;
o	inability to achieve future sales levels or other operating results;
o	the inability of management to effectively implement our strategies and business plans;
o	the unavailability of funds for capital expenditures; and
o	other risks and uncertainties detailed in this report.

For a detailed description of these and other factors that could cause actual results to differ materially from those expressed in any forward-looking statement, please see Item 1A. Risk Factors in this document.

AVAILABLE INFORMATION

We file annual, quarterly and special reports and other information with the SEC that can be inspected and copied at the public reference facility maintained by the SEC at 100 F Street, N.E., Room 1580, Washington, D.C. 20549-0405. Information regarding the public reference facilities may be obtained from the SEC by telephoning 1-800-SEC-0330. The Company’s filings are also available through the SEC’s Electronic Data Gathering Analysis and Retrieval System which is publicly available through the SEC’s website (www.sec.gov). Copies of such materials may also be obtained by mail from the public reference section of the SEC at 100 F Street, N.E., Room 1580, Washington, D.C. 20549-0405 at prescribed rates.

Item 2. Plan of Operation.

Business Development Summary

Alcantara Brands is a development stage company incorporated in the State of Nevada in March of 2008. We intend to introduce a new line of food products to the grocery industry. We are developing a line of flavorings, seasonings, and condiments designed to make everyday in-home prepared meals taste better. Made with Peruvian peppers, the Alcantara Brands are intended to transform routine in-home prepared foods into exciting meals. Our President, Carlos Alcantara, the founder of Alcantara Brands comes from Callao, Peru, which is the basis for our Peruvian brand of products being developed by us.

Since our inception on March 7, 2008 through March 31, 2008, we have not generated any revenues and have incurred a net loss of $12,500. In March of 2008 our only business activity was the formation of our corporate entity and the development of our business model. We anticipate the commencement of generating revenues in the next twelve months, of which we can provide no assurance. We recently filed a S-1 registration to raise capital and it is anticipated that the capital raised in the offering will cover the costs associated with the offering, travel expenses, inventory purchases, and various filing fees and transfer agent fees to complete our early money raise. We believe that our lack of significant expenses and our ability to commence purchasing and importing products from Peru will generate revenues sufficient to support the limited costs associated with our initial ongoing operations for the next twelve months. There can be no assurance that the actual expenses incurred will not materially exceed our estimates or that cash flows from product imports will be adequate to maintain our business. As a result, our independent auditors have expressed substantial doubt about our ability to continue as a going concern in the independent auditors’ report to the financial statements.

Introduction to Our Product Line

Our product is intended to be a line of flavorings, seasonings, and condiments designed to make everyday in-home prepared meals taste better. Our product line will leverage the more intense and ethnic flavor trends, with a healthier option by the fact that their flavor will not require the added baggage of extra fat, sugar or salt, which are commonly used in other products to generate flavor. The product line is being designed and developed for the North American palate and lifestyle, and is intended to be introduced into the mainstream food market. It will provide an easy, convenient way to bring spice to meals, with a touch of heat. The line promises to add sales for retailers, through the introduction of a new grocery category (seasoning pastes), and distinctive, unique flavors (the Peruvian peppers) to established condiment categories. The Company expects these products will appeal to the fast-growing consumer segments: consumers who like hot and spicy foods, and those looking for more ethnic offerings.

There are many important factors having a significant impact on grocery food categories sales: long-term, perennial trends, such as convenience and health, as well as more recent growth of more intense flavor options, and ethnic/regional cuisine. These factors are reflected in the proliferation of Mexican sauces, which now outsell that ubiquitous American staple, tomato ketchup, and new trends such as flavored mayonnaises, hot and spicy ketchups and meat sauces, and similar products. Increased grilling and other healthier food preparation techniques have also driven recent rapid growth trends for marinades and dipping sauces. We intend for Supermarkets to use the Company’s high-margin product line to build up their specialty food offering, differentiating themselves from mass merchandisers. The product line of seasoning pastes do not replace other products, but are used in addition to them, representing an opportunity for retailers to build category growth.

Peruvian Culinary Tradition and Our Product Background

The latest trend to hit the U.S. is the fabulous cuisine of Peru, which is reputedly the best in South America, and one of the top three in the world (with French and Chinese cuisine). Peruvian cuisine is known not only for its exquisite taste, but also for its variety and ability to incorporate the influence from different times and cultures. The culinary history of the Peruvian food dates back to the Incas and pre-Incas with its maize, potatoes, and spices that later was influenced by the arrival of the Spanish colonists, and throughout the years it incorporated the demands of the different migrations and mestizajes. Such groups included Chinese, European, African, and Japanese immigrants. The mestizajes resulting from immigration, combined with the diversity of unique ingredients, is a key factor in making the local cuisine so distinctive.

The most important seasoning used to prepare meals during Pre-Hispanic times was what today is known as aji, which even today is omnipresent in Peruvian food. Aji is a hot pepper considered the soul of Peruvian cooking by its chefs. There are dozens of varieties in Peru. The seven Peruvian peppers used in our product line (i.e., Amarillo, Mirasol, Panca, Red Limo, Green Limo, Rocoto, and Charapita) are all new to the market, and are generally unavailable outside of Peru, except in the Company’s products. Our product line will blend the diverse ingredients from Peru’s varied climates and distinctive ecologies, ranging from the dry coastal planes to Andean foothill valleys to the jungles of the Amazon.

Plan of Operation

As mentioned above, Alcantara Brands is developing a line of flavorings, seasonings, and condiments designed to make everyday in-home prepared meals taste better. Made with Peruvian peppers, the Alcantara Brands are intended to transform routine in-home prepared foods into exciting meals.

Satisfaction of our cash obligations for the next 12 months. Our plan of operation has provided for us to: (i) develop a business plan, and (ii) establish a line of products which can be produced in Peru, as soon as practical. We have accomplished the goal of developing our business plan; however, we are in the early stages of setting up an operational company capable of providing products available for sale to the general public. We do not have sufficient cash to enable us to development significant inventory, which is an integral part of our operations.

We have filed a S-1 registration statement to raise the basic minimum amount of funds to provide sufficient cash for the next 12 months. If we are unsuccessful in generating the cash set forth in the offering, we will be forced into curtailing the expenditures required to complete the product development, until such time that we are able to either raise the cash required privately or launch another offering.

Our officers and directors, Mr. Alcantara and his wife Shanda, have agreed to continue their part time work until such time as there are either sufficient funds from operations, or alternatively, that funds are available through private placements or another offering in the future. We have not allocated any pay for Mr. or Mrs. Alcantara out of the funds being raised in the offering. If we were to not receive any additional funds, including the funds from this offering, we could continue in business for the next 12 months. However, we would not be in a position to complete the inventory as set forth in our business plan, or provide any significant advertisement for our customers, thus we would not anticipate any significant revenues. Since we have developed a product line, which is producible in Peru, we can conduct business and earn revenues.

Summary of any product research and development that we will perform for the term of the plan. We do not anticipate performing any significant product research and development under our plan of operation in the near future. In lieu of product research and development we anticipate maintaining control over our current line of products, to assist us in determining the allocation of our limited inventory dollars.

Expected purchase or sale of plant and significant equipment. We do not anticipate the purchase or sale of any plant or significant equipment, as such items are not required by us at this time or in the next 12 months.

Significant changes in number of employees. The number of employees required to operate our business is currently two part time individuals. After we complete the current offering, have commenced our product development program and word of mouth advertising, and at the end of the initial 12 month period, our plan of operation anticipates our requiring additional capital to hire at least one full time person.

Milestones:

As a result of our being a development stage company with minimal amounts of equity capital initially available, $7,500, we have set our goals in three stages: (1) goals based upon the availability of our initial funding of $7,500; (2) goals based upon our funding of $55,000; and (3) goals based upon or funding additional equity and or debt in the approximate sum of $100,000 to $200,000.

Stage I: Development of our business operations based upon our founders’ investment of $7,500. With that money, we were able to set up our corporate structure by filing for incorporation and set up corporate governance; began development of an initial product line of food products capable of being produced in Peru at the lowest possible cost; and retained counsel and an auditor to assist in preparation of documents providing for the raising of $55,000 to complete Stage II of our Plan of Operations.

Stage II: Development of our business operations is based upon our receipt of the net funds from our offering of approximately $49,200. We have not commenced the majority of milestones set forth in Stage II of our Plan of Operation as a result of our not having the funds from our offering. In the event we do not receive the funds from the offering, then we will be in a position to continue with the operations of Alcantara Brands, however no significant business will be accomplished until other equity or debt is raised, or in the unlikely event that our product lines as currently developed, generates sufficient revenues to incur additional inventory creation.

Stage III: Development of our business operations based upon our receipt of additional equity and/or debt in the approximate sum of $100,000 to $200,000. If, and when we raise the $100,000 in Stage III, we intend to pay our President a salary of $25,000 per year. There are no accruals for past salary, and the commencement date of such salary would not occur until such time as the additional funds (in addition to our present offering) are acquired. An additional $20,000 would be allocated toward salaries, and the balance of $55,000 would be utilized for legal, accounting, website enhancements, inventory development and general office expenses. In the event an additional $100,000 were raised (in addition to the $55,000 in this offering, and $100,000 referenced above), we would allocate the 2nd $100,000 primarily to additional inventory, office space and additional staff. We anticipate that it will take us approximately 90 days after the funding referenced in this Stage III to expand our inventory, hire personnel, and obtain office space.

Until an infusion of capital from the current offering, we will not be able to complete Stage II of our Plan of Operation. We currently have insufficient capital to commence any significant inventory development or importation. Although we are currently operational and we are starting to place orders for the production of our line of food products, our plan of operation is premised upon having inventory dollars available. We believe that the inventory dollars allocated in the offering will assist us in generating revenues. We have suffered start up losses and have a working capital deficiency which raises substantial concern regarding our ability to continue as a going concern. We believe that the proceeds of the offering will enable us to maintain our operations and working capital requirements for at least the next 12 months, without taking into account any internally generated funds from operations. We will need to raise

$55,000, with net proceeds of $49,200, to comply with our business plan of operations for the next 12 months based on our capital expenditure requirements.

After the offering, we will require additional funds to maintain and expand our operations as referenced in our Stage III. These funds may be raised through equity financing, debt financing, or other sources, which may result in further dilution in the equity ownership of our shareholders. At this time we have no earmarked source for these funds. Additionally, there is no guarantee that we will be able to locate additional funds. In the event we are unable to locate additional funds, we will be unable to generate revenues sufficient to operate our business as planned. For example, if we receive less than $100,000 of the funds earmarked in Stage III, we would be unable to significantly expand our inventory to levels under Stage III. Alternatively we may be required to reduce the payments of salary to our President and cover legal and accounting fees required to continue our operations. There is still no assurance that, even with the funds from the offering, we will be able to maintain operations at a level sufficient for an investor to obtain a return on their investment in our common stock. Further, we may continue to be unprofitable.

Liquidity and Capital Resources

Cash will be increasing primarily due to the receipt of funds from this offering to offset our near term cash equivalents. Since inception, we have financed our cash flow requirements through issuance of common stock. As we expand our activities, we may, and most likely will, continue to experience net negative cash flows from operations, pending receipt of product sales. Additionally we anticipate obtaining additional financing to fund operations through common stock offerings, to the extent available, or to obtain additional financing to the extent necessary to augment our working capital.

We anticipate that we will incur operating losses in the next twelve months. Our lack of operating history, of approximately only a couple of months, makes predictions of future operating results difficult to ascertain. Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stage of development, particularly companies in new and rapidly evolving markets. Such risks for us include, but are not limited to, an evolving and unpredictable business model and the management of growth. To address these risks, we must, among other things, obtain a customer base, implement and successfully execute our business and marketing strategy, continually develop our line of food products, respond to competitive developments, and attract, retain and motivate qualified personnel. There can be no assurance that we will be successful in addressing such risks, and the failure to do so can have a material adverse effect on our business prospects, financial condition and results of operations.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Critical Accounting Policies and Estimates

The preparation of our consolidated financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and judgments that affect our reported assets, liabilities, revenues, and expenses, and the disclosure of contingent assets and liabilities. We base our estimates and judgments on historical experience and on various other assumptions we believe to be reasonable under the circumstances. Future events, however, may differ markedly from our current expectations and assumptions.

Recent Accounting Pronouncements

In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities", an amendment of SFAS No. 133. SFAS 161 applies to all derivative instruments and non-derivative instruments that are designated and qualify as hedging instruments pursuant to paragraphs 37 and 42 of SFAS 133 and related hedged items accounted for under SFAS 133. SFAS 161 requires entities to provide greater transparency through additional disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations, and how derivative instruments and related hedged items affect an entity's financial position, results of operations, and cash flows. SFAS 161 is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2008. The Company does not expect that the adoption of SFAS 161 will have a material impact on its financial condition or results of operation.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

This item in not applicable as we are currently considered a smaller reporting company.

Item 4T. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the specified time periods. As of the end of the period covered by this report, Carlos Alcantara, our President and Principal Accounting Officer evaluated the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based on the evaluation, which disclosed no significant deficiencies or material weaknesses, Mr. Alcantara, our President and Principal Accounting Officer concluded that our disclosure controls and procedures are effective in timely alerting him to material information required to be included in our periodic SEC filings.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or reasonably likely to materially affect, our internal control over financial reporting.

PART II--OTHER INFORMATION

Item 1.	Legal Proceedings.

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. We are not presently a party to any material litigation, nor to the knowledge of management is any litigation threatened against us, which may materially affect us.

Item 1A. Risk Factors

We are a development stage company organized in March 2008 and have recently commenced operations, which makes an evaluation of us extremely difficult. At this stage of our business operations, even with our good faith efforts, we may never become profitable or generate any significant amount of revenues, thus potential investors have a high probability of losing their investment.

We were incorporated in March of 2008 as a Nevada corporation. As a result of our start-up operations we have; (i) generated no revenues, (ii) accumulated deficits of $12,500 for the period ended March 31, 2008, and (iii) we have incurred losses of $12,500 from our inception through the period ended March 31, 2008. We have been focused on organizational and start-up activities, business plan development, and commenced development of our food products since we incorporated. Although we have commenced the development of our food product lines, there is nothing at this time on which to base an assumption that our business operations will prove to be successful or that we will ever be able to operate profitably. Our future operating results will depend on many factors, including our ability to raise adequate working capital, demand for our products, the level of our competition and our ability to attract and maintain key management and employees.

Our auditor’s have substantial doubt about our ability to continue as a going concern. Additionally, our auditor’s report reflects that the ability of Alcantara Brands to continue as a going concern is dependent upon its ability to raise additional capital from the sale of common stock and, ultimately, the achievement of significant operating revenues.

Our financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Our auditor’s report reflects that the ability of Alcantara Brands to continue as a going concern is dependent upon its ability to raise additional capital from the sale of common stock and, ultimately, the achievement of significant operating revenues. If we are unable to continue as a going concern, you will lose your investment. We will be required to seek additional capital to fund future growth and expansion. No assurance can be given that such financing will be available or, if available, that it will be on commercially favorable terms. Moreover, favorable financing may be dilutive to investors.

We will require additional financing in order to implement our business plan. In the event we are unable to acquire additional financing, we may not be able to implement our business plan resulting in a loss of revenues and ultimately the loss of your investment.

Due to our very recent start-up nature, we will have to incur the costs of product development, import expenses, advertising, in addition to hiring new employees and commencing additional marketing activities for product sales and distribution. To fully implement our business plan we will require substantial additional funding. The recently filed offering, if successful, will only enable us to commence our product development, and will assist us in further developing our initial business operations, including the enhancement of product lines; however, the capital will not be sufficient to allow us to expand our business meaningfully. Additionally, since the net offering proceeds have been earmarked for advertising expenses, travel, accounting, legal, some website development fees, and minimal working capital, we will not be capitalized sufficiently to hire or pay employees.

Following the offering we will need to raise additional funds to expand our operations. We plan to raise additional funds through private placements, registered offerings, debt financing or other sources to maintain and expand our operations. Adequate funds for this purpose on terms favorable to us may not be available, and if available, on terms significantly more adverse to us than are manageable. Without new funding, we may be only partially successful or completely unsuccessful in implementing our business plan, and our stockholders may lose part or all of their investment.

We are significantly dependent on our two officers and directors, who have limited experience. The loss or unavailability to Alcantara Brands of Mr. and Mrs. Alcantara’s services would have an adverse effect on our business, operations and prospects in that we may not be able to obtain new management under the same financial arrangements.

Our business plan is significantly dependent upon the abilities and continued participation of Carlos T. Alcantara, our President. It would be difficult to replace Mr. Alcantara at such an early stage of development of Alcantara Brands. The loss by or unavailability to Alcantara Brands of Mr. Alcantara’s services would have an adverse effect on our business, operations and prospects, in that our inability to replace Mr. Alcantara could result in the loss of one’s investment. Additionally, our business plan is significantly dependent upon the abilities and continued participation of Shanda Alcantara, which the loss or unavailability of Mrs. Alcantar could materially impact our business operations.

There can be no assurance that we would be able to locate or employ personnel to replace Mr. or Mrs. Alcantara, should either of their services be discontinued. In the event that we are unable to locate or employ personnel to replace either Mr. or Mrs. Alcantara, then we may be required to cease pursuing our business opportunity.

Mr. Alcantara has no experience in running a public company. The lack of experience in operating a public company could impact our return on investment, if any.

As a result of our reliance on Mr. Alcantara, and his lack of experience in operating a public company, our investors are at risk in losing their entire investment. Mr. Alcantara intends to hire personnel in the future, when sufficiently capitalized, who may have the experience required to manage our company; however, such management is not anticipated until the occurrence of future financing. Since the recently filed offering will not sufficiently capitalize our company, future offerings will be necessary to satisfy capital needs. Until such future offering occurs, and until such management is in place, we are reliant upon Mr. Alcantara to make the appropriate management decisions.

Mr. Alcantara may become involved with other businesses and there can be no assurance that he will continue to provide services to us. Mr. Alcantara’s limited time devotion to Alcantara Brands could have the effect on our operations of preventing us from being a successful business operation, which ultimately could cause a loss of your investment.

As compared to many other public companies, we do not have the depth of managerial or technical personnel. Mr. Alcantara is currently involved in other businesses, which have not, and are not expected in the future to interfere with Mr. Alcantara’s ability to work on behalf of our company. Mr. Alcantara may in the future be involved with other businesses and there can be no assurance that he will continue to provide services to us. Mr. Alcantara will devote only a portion of his time to our activities.

Since four stockholders, upon completion of the recently filed offering will beneficially own the majority of our outstanding common shares, those stockholders will retain the ability to control our management and the outcome of corporate actions requiring stockholder approval notwithstanding the overall opposition of our other stockholders. This concentration of ownership could discourage or prevent a potential takeover of our company that might negatively impact the value of other stockholder’s common shares.

Mr. Alcantara, and his wife Shanda will own approximately 36% of our outstanding common shares after completion of the offering. As a consequence of their stock ownership position, and that of two other stockholders, four individuals will retain the ability to elect a majority of our board of directors, and thereby control our management. These individuals will also initially have the ability to control the outcome of corporate actions requiring stockholder approval, including mergers and other changes of corporate control, going private transactions, and other extraordinary transactions. The concentration of ownership by these individuals could discourage investments in our company, or prevent a potential takeover of our company which will have a negative impact on the value of our securities.

Because of competitive pressures from competitors with more resources, Alcantara Brands may fail to implement its business model profitably.

The business of developing food product lines is highly fragmented and extremely competitive. There are numerous competitors offering similar products. The market for customers is intensely competitive and such competition is expected to continue to increase. There are no substantial barriers to entry in this market and we believe that our ability to compete depends upon many factors within and beyond our control, including the timing and market acceptance of food products developed by us, our competitors, and their advisors.

Many of our existing and potential competitors have longer operating histories in the food markets, greater name recognition, larger customer bases, established product lines, and significantly greater financial, technical and marketing resources than we do. As a result, they will be able to respond more quickly to new or emerging advertising techniques, and changes in customer demands, or to devote greater resources to the development, promotion and marketing of their products than we can. Such competitors are able to undertake more extensive marketing campaigns for their products, adopt more aggressive pricing policies and make more attractive offers to potential store outlets, and strategic distribution partners.

Risks Relating To Our Common Stock

There is no current public market for our common stock; therefore you may be unable to sell your securities at any time, for any reason, and at any price, resulting in a loss of your investment.

As of the date of this filing, there is no public market for our common stock. Although we plan, in the future, to contact an authorized OTC Bulletin Board market maker for sponsorship of our securities on the Over-the-Counter Bulletin Board, there can be no assurance that our attempt to do so will be successful. Furthermore, if our securities are not quoted on the OTC Bulletin Board, or elsewhere, there can be no assurance that a market will develop for the common stock or that a market in the common stock will be maintained. As a result of the foregoing, investors may be unable to liquidate their investment for any reason. We have not originated contact with a market maker at this time, and do not plan on doing so until completion of this offering.

Because our common stock is deemed a low-priced “Penny” stock, an investment in our common stock should be considered high risk and subject to marketability restrictions.

Since our common stock is a penny stock, as defined in Rule 3a51-1 under the Securities Exchange Act, it will be more difficult for investors to liquidate their investment even if and when a market develops for the common stock. Until the trading price of the common stock rises above $5.00 per share, if ever, trading in the common stock is subject to the penny stock rules of the Securities Exchange Act specified in rules 15g-1 through 15g-10. Those rules require broker-dealers, before effecting transactions in any penny stock, to:

•	Deliver to the customer, and obtain a written receipt for, a disclosure document;
•	Disclose certain price information about the stock;
•	Disclose the amount of compensation received by the broker-dealer or any associated person of the broker-dealer;
•	Send monthly statements to customers with market and price information about the penny stock; and

•	In some circumstances, approve the purchaser’s account under certain standards and deliver written statements to the customer with information specified in the rules.

Consequently, the penny stock rules may restrict the ability or willingness of broker-dealers to sell the common stock and may affect the ability of holders to sell their common stock in the secondary market and the price at which such holders can sell any such securities. These additional procedures could also limit our ability to raise additional capital in the future.

Our internal controls may be inadequate, which could cause our financial reporting to be unreliable and lead to misinformation being disseminated to the public.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. As defined in Exchange Act Rule 13a-15(f), internal control over financial reporting is a process designed by, or under the supervision of, the principal executive and principal financial officer and effected by the board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that: (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of Alcantara Brands; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of Alcantara Brands are being made only in accordance with authorizations of management and directors of Alcantara Brands, and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of Alcantara Brands’s assets that could have a material effect on the financial statements.

We have two individuals performing the functions of all officers and directors. Mr. Alcantara, our president, has developed our internal control procedures and is responsible for monitoring and ensuring compliance with those procedures. As a result, our internal controls may be inadequate or ineffective, which could cause our financial reporting to be unreliable and lead to misinformation being disseminated to the public. Investors relying upon this misinformation may make an uninformed investment decision.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On March 7, 2008, the Company issued two officers of the Company and an individual a total of 750,000 shares of its common stock for a total amount raised of $7,500 in exchange for the business plan and concept.

On March 14, 2008, the Company issued 100,000 shares of its common stock to its legal counsel in exchange for legal fees.

We believe the issuance of the shares is exempt from the registration and prospectus delivery requirement of the Securities Act of 1933 by virtue of Section 4(2). The shares were issued directly by us and did not involve a public offering or general solicitation. The recipients of the shares were afforded an opportunity for effective access to our files and records of that contained the relevant information needed to make their investment decision, including our financial statements and 34 Act reports. We reasonably believed that the recipients had such knowledge and experience in the Company’s financial and business matters that they were capable of evaluating the merits and risks of their investment.

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities from the time of our inception on March 7, 2008 through the period ended March 31, 2008.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

We did not submit any matters to a vote of our security holders from the time of our inception through the period ended March 31, 2008.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Incorporated by reference
Exhibit Number	Exhibit Description	Filed herewith	Form	Period ending	Exhibit	Filing date
3(i)(a)	Articles of Incorporation of Alcantara Brands Corporation		SB-2		3(i)(a)	3/19/08
3(ii)(a)	Bylaws of Alcantara Brands Corporation		SB-2		3(ii)(a)	3/19/08
4	Instrument defining the rights of security holders: (a) Articles of Incorporation (b) Bylaws (c) Stock Certificate Specimen		SB-2			3/19/08
10.1	Subscription Agreement		SB-2		10.1	3/19/08
31	Certification pursuant to Section 302 of the Sarbanes-Oxley Act	X
32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act	X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALCANTARA BRANDS CORPORATION

(Registrant)

By:/s/ Carlos Alcantara

 Carlos Alcantara, President

(On behalf of the registrant and as

principal financial officer)

Date: May 20, 2008

20