Form 10-Q/A
period 2008-03-31
Alcantara Brands CORP
filed 2008-06-04
CIK 1429393

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q/A

(Amendment No. 1)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒  No ☐

The number of shares of Common Stock, $0.001 par value, outstanding on May 15, 2008, was 850,000 shares

**EXPLANATORY NOTE - The Registrant is amending this Form 10-Q to indicate it is a shell company. No changes were made to the financial statements or other disclosures in Form 10-Q for the quarter ended March 31, 2008.

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

Date: June 3, 2008

20