Form 10-Q
period 2008-06-30
Alcantara Brands CORP
filed 2008-08-14
CIK 1429393

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-Q

☒           QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

 TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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
Emerald Plaza
402 West Broadway
Suite 690
San Diego, CA 92101
(619) 704-1310
Fax (619) 704-0556

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

Large accelerated filer 	Accelerated filer 

Non-accelerated filer  (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☒     No  ☐

The number of shares of Common Stock, $0.001 par value, outstanding on August 11, 2008, was 850,000 shares

PART I – FINANCIAL INFORMATION

Item 1.         Financial Statements.

ALCANTARA BRANDS CORPORATION
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEET
(UNAUDITED)

June 30,
2008
ASSETS

Current assets:
Cash	$2,966
Total current assets	2,966

Total assets	$2,966

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	750
Total current liabilities	750

Total liabilities	750

Stockholders' equity:
Preferred stock, $0.001 par value, 10,000,000 shares
authorized, no shares issued and outstanding	-
Common stock, $0.001 par value, 100,000,000 shares
authorized, 850,000 shares issued and outstanding	850
Additional paid-in capital	16,650
(Deficit) accumulated during development stage	(15,284)
Total stockholders' equity	2,216

Total liabilities and stockholders' equity	$2,966

See Accompanying Notes to Financial Statements.

ALCANTARA BRANDS CORPORATION
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the
	three months	March 7, 2008
	ended	(inception) to
	June 30, 2008	June 30, 2008

Revenue	$-	$-

Operating expenses:
General and administrative fees	34	34
Professional fees	2,750	15,250

Total operating expenses	2,784	15,284

(Loss) before provision for income taxes	(2,784)	(15,284)

Provision for income taxes	-	-

Net (loss)	$(2,784)	$(15,284)

Weighted average number of common shares	850,000	843,966
outstanding - basic and fully diluted

Net (loss) per share - basic and fully diluted	$(0.00)	$(0.02)

See Accompanying Notes to Financial Statements.

ALCANTARA BRANDS CORPORATION
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
(UNAUDITED)

March 7, 2008
(inception) to
June 30, 2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	$(15,284)
Adjustments to reconcile net (loss)
to net cash used in operating activities:
Shares issued for services	10,000
Changes in operating assets and liabilities:
Increase in accounts payable	750

Net cash used in operating activities	(4,534)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	7,500

Net cash provided by financing activities	7,500

NET CHANGE IN CASH	2,966

CASH AT BEGINNING OF YEAR	-

CASH AT END OF YEAR	$2,966

SUPPLEMENTAL INFORMATION:
Interest paid	$-
Income taxes paid	$-

Non-cash activities:
Number of shares issued for services	100,000

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

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. As noted above, the Company is in the development stage and, accordingly, has not yet generated revenues from operations. Since its inception, the Company has been engaged substantially in financing activities and developing its business plan, setting up its internet website, and incurring start up costs and expenses. As a result, the Company incurred accumulated net losses from March 7, 2008, (inception) through the period ended June 30, 2008 of ($15,284). In addition, the Company’s development activities since inception have been financially sustained through equity financing.

The ability of the Company to continue as a going concern is dependent upon its ability to raise additional capital from the sale of common stock and, ultimately, the achievement of significant operating revenues. The accompanying financial statements do not include any adjustments that might be required should the Company be unable to recover the value of its assets or satisfy its liabilities.

NOTE 3 – RECENT ACCOUNTING PRONOUCEMENTS

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

FAS 162
In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.”  SFAS 162 will provide framework for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles (GAAP) for nongovernmental entities.  SFAS 162 will be effective 60 days following the Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board (PCAOB) amendments to AU Section 411.  The Company does not expect the adoption of SFAS 162 will have a material impact on its financial condition or results of operation.

FAS 163
In May 2008, the FASB issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts – an interpretation of FASB Statement No. 60.”  SFAS 163 requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation.  This Statement also clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities. Those clarifications will increase comparability in financial reporting of financial guarantee insurance contracts by insurance enterprises. This Statement requires expanded disclosures about financial guarantee insurance contracts. The accounting and disclosure requirements of the Statement will improve the quality of information provided to users of financial statements.  SFAS 163 will be effective for financial statements issued for fiscal years beginning after December 15, 2008.  The Company does not expect the adoption of SFAS 163 will have a material impact on its financial condition or results of operation.

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

As of June 30, 2008, there have been no other issuances of common stock.

NOTE 5 – RELATED PARTY TRANSACTIONS

On March 7, 2008, the Company issued two officers of the Company and an individual a total of 750,000 shares of its $0.001 par value common stock at a price of $0.01 per share for a total amount raised of $7,500 in exchange for the founding officer's business plan, business concept, and Website.

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

Item 2.         Plan of Operation.

References in the following discussion and throughout this quarterly report to “we”, “our”, “us”, “Alcantara”, “the Company”, and similar terms refer to Alcantara Brands Corporation unless otherwise expressly stated or the context otherwise requires

Business Development Summary

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

Since our inception on March 7, 2008 through June 30, 2008, we have not generated any revenues and have incurred a net loss of $15,284. As of June of 2008, our only business activity was the formation of our corporate entity and the development of our business model. We anticipate the commencement of generating revenues in the next twelve months, of which we can provide no assurance.  The capital raised in our offering has been budgeted to cover the costs associated with the offering, travel expenses, working capital, and covering various filing fees and transfer agent fees.  We believe that our lack of significant expenses and our ability to commence purchasing and importing products from Peru will generate revenues sufficient to support the limited costs associated with our initial ongoing operations for the next twelve months.  There can be no assurance that the actual expenses incurred will not materially exceed our estimates or that cash flows from product imports will be adequate to maintain our business.  As a result, our independent auditors have expressed substantial doubt about our ability to continue as a going concern in the independent auditors’ report to the financial statements.

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

Our plan for satisfying our cash requirements for the next twelve months is through the funds from our offering, third party financing, and/or traditional bank financing.  We anticipate sales-generated income during that same period of time, but do not anticipate generating sufficient amounts of revenues to meet our working capital requirements. Consequently, we intend to make appropriate plans to insure sources of additional capital in the future to fund growth and expansion through additional equity or debt financing or credit facilities.

Since inception, we have financed cash flow requirements through the issuance of common stock for cash and services. As we continue to expand operational activities, we may continue to experience net negative cash flows from operations, pending receipt of revenues from our services, and will be required to obtain additional financing to fund operations through common stock offerings and debt borrowings, giving consideration to loans and working diligently to move sales ahead to the extent necessary to provide working capital.

We anticipate incurring operating losses over the majority of the next twelve months. Our lack of operating history makes predictions of future operating results difficult to ascertain. Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stage of development. Such risks include, but are not limited to, an evolving and unpredictable business model and the management of growth. To address these risks we must, among other things, implement and successfully execute our business and marketing strategy, continue to develop and upgrade technology and products, respond to competitive developments, and continue to attract, retain and motivate qualified personnel. There can be no assurance that we will be successful in addressing such risks, and the failure to do so can have a material adverse effect on our business prospects, financial condition and results of operations.

As a result of our cash requirements and our lack of revenues, we anticipate continuing to issue stock in exchange for loans and/or equity financing, which may have a substantial dilutive impact on our existing stockholders.

Going Concern

The consolidated financial statements included in this filing have been prepared in conformity with generally accepted accounting principles that contemplate the continuance of Alcantara as a going concern. Alcantara may not have a sufficient amount of cash required to pay all of the costs associated with operating and marketing of its products. Management intends to use borrowings and security sales to mitigate the effects of cash flow deficits, however no assurance can be given that debt or equity financing, if and when required, will be available. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets and classification of liabilities that might be necessary should Alcantara be unable to continue existence.

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

Milestones:

As a result of our being a development stage company with minimal amounts of equity capital initially available, we have set our goals in three stages: (1) goals based upon the availability of our initial funding of $7,500 (achieved); (2) goals based upon our funding of $55,000 (funding and goals being implemented); and (3) goals based upon or funding additional equity and or debt in the approximate sum of $100,000 to $200,000 (currently seeking other financing).

With the infusion of capital anticipated from the current offering, we are implementing Stage II of our Plan of Operation. We currently have insufficient capital to commence any significant inventory development or importation. Although we are currently operational and we are starting to place orders for the production of our line of food products, our plan of operation is premised upon having inventory dollars available. We believe that the inventory dollars allocated in the offering will assist us in generating revenues. We have suffered start up losses and have a working capital deficiency which raises substantial concern regarding our ability to continue as a going concern. We believe that the proceeds of the offering will enable us to maintain our operations and working capital requirements for at least the next 12 months, without taking into account any internally generated funds from operations. As of July 2008, we commenced the raise of $55,000 to comply with our business plan of operations for the next 12 months based on our capital expenditure requirements.

After our successfully completed offering, we will require additional funds to maintain and expand our operations as referenced in our Stage III. These funds may be raised through equity financing, debt financing, or other sources, which may result in further dilution in the equity ownership of our shareholders. At this time we have no earmarked source for these funds. Additionally, there is no guarantee that we will be able to locate additional funds. In the event we are unable to locate additional funds, we will be unable to generate revenues sufficient to operate our business as planned. For example, if we receive less than $100,000 of the funds earmarked in Stage III, we would be unable to significantly expand our inventory to levels under Stage III. Alternatively we may be required to reduce the payments of salary to our President and cover legal and accounting fees required to continue our operations. There is still no assurance that, even with the funds from the offering, we will be able to maintain operations at a level sufficient for an investor to obtain a return on their investment in our common stock. Further, we may continue to be unprofitable.

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

We were incorporated in March of 2008 as a Nevada corporation. As a result of our start-up operations we have; (i) generated no revenues, (ii) accumulated deficits of $15,284 for the period ended June 30, 2008, and (iii) we have incurred losses of $15,284 from our inception through the period ended June 30, 2008.  We have been focused on organizational and start-up activities, business plan development, and commenced development of our food products since we incorporated. Although we have commenced the development of our food product lines, there is nothing at this time on which to base an assumption that our business operations will prove to be successful or that we will ever be able to operate profitably. Our future operating results will depend on many factors, including our ability to raise adequate working capital, demand for our products, the level of our competition and our ability to attract and maintain key management and employees.

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

Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds.

We have no recent sales of unregistered securities; however in July of 2008, we commenced selling 550,000 shares of our common stock for a total purchase price of $55,000.  The 550,000 shares were registered in a Registration Statement on Form S-1 (declared effective by the SEC on April 21, 2008) and are based upon an all or nothing best efforts offering. We anticipate completion of the offering during August of 2008. As a result of the offering being an all or nothing offering, we are not able to utilize any of the proceeds until all subscriptions are received and approved by us.

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities from the time of our inception on March 7, 2008 through the period ended June 30, 2008.

Item 3.               Defaults Upon Senior Securities.

None.

Item 4.               Submission of Matters to a Vote of Security Holders.

We did not submit any matters to a vote of our security holders from the time of our inception through the period ended June 30, 2008.

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

By: /s/ Carlos Alcantara
      Carlos Alcantara, President
      (On behalf of the registrant and as
       principal financial officer)

Date: August 13, 2008