Form 10-Q
period 2008-09-30
Alcantara Brands CORP
filed 2008-11-14
CIK 1429393

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-Q

☒           QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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
Yes  ☒     No  ☐

The number of shares of Common Stock, $0.001 par value, outstanding on November 11, 2008, was 1,400,000 shares.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

ALCANTARA BRANDS CORPORATION
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEET
(UNAUDITED)

September 30,
2008
ASSETS

Current assets:
Cash	$43,527
Total current assets	43,527

Total assets	$43,527

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	9,430
Total current liabilities	9,430

Total liabilities	9,430

Stockholders' equity:
Preferred stock, $0.001 par value, 10,000,000 shares
authorized, no shares issued and outstanding	-
Common stock, $0.001 par value, 100,000,000 shares
authorized, 1,400,000 shares issued and outstanding	1,400
Additional paid-in capital	71,100
Subscriptions (receivable)	(500)
(Deficit) accumulated during development stage	(37,903)
Total stockholders' equity	34,097

Total liabilities and stockholders' equity	$43,527

See Accompanying Notes to Financial Statements.

ALCANTARA BRANDS CORPORATION
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the
	three months	March 7, 2008
	ended	(inception) to
	September 30, 2008	September 30, 2008

Revenue	$-	$-

Operating expenses:
General and administrative fees	2,589	2,623
Professional fees	32,530	35,280

Total operating expenses	35,119	37,903

(Loss) before provision for income taxes	(35,119)	(37,903)

Provision for income taxes	-	-

Net (loss)	$(35,119)	$(37,903)

Weighted average number of common shares	1,005,435	915,385
outstanding - basic and fully diluted

Net (loss) per share - basic and fully diluted	$(0.03)	$(0.04)

See Accompanying Notes to Financial Statements.

ALCANTARA BRANDS CORPORATION
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
(UNAUDITED)

March 7, 2008
(inception) to
September 30, 2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	$(37,903)
Adjustments to reconcile net (loss)
to net cash used in operating activities:
Shares issued for services	10,000
Changes in operating assets and liabilities:
Increase in accounts payable	9,430

Net cash used in operating activities	(18,473)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	62,000

Net cash provided by financing activities	62,000

NET CHANGE IN CASH	43,527

CASH AT BEGINNING OF YEAR	-

CASH AT END OF YEAR	$43,527

SUPPLEMENTAL INFORMATION:
Interest paid	$-
Income taxes paid	$-

Non-cash activities:
Number of shares issued for services	100,000

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

These statements reflect all adjustments, consisting of normal recurring adjustments, which in the opinion of management, are necessary for fair presentation of the information contained therein. It is suggested that these condensed interim financial statements be read in conjunction with the financial statements of the Company for the period March 7, 2008 (inception) through March 14, 2008 and notes thereto included in the Company’s S-1 and S-1/A filed on March 19, 2008 and April 7, 2008, respectively. The Company follows the same accounting policies in the preparation of interim reports.

Results of operations for the interim period are not indicative of annual results.

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. As noted above, the Company is in the development stage and, accordingly, has not yet generated revenues from operations. Since its inception, the Company has been engaged substantially in financing activities and developing its business plan, setting up its internet website, and incurring start up costs and expenses. As a result, the Company incurred accumulated net losses from March 7, 2008 (inception) through the period ended September 30, 2008 of ($37,903). In addition, the Company’s development activities since inception have been financially sustained through equity financing.

The ability of the Company to continue as a going concern is dependent upon its ability to raise additional capital from the sale of common stock and, ultimately, the achievement of significant operating revenues. The accompanying financial statements do not include any adjustments that might be required should the Company be unable to recover the value of its assets or satisfy its liabilities.

ALCANTARA BRANDS CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

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

ALCANTARA BRANDS CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

NOTE 4 – STOCKHOLDERS’ EQUITY

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

On September 5, 2008, the Company issued 550,000 shares of its common stock to various shareholders at a price of $0.10 per share for a total amount raised in cash of $54,500 and subscriptions receivable of $500.

As of September 30, 2008, there have been no other issuances of common stock.

NOTE 5 – RELATED PARTY TRANSACTIONS

On March 7, 2008, the Company issued two officers of the Company a total of 500,000 shares of its $0.001 par value common stock at a price of $0.01 per share for a total amount raised of $5,000.

FORWARD-LOOKING STATEMENTS

This document contains forward-looking statements. All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws, including, but not limited to, any projections of earnings, revenue or other financial items; any statements of the plans, strategies and objections of management for future operations; any statements concerning proposed new services or developments; any statements regarding future economic conditions or performance; any statements or belief; and any statements of assumptions underlying any of the foregoing.

Forward-looking statements may include the words “may,” “could,” “estimate,” “intend,” “continue,” “believe,” “expect” or “anticipate” or other similar words.  These forward-looking statements present our estimates and assumptions only as of the date of this report.  Except for our ongoing securities laws, we do not intend, and undertake no obligation, to update any forward-looking statement. Additionally, the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 most likely do not apply to our forward-looking statements as a result of being a penny stock issuer. You should, however, consult further disclosures we make in future filings of our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K.

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

Since our inception on March 7, 2008 through September 30, 2008, we have not generated any revenues and have incurred a net loss of $37,903. As of September of 2008, our only business activity was the formation of our corporate entity and the development of our business model. We anticipate the commencement of generating revenues in the next twelve months, of which we can provide no assurance.  The capital raised in our offering has been budgeted to cover the costs associated with the offering, travel expenses, working capital, and covering various filing fees and transfer agent fees.  We believe that our lack of significant expenses and our ability to commence purchasing and importing products from Peru will generate revenues sufficient to support the limited costs associated with our initial ongoing operations for the next twelve months.  There can be no assurance that the actual expenses incurred will not materially exceed our estimates or that cash flows from product imports will be adequate to maintain our business.  As a result, our independent auditors have expressed substantial doubt about our ability to continue as a going concern in the independent auditors’ report to the financial statements.

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

Milestones:

As a result of our being a development stage company with minimal amounts of equity capital initially available, we have set our goals in three stages: (1) goals based upon the availability of our initial funding of $7,500 (achieved); (2) goals based upon our funding of $55,000 (achieved and goals being implemented); and (3) goals based upon or funding additional equity and or debt in the approximate sum of $100,000 to $200,000 (currently seeking other financing).

With the infusion of capital from our direct public offering, we are implementing Stage II of our Plan of Operation. We currently have insufficient capital to commence any significant inventory development or importation. Although we are currently operational and we are starting to place orders for the production of our line of food products, our plan of operation is premised upon having inventory dollars available. We believe that the inventory dollars allocated in the offering will assist us in generating revenues. We have suffered start up losses and have a working capital deficiency which raises substantial concern regarding our ability to continue as a going concern. We believe that the proceeds of the offering will enable us to maintain our operations and working capital requirements for at least the next 12 months, without taking into account any internally generated funds from operations. As of September 2008, we have successfully raised $55,000 to comply with our business plan of operations for the next 12 months based on our capital expenditure requirements.

Even though we have successfully completed offering, we will require additional funds to maintain and expand our operations as referenced in our Stage III. These funds may be raised through equity financing, debt financing, or other sources, which may result in further dilution in the equity ownership of our shareholders. At this time we have no earmarked source for these funds. Additionally, there is no guarantee that we will be able to locate additional funds. In the event we are unable to locate additional funds, we will be unable to generate revenues sufficient to operate our business as planned. For example, if we receive less than $100,000 of the funds earmarked in Stage III, we would be unable to significantly expand our inventory to levels under Stage III. Alternatively we may be required to reduce the payments of salary to our President and cover legal and accounting fees required to continue our operations. There is still no assurance that, even with the funds from the offering, we will be able to maintain operations at a level sufficient for an investor to obtain a return on their investment in our common stock. Further, we may continue to be unprofitable.

Liquidity and Capital Resources

Since inception, we have financed our cash flow requirements through issuance of common stock. As we expand our activities, we may, and most likely will, continue to experience net negative cash flows from operations, pending receipt of product sales. Additionally, we anticipate obtaining additional financing to fund operations through common stock offerings, to the extent available, or to obtain additional financing to the extent necessary to augment our working capital. In the future we need to generate sufficient revenues from product sales in order to eliminate or reduce the need to sell additional stock or obtain additional loans.  There can be no assurance we will be successful in raising the necessary funds to execute our business plan.

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

Item 4T. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the specified time periods.  As of the end of the period covered by this report, Carlos Alcantara, our President and Principal Accounting Officer evaluated the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based on the evaluation, which disclosed no significant deficiencies or material weaknesses, Mr. Alcantara, our President and Principal Accounting Officer concluded that our disclosure controls and procedures are effective in timely alerting him to material information required to be included in our periodic SEC filings and in ensuring that information required to be disclosed by us in the reports that we file or submit under the Act is accumulated and communicated to our management, including our principal executive officer ad principal accounting officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

We were incorporated in March of 2008 as a Nevada corporation. As a result of our start-up operations we have; (i) generated no revenues, (ii) accumulated deficits of $37,903 for the period ended September 30, 2008, and (iii) we have incurred losses of $37,903 from our inception through the period ended September 30, 2008.  We have been focused on organizational and start-up activities, business plan development, and commenced development of our food products since we incorporated. Although we have commenced the development of our food product lines, there is nothing at this time on which to base an assumption that our business operations will prove to be successful or that we will ever be able to operate profitably. Our future operating results will depend on many factors, including our ability to raise adequate working capital, demand for our products, the level of our competition and our ability to attract and maintain key management and employees.

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

Due to our very recent start-up nature, we will have to incur the costs of product development, import expenses, advertising, in addition to hiring new employees and commencing additional marketing activities for product sales and distribution. To fully implement our business plan we will require substantial additional funding. The recently raised funds from our offering will only enable us to commence our product development, and will assist us in further developing our initial business operations, including the enhancement of product lines; however, the capital will not be sufficient to allow us to expand our business meaningfully. Additionally, since the net offering proceeds have been earmarked for advertising expenses, travel, accounting, legal, some website development fees, and minimal working capital, we will not be capitalized sufficiently to hire or pay employees.

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

As of the date of this filing, there is no public market for our common stock. Although we have contacted an authorized OTC Bulletin Board market maker for sponsorship of our securities on the Over-the-Counter Bulletin Board, there can be no assurance that our attempt to do so will be successful. Furthermore, if our securities are not quoted on the OTC Bulletin Board, or elsewhere, there can be no assurance that a market will develop for the common stock or that a market in the common stock will be maintained. As a result of the foregoing, investors may be unable to liquidate their investment for any reason.

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

FINRA sales practice requirements may also limit a stockholder's ability to buy and sell our stock.

In addition to the “penny stock” rules described above, the Financial Industry Regulatory Authority (FINRA) has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer's financial status, tax status, investment objectives and other information. Under interpretations of these rules, the FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. The FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Use of Proceeds From Sales of Registered Securities

On April 21, 2008, our registration statement (File No. 333-149804) relating to our initial public offering of our common stock was declared effective by the Securities and Exchange Commission. Under the registration statement, we registered 550,000 shares of our common stock with an aggregate offering price of $55,000. The offering closed in August 2008, wherein we received subscriptions for the total 550,000 of the shares offered. All shares of common stock offered were sold for the aggregate offering price directly by us with no commissions paid on funds raised.

We incurred offering expenses of approximately $5,800 in connection with the offering. Thus the net offering proceeds to us (after deducting offering expenses) were approximately $49,200. No offering expenses were paid directly or indirectly to any of our directors or officers (or their associates), persons owning ten percent (10%) or more of any class of our equity securities or to any other affiliates.

As of September 30, 2008, $4,650 of the net proceeds had been used for accounting and transfer agent expenses. The remaining $44,550 of the net proceeds remain in our operating account pending future use.

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities from the time of our inception on March 7, 2008 through the period ended September 30, 2008.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

We did not submit any matters to a vote of our security holders from the time of our inception through the period ended September 30, 2008.

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

Date: November 14, 2008