Form 10-K
period 2008-12-31
Alcantara Brands CORP
filed 2009-04-15
CIK 1429393

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 333-149804

ALCANTARA BRANDS CORPORATION
(Exact name of registrant as specified in its charter)

Nevada	26-2137574
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3753 Howard Hughes Parkway, Suite 200
Las Vegas, NV	89169
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number:  (702) 425-5758

Copies of Communications to:
Stoecklein Law Group
402 West Broadway
Suite 690
San Diego, CA 92101
(619) 704-1310
Fax (619) 704-1325

Securities registered under Section 12(b) of the Act:  None

Securities registered under Section 12(g) of the Act:

Common Stock, $0.001 par value

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐    No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐    No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "small reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☒    No ☐

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of June 30, 2008 (the last business day of the registrant's most recently completed second fiscal quarter) was $55,000 based on a share value of $0.10.

The number of shares of Common Stock, $0.001 par value, outstanding on March 27, 2009 was 1,400,000 shares.

ALCANTARA BRANDS CORPORATION
FOR THE FISCAL YEAR ENDED
DECEMBER 31, 2008

FORWARD-LOOKING STATEMENTS

This document contains “forward-looking statements”.  All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws, including, but not limited to, any projections of earnings, revenue or other financial items; any statements of the plans, strategies and objections of management for future operations; any statements concerning proposed new services or developments; any statements regarding future economic conditions or performance; any statements or belief; and any statements of assumptions underlying any of the foregoing.

Forward-looking statements may include the words “may,” “could,” “estimate,” “intend,” “continue,” “believe,” “expect” or “anticipate” or other similar words.  These forward-looking statements present our estimates and assumptions only as of the date of this report.  Accordingly, readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the dates on which they are made.  Except for our ongoing securities laws, we do not intend, and undertake no obligation, to update any forward-looking statement.  You should, however, consult further disclosures we make in future filings of our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K.

Although we believe the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in any of our forward-looking statements.  Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and inherent risks and uncertainties.  The factors impacting these risks and uncertainties include, but are not limited to:

•	our current lack of working capital;
•	inability to raise additional financing;
•
the fact that our accounting policies and methods are fundamental to how we report our financial condition and results of operations, and they may require our management to make estimates about matters that are inherently uncertain;

•	deterioration in general or regional economic conditions;
•	adverse state or federal legislation or regulation that increases the costs of compliance, or adverse findings by a regulator with respect to existing operations;
•	changes in U.S. GAAP or in the legal, regulatory and legislative environments in the markets in which we operate;
•	inability to efficiently manage our operations;
•	inability to achieve future sales levels or other operating results; and
•	the unavailability of funds for capital expenditures.

For a detailed description of these and other factors that could cause actual results to differ materially from those expressed in any forward-looking statement, please see “Item 1A. Risk Factors” in this document.

Throughout this Annual Report references to “we”, “our”, “us”, “Alcantara”, “the Company”, and similar terms refer to Alcantara Brands Corporation.

PART I

ITEM 1.                      BUSINESS

Business Development

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

Alcantara Brands is actively seeking out other business opportunities in Peru in an effort to establish business in Peru and substantiate stockholder value.

Business of Issuer

Introduction to Our Product Line

Our product is intended to be a line of flavorings, seasonings, and condiments designed to make everyday in-home prepared meals taste better. Made with Peruvian peppers, the products will transform routine in-home prepared foods into exciting meals. There are many important factors having a significant impact on grocery food categories sales: long-term, perennial trends, such as convenience and health, as well as more recent growth of more intense flavor options, and ethnic/regional cuisine. These factors are reflected in the proliferation of Mexican sauces, which now outsell that ubiquitous American staple, tomato ketchup, and new trends such as flavored mayonnaises, hot and spicy ketchups and meat sauces, and similar products. Increased grilling and other healthier food preparation techniques have also driven recent rapid growth trends for marinades and dipping sauces. Our product line will also leverage the more intense and ethnic flavor trends, with a healthier option: their flavor will not require the added baggage of extra fat, sugar or salt, which are commonly used in other products to generate flavor. The product line is being designed and developed for the North American palate and lifestyle, and is intended to be introduced into the mainstream food market. It will provide an easy, convenient way to bring spice to meals, with a touch of heat. The line promises to add sales for retailers, through the introduction of a new grocery category (seasoning pastes), and distinctive, unique flavors (the Peruvian peppers) to established condiment categories. The products appeal to fast-growing consumer segments: consumers who like hot and spicy foods, and those looking for more ethnic offerings. We intend for Supermarkets to use the Company’s high-margin product line to build up their specialty food offering, differentiating themselves from mass merchandisers. The product line of seasoning pastes do not replace other products, but are used in addition to them, representing an opportunity for retailers to build category growth.

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

Seasoning Pastes

We are developing Seasoning Pastes as an easy way to bring this new Peruvian taste sensation into the kitchen. Simply add a spoonful or two to your favorite recipe to deliver complex, robust, and spicy flavors. The Costa (coastal zone) of Peru is an arid, mostly hilly region between the Pacific shore, much of which is bordered by high cliffs, and the Andes farther east. Agricultural settlements that irrigate and cultivate small areas of these valleys are actually oases in this desertlike environment. Our Seasoning Pastes will be made by condensing aji peppers grown in these coastal valleys, and are available in three different peppers, each offering its own distinct flavor profile: Amarillo Seasoning Paste offers a unique balance of heat and flavor. This is the most commonly used pepper in all of Peru, adding a fruity, more robust taste to your meals. This makes a wonderful rub for grilled meats, especially beef. It can also be used straight as a hot and tasty condiment. Panca Seasoning Paste delivers a subtle, smoky flavor that is enhanced with a delightful spiciness and adds richness to your favorite recipes. It's a long red pepper used in Peruvian cooking to thicken and flavor. This flavor tones down with cooking. Consumers like it with seafood, or to jazz up everyday dips, marinades, and sauces. Mirasol Seasoning Paste adds a full-bodied flavor and just the right amount of heat, which mellows with cooking. Consumers like it with pork or pasta dishes, or with turkey or grilled chicken.

Peppers

Besides their presence as core ingredients in Seasoning Pastes, condiments, and sauces, aji peppers may be served whole, sliced, roasted, and mixed with other peppers. The Company’s first product featuring whole peppers will be the mini hot, or Charapita, peppers. They produce a burst of flavor, followed by a sweet aftertaste. Charapitas come from the Peruvian Amazon jungle in the eastern lowlands, where natives attribute to them aphrodisiac qualities. Unlike jalapeño or habanero peppers which burn your mouth, the charapita pepper bursts with flavor without the overpowering heat. They taste great sprinkled on your favorite pizza, sandwich or salad, adding bursts of spicy flavor to ordinary meal favorites. Some like them straight from the jar as a hot garnish.

Condiments

As compared to the Company’s Seasoning Pastes, which are primarily used in the kitchen as a flavor enhancement to sauces, dips, marinades, and other recipes (and secondarily as a stand-alone condiment), the Company’s condiments are primarily used at the table to be added to cooked foods. Offered in convenient twelve-once bottles, Our condiments will also constitute a new cooking ingredient to barbecued and grilled foods and other familiar recipes. The Spicy Ketchup we are developing is made with Peruvian tomatoes, Rocoto peppers and spices. This delightful blend of delicious ingredients is often considered to be an “adult” version of traditional ketchup because of its bold, complex flavors. It enhances meals without overpowering them, adding just a hint of heat. The naturally sweet Peruvian tomatoes require none of the sugar or other sweeteners found in other ketchups. The Spicy Steak Sauce is made with Amarillo peppers and Peruvian spices that produce a delightful flavor based on lomo saltado, a Peruvian beef entrée that is popular with children and adults alike. Tastes great not only with beef, but with chicken and pork as well. Add to mushrooms or your favorite vegetable for a zesty side dish. The Spicy Marinade blends the Panca and Mirasol peppers with native spices to bring grilled meats to life with minimum fuss. Makes great spicy chicken wings. Transforms grilled salmon into a zesty entree. Simply add the marinade to your meat or fish in a closed container for five minutes. Grill, bake or broil until done.

Pepper Sauces

The Red and Green Pepper Sauces we are developing are made with peppers grown in the mountain valleys of Peru. The Red Pepper Sauce includes rocoto and red limo peppers, where as the Green Pepper Sauce includes the same limo peppers in their green, less mature state. These perfect blends of peppers and spices will enhance your meal without overpowering it. Spice up your favorite pizza, salsa, soup or pasta sauce. They even taste great on eggs and vegetables. Add a few drops to all your foods.

Health and Nutrition

Consumers’ increasing interest in wellness and weight control is a manifestation of a bigger opportunity - health and nutrition. This is clearly an emerging trend in the food industry and an opportunity for which the Company is uniquely positioned. The Company’s products are being developed to easily enhance the flavors of a variety of diets. All too often, diets that call for low-fat, low-salt, or low-calorie are often low in flavor. And that's where our products step in – to add great taste. They’re being developed to be delicious, without any added sugar, fat, or salt. For example, the Peruvian tomatoes in the Spicy Ketchup are naturally sweet and offer a non-sugary alternative to the more bland tomatoes with sugar additives used in mainstream ketchups. The Company’s rubs, being developed, contain no potassium sorbate or other artificial preservatives. All the our products are intended to be low in carbohydrates and cholesterol. Besides the absence of unwanted ingredients such as fat, sugar, or salt in the products, there is extensive data to substantiate the positive health benefits deriving from capsaicin, the pungent ingredient in aji peppers that will give the Company’s products their heat. Capsaicin cream is used to lower the sensation of pain in such conditions as arthritis, and other painful chronic conditions. Aji peppers are high in vitamin C (about twice that of citrus fruits), dried peppers are very high in vitamin A, and red peppers are a great source of b-carotene. Aji peppers also have antibacterial qualities, and contain bioflavinoids, anti-oxidants most common in apple juice. Among the attributed benefits are improved cardiovascular health that helps prevent the formation of blood clots, improved immunity sytem, and reduced cancer risks. For example, the Pan American Health Organization, which serves as the Regional Office for the Americas of the World Health Organization, estimated cancer deaths in Peru at 113 and 138 per 100,000 population in males and females, respectively, for the year 2001; by comparison, the U.S. National Center for Health Statistics reports 194.4 per 100,000 in the United States for the same year. Though the lower rate of cancer deaths in Peru as compared to the United States is not definitively attributed to the consumption of aji peppers, these data are consistent with findings that in the countries where diets are traditionally high in capsaicin, the cancer death rates are significantly lower than they are in countries with less chili pepper consumption.

Product Development Strategy

The Company’s future products are intended to bring news and excitement to the categories in which it competes. Consumers are seeking new products that offer convenience and great flavor. The Company plans to introduce new product entries at a rate of a new concept approximately every 18 months. They will all leverage the Company’s unique access to specialized Peruvian ingredients with an advantageous cost structure, and will deliver our distinctive flavor profile. The Company’s product strategy is to deliver unique flavors that leverage prevailing industry food trends, that are conveniently incorporated into the average in home meal. The Company is focused on finding ways to bring more intense flavors to in home prepared meals, with a vision of having our products for every meal occasion. Our proposed product line - which do not exist anywhere else, including Peru, in this form will establish a solid base from which the Company will extend our brand and build a franchise with line extensions and new products, all incorporating the distinctive Peruvian flavors to conveniently make America’s meals taste better.

The Consumer

Consumers want to add flavor to their foods, but preparation must be easy. A recent Food Market Institute report stated, “Consumers continue to be time-pressed and are looking for solutions to cut the time spent in meal preparation.” In October 2004, USA Today reported that 77% of meals are made at home, based on research conducted by NPD. And the Food Marketing Institute has indicated that 84% of consumers ate a home-cooked meal at least three times a week, compared to 74% in 2001. At the same time, Americans would like preparation time to be less than thirty minutes, according to Parade Magazine’s “What America Eats” issue. The Company’s target customers are pre-disposed to a product line with the attributes of our products, which is on trend for frequent and widespread use occasions, particularly for in-home prepared meals.

1. The average consumer making in-home prepared meals is an ideal potential user of the Company’s products. Over 88% of respondents to a Harris online poll claimed to make meals at dinner time, with fully 62% claiming to do so often or very often. Typically, there is a set of six to twelve regular meals in the rotation. The fact that 55% of people who use hot sauce strongly or somewhat agree they enjoy cooking, is highly favorable for the Company’s products.

2. Our product line is positioned to fit into the on-the-go lifestyles of today’s consumers. While the Harris on-line survey panel claimed to “prepare a home cooked meal” about 38% of the time, they claimed to “throw something together quickly” over 30% of the time. For many consumers, the evening meal means having ingredients that fit into a 15-30 minute preparation window. Our Product Line minimizes risk for significant flavor reward, a minimum time requirement, and the ability to exercise a personal preference.

3. Overall, the Company’s product line is on trend with its flavor profile: spicy, but not too hot. Forty percent of people strongly or somewhat agree that they prefer foods “cooked with lots of spices.” Importantly, 43% of all Americans with household income exceeding $50,000 strongly or somewhat prefer food cooked with lots of spices. In the Company’s initial intended market areas (California and the Midwest), 37% strongly or somewhat prefer food cooked with lots of spices, and only 14% of the population strongly agrees that they prefer food without a lot of spices.

4. The Company’s target consumer is willing to try new products. Sixty percent of people who use spicy BBQ sauce; 54% of people who use 4 or more seasoning bottles/month, and; about 58% of both the California and Midwest groups with incomes exceeding $50,000, all strongly or somewhat agree that they like to try food products. Early adopters have tables crowded with condiments because they spend more time in the kitchen.

5. The Peruvian origin of the Company’s ingredients is a strong point. Sixty percent of the California group with household incomes exceeding $50,000 strongly or somewhat agree that they enjoy eating foreign foods. Our product line will provide a point of differentiation to other pepper and hot sauce products.

6. Our product line is on trend with target consumers in both the Midwest and California markets, as evidenced by Simmons data (April 2004 survey among 28,724 respondents.

7. The target consumers don’t have to use very much of the product line for the Company to succeed. The Company want consumers who enjoy the spicy / hot profile to add a spoonful or more to one to two of these everyday meals per week.

•	Nearly eight in ten meals are eaten in the home, most of them prepared by “Mom.”
•	The Company’s seasoning pastes can be added to all of the most frequently eaten meals (e.g., spaghetti, pizza, steak, and chicken) to enhance the flavor profile for target consumers.
•	The majority of families eat their main meal together at least four times a week, and one-third eats together seven nights a week. These are ideal occasions for our products.
•
Consumers increasingly seek to avoid additives, preservatives, pesticides, and sugar. The Company’s founders conducted an Optimizer session among a representative sample of target consumers: female users of hot/spicy foods. The seasoning pastes were sampled as an ingredient in off-the-shelf sauces and straight from the bottle. The ketchup, steak sauce, and the marinade were samples with shoestring packaged potatoes.

Market Landscape and Competitive Overview

Interest in flavors continues to grow as consumers are exposed to different cuisines than their own. A report published by The Freedonia Group states that “flavors and flavor enhancers will continue to account for the largest share of overall food additives, due to their extensive use in many processed foods, dairy products, baked goods and candy. Opportunities are constantly being created by consumer demand for new flavors based on ethnic cuisines and more intense flavor preparations.” With our new seasoning pastes, peppers and olives, condiments, hot sauces, and rubs, we can have a highly competitive, broad range of flavor solutions. The current proposed product line competes across a number of food categories totaling over $5 billion in annual sales. These categories are growing at or above the overall average for foods generally, that is in the range of 2-3% per year. The categories across which our line will compete are fragmented. While major companies compete in individual categories, no one company dominates the entire sector. With the exception of H.J. Heinz in ketchups and McIlhenny’s Tabasco in hot and Cajun sauces, dominant category brands generally do not represent core businesses for the respective manufacturers. The fragmentation of these categories, coupled with the fact that they are largely unpopulated by big company core brands, create conditions that are favorable for us to build a successful business. The categories in which our product line competes are distributed through both warehouse and Direct Store Delivery (“DSD”), where we believe we can be of comparable strength. These categories enjoy generally good margins.

Factors that promise to drive our products growth include the following:

•	ethnic product expansion;
•	growth in hot / spicy food sectors;
•	movement towards convenience / grazing consumption habits;
•	entertaining at home;
•	health concerns (e.g., healthy snacks enjoy above-average growth rates);
•	pre-portioned foods / meals / side-dishes; and
•	pre-blended spices for meat preparation.

Besides the competitive advantages inherent in the products and their appeal to consumers, we intend to enjoy the competitive advantage of a highly profitable business model. Our unique access to raw materials that are not generally available in the market, and exercises total control of the supply chain. Production and packaging is carried out in a cost effective and socially responsible operation by our founder’s connections in Peru, and is delivered duty-free to U.S. warehouses. Cost of goods is minimized, and consequently, gross margins are very favorable and highly sustainable.

Our other significant competitive advantage is our management team, which consists of seasoned executives who have managed rapid growth and profitability in the world’s leading consumer packaged goods organizations. They bring the best practices derived from their successful track records at industry leaders such as Procter & Gamble, Clorox, and Pennzoil-Quaker State to minimize the risk otherwise inherent with first-time entrepreneurs and accelerate the Company’s product introduction, market penetration, and path to profitability.

Supply Chain, Operations, and Distribution

The unique and varied climate and geography of Peru, where our supply chain processes start, are major factors contributing to a highly differentiated product offering. Peru is located in the tropics near the equator, on the west coast of South America, bordered by the South Pacific Ocean, Ecuador, Colombia, Brazil, Bolivia, and Chile. It covers nearly the area of Alaska (twice the area of France). The international climate classification of Köppen establishes eleven main types of climates, of which Peru possesses eight. A trip through Peru can encounter an infinite variety of micro-climates from hot deserts and dry forests, to humid savannas and plain rainforests, to cold plateaus, cool steppes, and icy mountains. These unique micro-climates, analogous to the concept of terroir in winemaking, converge in unique ways that do not occur elsewhere in the world, resulting in a distinct source for the Company’s ingredients that cannot be replicated elsewhere.

Raw Materials

Our personnel will select and purchase all raw materials and other processed ingredients from sources in various locations in Peru. The aji peppers and some other raw materials will be purchased directly from a network of small, independent growers, whereas other raw materials will be purchased via middlemen. Processed ingredients will be purchased from companies located in and around Lima. Packaging materials are to be shipped to operating sites in Lima. All jars, bottles, lids, labels, and corrugated cases will be purchased from suppliers located in Lima and shipped to a Company operating site.

Manufacturing and Filling

All raw materials and packaging materials are to be delivered to any of three plants in the Lima area with then-current capacity. The batch manufacturing process is to be carried out at these plants by our personnel, thereby preserving our tradesecret product formulae and process know-how. Though we will initially contract the equipment use and the labor to complete the manufacturing and filling, we plan to acquire the equipment to perform these two key processes at our own production facility in Lima, thereby further reducing operating costs by avoiding tolling fees.

Packaging and Warehousing

Labeling, packaging, and warehousing will take place at a selected Company operating site. Final product in corrugated cases will be shipped in twenty-foot sea containers from the Port of Callao to Charleston and Long Beach ports in the U.S. Containers, and are then to be trucked to warehouses in Chattanooga, Tennessee and Buena Park, California. The Company will then truck its products to retailers from these two distribution centers.

Local Economic Conditions and Labor Supply

After several years of inconsistent economic performance, the Peruvian economy was one of the fastest growing in Latin America in 2002 and 2003, growing by 5% and 4%, respectively, with the exchange rate stable and an annual inflation lower than 2%. GDP per capita (purchasing power parity) is US$5,200 (2003 estimate) and unemployment runs at 13.4%, with widespread underemployment (2003 estimate). The Company is committed to socially responsible labor practices and enjoys a highly positive relationship with its employees, local communities, and the Peruvian government by virtue of its job creation and export promotion.

In order to generate revenues during the next twelve months, we must:

1. Develop and implement a marketing plan – Once we establish our product lines and develop an inventory of products, our founders intend to utilize existing contacts to introduce the products to the consumers on an introductory basis, including sales through food distributors, and presentations at Cosco.

2. Develop and implement a comprehensive consumer information website – In addition to providing a consumer direct purchase website, we intend to develop a consumer information website. This consumer information website is intended to let consumers research the most detailed and related information about our products, recipes for the products, and the health benefits.

Alcantara Brands commenced development of its Website in March of 2008, and as a result of its recent commencement of business activities has limited start-up operations and generated no revenues. Our operations, to date, have been devoted primarily to startup and development activities, which include the following:

•	Formation of the company;
•	Creation of our initial website, www.alcantarabrands.com;
•	Research of our competition;
•	Development of our business plan; and
•	Development of a limited product base.

Alcantara Brands is a recently established business, with temporary offices at 1101 E. Tropicana Ave., Suite 2118, Las Vegas, Nevada. Our directors, officers, and founding stockholders created the business as a result of their interest in Peruvian food products.

Short-Range Plan (Years 1 and 2)

With an appropriate level of capital resources from outside investors, our primary business focus will be on establishing our initial products. Once the initial products are established, we plan on obtaining shelving space for our products in major grocery centers in California, initially, and in Costco stores. Secondary focus will be on other areas, to help build necessary distribution by year 5. A key element of the Company’s Short-Range Plan is an aggressive effort to gain new distribution. Another key element of the Short-Range Plan is the Costco road show, which could deliver net revenues during Year One, while generating product awareness and trial throughout the California market. Success in the road show will result in permanent on-shelf distribution in Costco stores. There remain several potential upsides in the Short-Range Plan which are not included in the financial projections, including the following three most important opportunities:

1. Revenues from new products (the Company will present new items to its current and target accounts throughout the year),

2. Increased usage of seasoning pastes (which requires an effective advertising campaign with corresponding investment in marketing operations), and

3. Incremental sales to the food service sector.

Plan Elements:

The plan assumes an active promotion program across a major grocery chain, with public relations programs in key markets. It also assumes active new distribution efforts in California, accompanied by significant slotting allowance expenditures.

•
Public relations in major California metropolitan areas and key Kroger geographies. This support creates awareness of our product line, particularly the seasoning pastes, by publicizing local events as well as by the Company’s consumer support such as the culinary tour recipe competition.

•	Distribution and slotting allowances to get on shelf and gain distribution.
•	TPRs (Temporary Price Reductions) for in-store support throughout Kroger divisions and California accounts.
•	In-store demonstrations in selected markets.
•	Coupons to stimulate awareness and trial. This will be a combination of high probability consumer targeted coupons (in store and direct mail) in addition to onshelf instant redeeming coupons.
•	Special programs, including chef programs and cooking school competition.
•
Consumer competition for culinary trip to Peru, to generate awareness and trial, and stimulate experimentation with the seasoning pastes so that target consumers will incorporate the pastes into the most common in-home prepared meal occasions.

•	Costco road shows to create awareness and trial of our line, particularly the seasoning pastes throughout California, while generating a positive contribution to profit and advertising.

A key factor in achieving targeted habitual use by consumers is education about the simplicity of adding the seasoning paste to favorite meals: All that is needed is a spoon. The key trial vehicle for the plan is in-store demonstrations, both in supermarkets as well as warehouse stores, such as Costco. Although results will inevitably vary from one store to the next, the founders experience indicates that we can generate a trial purchase from 25% to 33% of tasters at these events. The Company anticipates a 25% conversion rate of these trial purchasers to regular product users, with a purchase frequency of two times per year for the seasoning pastes, and three to four times per year for the twelve-once condiments. As the Company’s principal trial generation vehicle, in-store demonstrations have been very effective. In-store demonstrations provide opportunities for consumers to taste the product, while enabling the Company to educate consumers on how and when they can use the product. On average, 22% of the tastings result in a product purchase, with rates over 30% when the demonstration is accompanied with a coupon. Investments in public relations and advertising, which would further enhance consumer education, can significantly accelerate these rates.

Intellectual Property & Proprietary Rights

Upon completion of our brand development, we will regard substantial elements of our brands and underlying intellectual property as proprietary and attempt to protect them by relying on trademark, service mark and trade secret laws, restrictions on disclosure and transferring title and other methods. We currently do not have any intellectual property we consider proprietary, as we are currently in our development stage.

Employees

We are a development stage company and currently have only two part-time employees, Carlos T. Alcantara and Shanda Alcantara, who are also our officers and directors. We look to both Mr. Alcantara and Mrs. Alcantara for their entrepreneurial skills and talents. It is Mr. and Mrs. Alcantara who provided us our business plan. For a discussion of Mr. and Mrs. Alcantara’s experience, please see “Director, Executive Officers, Promoters and Control Persons.” Initially Mr. and Mrs. Alcantara will coordinate all of our business operations. Both Mr. Alcantara and Mrs. Alcantara have provided the working capital to cover our initial expense. We plan to use consultants, attorneys, accountants, and technology personnel, as necessary and do not plan to engage any additional full-time employees in the near future. We believe the use of non-salaried personnel allows us to expend our capital resources as a variable cost as opposed to a fixed cost of operations. In other words, if we have insufficient revenues or cash available, we are in a better position to only utilize those services required to generate revenues as opposed to having salaried employees. We may hire marketing employees based on the projected size of the market and the compensation necessary to retain qualified sales employees: however we do not intend to hire these individuals within the next 12 months. A portion of any employee compensation likely would include the right to acquire our stock, which would dilute the ownership interest of holders of existing shares of our common stock.

Mr. Alcantara is spending the time allocated to our business in handling the general business affairs of our company such as accounting issues, including review of materials presented to our auditors, working with our counsel in preparation of SEC filings, and developing our business plan and overseeing the technological aspects of our business, including the analysis of various software companies capable of generating the type of software we require. Mrs. Alcantara is spending time on the development of our product lines, advertising materials, and overseeing startup production in Peru.

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

We were incorporated in March of 2008 as a Nevada corporation. As a result of our start-up operations we have; (i) generated no revenues, (ii) accumulated deficits of $74,964 for the period ended December 31, 2008, and (iii) we have incurred losses of $74,964 from our inception through the period ended December 31, 2008.  We have been focused on organizational and start-up activities, business plan development, and commenced development of our food products since we incorporated. Although we have commenced the development of our food product lines, there is nothing at this time on which to base an assumption that our business operations will prove to be successful or that we will ever be able to operate profitably. Our future operating results will depend on many factors, including our ability to raise adequate working capital, demand for our products, the level of our competition and our ability to attract and maintain key management and employees.

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

Our business plan is significantly dependent upon the abilities and continued participation of Carlos T. Alcantara, our President. It would be difficult to replace Mr. Alcantara at such an early stage of development of Alcantara Brands. The loss by or unavailability to Alcantara Brands of Mr. Alcantara’s services would have an adverse effect on our business, operations and prospects, in that our inability to replace Mr. Alcantara could result in the loss of one’s investment.  Additionally, our business plan is significantly dependent upon the abilities and continued participation of Shanda Alcantara, which the loss or unavailability of Mrs. Alcantara could materially impact our business operations.

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

If we fail to remain current on our reporting requirements, we could be removed from the OTC Bulletin Board, which would limit the ability of broker-dealers to sell our securities and the ability of stockholders to sell their securities in the secondary market.

Companies trading on the OTC Bulletin Board, such as us, generally must be reporting issuers under Section 12 of the Securities Exchange Act of 1934, as amended, and must be current in their reports under Section 13, in order to maintain price quotation privileges on the OTC Bulletin Board.  More specifically, FINRA has enacted Rule 6530, which determines eligibility of issuers quoted on the OTC Bulletin Board by requiring an issuer to be current in its filings with the Commission.  Pursuant to Rule 6530(e), if we file our reports late with the Commission three times in a two-year period or our securities are removed from the OTC Bulletin Board for failure to timely file twice in a two-year period, then we will be ineligible for quotation on the OTC Bulletin Board.  As a result, the market liquidity for our securities could be severely adversely affected by limiting the ability of broker-dealers to sell our securities and the ability of stockholders to sell their securities in the secondary market.  As of the date of this filing, we have no late filings reported by FINRA.

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

ITEM 1B.                   UNRESOLVED STAFF COMMENTS

None.

ITEM 2.                      PROPERTIES

As of December 31, 2008, our office was located at 1101 E. Tropicana Ave., Suite 2118, Las Vegas, Nevada. We had no monthly rent, nor did we accrue any expense for monthly rent. The office space was provided at no cost from Mr. Alcantara, an officer and director of the Company.

We currently maintain an executive office at 3753 Howard Hughes Parkway, Suite 200, Las Vegas, Nevada, for which we have executed a 3 month lease, commencing on March 1, 2009 and is subject to automatic renewal. Our monthly rent for this office is $104.

As a result of our method of operations and business plan we do not require personnel other than Mr. Alcantara to conduct our business. In the future we anticipate requiring additional office space and additional personnel; however, it is unknown at this time how much space or how many individuals will be required.

ITEM 3.                      LEGAL PROCEEDINGS

We are not a party to any material legal proceedings.

ITEM 4.                      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.                      MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASE OF EQUITY SECURITIES

Market Information

Our Common Stock is traded in the over-the-counter securities market through the Financial Industry Regulatory Authority ("FINRA") Automated Quotation Bulletin Board System, under the symbol “ACBR”. We have been eligible to participate in the OTC Bulletin Board since February 13, 2009.

Holders of Common Stock

As of March 27, 2009, we had approximately 46 stockholders of record of the 1,400,000 shares outstanding.

Dividends

The payment of dividends is subject to the discretion of our Board of Directors and will depend, among other things, upon our earnings, our capital requirements, our financial condition, and other relevant factors. We have not paid or declared any dividends upon our common stock since our inception and, by reason of our present financial status and our contemplated financial requirements, do not anticipate paying any dividends upon our common stock in the foreseeable future.

We have never declared or paid any cash dividends. We currently do not intend to pay cash dividends in the foreseeable future on the shares of common stock. We intend to reinvest any earnings in the development and expansion of our business. Any cash dividends in the future to common stockholders will be payable when, as and if declared by our Board of Directors, based upon the Board’s assessment of:

•	our financial condition;
•	earnings;
•	need for funds;
•	capital requirements;
•	prior claims of preferred stock to the extent issued and outstanding; and
•	other factors, including any applicable laws.

Therefore, there can be no assurance that any dividends on the common stock will ever be paid.

Recent Sales of Unregistered Securities

During the three months ended December 31, 2008, we had no sales of unregistered securities.

Subsequent Sales of Unregistered Securities

In April 2009, we sold a total of 87,891 shares of our restricted common stock to 2 accredited investors for a total purchase price of $225,000, all of which was paid in cash. The 87,891 shares have not been issued as of the date of this filing. We believe that the issuance and sale of the shares was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2) and Regulation D Rule 506. The shares were sold directly by us and did not involve a public offering or general solicitation. The recipients of the shares were afforded an opportunity for effective access to files and records of the Company that contained the relevant information needed to make their investment decision, including the financial statements and 34 Act reports. We reasonably believed that the recipients, immediately prior to the sale of the shares, had such knowledge and experience in our financial and business matters that they were capable of evaluating the merits and risks of their investment. The recipients had the opportunity to speak with our management on several occasions prior to their investment decision. There were no commissions paid on the issuance and sale of the shares.

Issuer Purchases of Equity Securities

The Company did not repurchase any of its equity securities during the fourth quarter ended December 31, 2008.

ITEM 6.                      SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.                      PLAN OF OPERATIONS

OVERVIEW AND OUTLOOK

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

Since our inception on March 7, 2008 through December 31, 2008, we have not generated any revenues and have incurred a net loss of $74,964. As of December of 2008, our only business activity was the formation of our corporate entity and the development of our business model. We anticipate the commencement of generating revenues in the next twelve months, of which we can provide no assurance.  The capital raised in our offering has been budgeted to cover the costs associated with the offering, travel expenses, working capital, and covering various filing fees and transfer agent fees.  We believe that our lack of significant expenses and our ability to commence purchasing and importing products from Peru will generate revenues sufficient to support the limited costs associated with our initial ongoing operations for the next twelve months.  There can be no assurance that the actual expenses incurred will not materially exceed our estimates or that cash flows from product imports will be adequate to maintain our business.  As a result, our independent auditors have expressed substantial doubt about our ability to continue as a going concern in the independent auditors’ report to the financial statements.

Recent Developments

On December 22, 2008, we entered into a letter of intent (the “LOI”) with KCA International (“KCA”), an Ohio Limited Liability Company, who is in the business of selling food products to domestic and international buyers, and has expertise in selling raw materials such as food products, as well as negotiating favorable terms with buyers of such materials.  The LOI is in respect to the marketing and sale by KCA of food stuffs and raw materials sourced by the Company (“Bulk Food Sales”) and to serve as the framework for a definitive Distribution and Consulting Agreement concerning the same (“Agreement”).

The term of the Agreement will be limited to cover: a) Twelve (12) months from the date of execution with automatic renewal for an additional 12 months unless cancelled by either party; and, b) One Hundred Million Dollars ($100,000,000) in gross revenue generated directly from KCA’s efforts.

The LOI reflects the present intentions of the parties and is subject to execution of a definitive agreement.

As of the date hereof, the Company has not entered into a definitive and/or binding agreement for the LOI mentioned above. When any such agreement is reached the Company will file notice of such agreement or facts with the Securities and Exchange Commission on Form 8-K.

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

Milestones:

As a result of our being a development stage company with minimal amounts of equity capital initially available, we have set our goals in three stages: (1) goals based upon the availability of our initial funding of $7,500 (achieved); (2) goals based upon our funding of $55,000 (achieved); and (3) goals based upon or funding additional equity and or debt in the approximate sum of $100,000 to $200,000 (achieved subsequent to the year ended 12/31/08 and goals being implemented).

With the infusion of capital from our direct public offering, we implemented Stage II of our Plan of Operation. Although we are currently operational and we are starting to place orders for the production of our line of food products, our plan of operation is premised upon having inventory dollars available. We believe that the inventory dollars allocated in the offering will assist us in generating revenues. We have suffered start up losses and have a working capital deficiency which raises substantial concern regarding our ability to continue as a going concern. We believe that the proceeds of the offering will enable us to maintain our operations and working capital requirements for at least the next 12 months, without taking into account any internally generated funds from operations. As of December 2008, we have successfully raised $55,000 and subsequently we raised $225,000 to comply with our business plan of operations for the next 12 months based on our capital expenditure requirements.

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

In April 2008, the FASB issued Staff Position FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP FAS 142-3”) which amends the factors an entity should consider in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FAS No. 142, “Goodwill and Other Intangible Assets” (“FAS No. 142”).  FSP FAS 142-3 applies to intangible assets that are acquired individually or with a group of assets and intangible assets acquired in both business combinations and asset acquisitions.  It removes a provision under FAS No. 142, requiring an entity to consider whether a contractual renewal or extension clause can be accomplished without substantial cost or material modifications of the existing terms and conditions associated with the asset.  Instead, FSP FAS 142-3 requires that an entity consider its own experience in renewing similar arrangements.  An entity would consider market participant assumptions regarding renewal if no such relevant experience exists.  FSP FAS 142-3 is effective for year ends beginning after December 15, 2008 with early adoption prohibited.  The Company does not expect the adoption of FSP FAS 142-3 will have a material impact on its financial condition or results of operation.

In June 2008, the FASB issued FSP No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP EITF 03-6-1”).  FSP EITF 03-6-1 concludes that unvested share-based payment awards that contain rights to receive non-forfeitable dividends or dividend equivalents are participating securities, and thus, should be included in the two-class method of computing earnings per share (“EPS”).  FSP EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008, and interim periods within those years.  Early application of EITF 03-6-1 is prohibited.  It also requires that all prior-period EPS data be adjusted retrospectively.  The Company does not expect the adoption of EITF 03-6-1 will have a material impact on its financial condition or results of operation.

ITEM 7A.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

This item in not applicable as we are currently considered a smaller reporting company.

ITEM 8.                      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Index to Financial Statements and Financial Statement Schedules appearing on page F-1 through F-13 of this Form 10-K.

ITEM 9.                      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

We have had no disagreements with our independent auditors on accounting or financial disclosures.

ITEM 9a (T).              CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our Principal Executive Officer and Principal Financial Officer, Carlos Alcantara, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Report. Based on his evaluation, Mr. Alcantara concluded that our disclosure controls and procedures are effective in timely alerting him to material information relating to us required to be included in our periodic SEC filings and in ensuring that information required to be disclosed by us in the reports that we file or submit under the Act is accumulated and communicated to our management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting

           Our management is responsible for establishing and maintaining adequate internal control, as is defined in the Securities Exchange Act of 1934.  These internal controls are designed to provide reasonable assurance that the reported financial information is presented fairly, that disclosures are adequate and that the judgments inherent in the preparation of financial statements are reasonable.  There are inherent limitations in the effectiveness of any system of internal controls, including the possibility of human error and overriding of controls.  Consequently, an effective internal control system can only provide reasonable, not absolute, assurance with respect to reporting financial information.

Our internal control over financial reporting includes policies and procedures that: (i) pertain to maintaining records that in reasonable detail accurately and fairly reflect our transactions; (ii) provide reasonable assurance that transactions are recorded as necessary for preparation of our financial statements in accordance with generally accepted accounting principles and the receipts and expenditures of company assets are made and in accordance with our management and directors authorization; and (iii) provide reasonable assurance regarding the prevention or timely detection of unauthorized acquisition, use or disposition of assets that could have a material effect on our financial statements.

Management has undertaken an assessment of the effectiveness of our internal control over financial reporting based on the framework and criteria established in the Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Based upon this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2008.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our registered public accounting firm pursuant to the temporary rules of the Securities and Exchange Commission that permit the company to provide only management’s report in this annual report.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.                   OTHER INFORMATION

None.

PART III

ITEM 10.                    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The members of our board of directors serve for one year terms and are elected at the next annual meeting of stockholders, or until their successors have been elected. The officers serve at the pleasure of the board of directors.

Information as to our current directors and executive officers is as follows:

Name	Age	Title
Carlos T. Alcantara	58	President, Director
Shanda Alcantara	52	Secretary/Treasurer, Director

Duties, Responsibilities and Experience

Carlos T. Alcantara. Age 58, President, Director and co-founder of Alcantara Brands from March 7, 2008 to present. Mr. Alcantara currently does not spend more than 30 hours per month on Alcantara Brands business. From 2000 to present Mr. Alcantara was, and still is, involved in the development of a food processing and import business in Peru. Prior to founding Alcantara Brands, Carlos served for two years as President of international operations for Pennzoil-Quaker State Company (formerly NYSE: PZL), where he was responsible for the expansion of the company’s international business and positioning Pennzoil-Quaker State Company as a world leader in vehicle care and maintenance products until its acquisition by Shell Oil Company in 2001. Carlos previously served for seven years as Vice President Latin America and Vice President of Worldwide Business Development with the Clorox Company (NYSE/PSE: CLX), a leading manufacturer and marketer of consumer products. Earlier in his career, Carlos served in various capacities of progressively increasing responsibility for Sales, Marketing, and General Management with the Procter & Gamble Company (NYSE: PG). Carlos holds a Masters of Business Administration from Xavier University in Ohio, and a Bachelor’s degree in Business Administration and Economics, magna cum laude, from University of the Pacific in California. He serves on the boards of directors of the Miami World Trade Center, which fosters and enhances international business  opportunities for its member companies, and of the New America Alliance, a national business initiative to foster success in Hispanic businesses. Carlos is also a member of the President’s Advisory Council at Xavier University, and the Board of Advisors for the School of International Studies at University of the Pacific.

Shanda Alcantara. Age 52, Secretary/Treasurer, Director and co-founder of Alcantara Brands from March 7, 2008 to present. Ms. Alcantara is responsible for research and development of new product recipes and formulations, initial market testing and validation. She is also active in product promotions and consumer education, and serves as the Company’s principal spokesperson and face to the world. Shanda has over 20 years successful marketing, sales, and general management experience in the hospitality industry having managed full service 300-700 room hotels in California, with the Picadilli Inn, The Holiday Inn, and Ramada. She has also served as a hospitality industry consultant including franchise negotiations, hotel development, building, and management to client hotels in California and the Caribbean. Shanda attended the Lima Culinary Institute, a leading institution in Peruvian cuisine, which reflects a fascinating fusion of cultures and gastronomic influences (Inca, Spanish, African, French, Chinese, and Japanese).

Limitation of Liability of Directors

Pursuant to the Nevada General Corporation Law, our Articles of Incorporation exclude personal liability for our Directors for monetary damages based upon any violation of their fiduciary duties as Directors, except as to liability for any breach of the duty of loyalty, acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of law, or any transaction from which a Director receives an improper personal benefit. This exclusion of liability does not limit any right which a Director may have to be indemnified and does not affect any Director’s liability under federal or applicable state securities laws. We have agreed to indemnify our directors against expenses, judgments, and amounts paid in settlement in connection with any claim against a Director if he acted in good faith and in a manner he believed to be in our best interests.

Election of Directors and Officers

Directors are elected to serve until the next annual meeting of stockholders and until their successors have been elected and qualified. Officers are appointed to serve until the meeting of the Board of Directors following the next annual meeting of stockholders and until their successors have been elected and qualified.

No Executive Officer or Director of the Corporation has been the subject of any Order, Judgment, or Decree of any Court of competent jurisdiction, or any regulatory agency permanently or temporarily enjoining, barring suspending or otherwise limiting him from acting as an investment advisor, underwriter, broker or dealer in the securities industry, or as an affiliated person, director or employee of an investment company, bank, savings and loan association, or insurance company or from engaging in or continuing any conduct or practice in connection with any such activity or in connection with the purchase or sale of any securities.

No Executive Officer or Director of the Corporation has been convicted in any criminal proceeding (excluding traffic violations) or is the subject of a criminal proceeding which is currently pending.

No Executive Officer or Director of the Corporation is the subject of any pending legal proceedings.

Involvement in Certain Legal Proceedings

No Executive Officer or Director of the Corporation has been the subject of any Order, Judgment, or Decree of any Court of competent jurisdiction, or any regulatory agency permanently or temporarily enjoining, barring suspending or otherwise limiting him/her from acting as an investment advisor, underwriter, broker or dealer in the securities industry, or as an affiliated person, director or employee of an investment company, bank, savings and loan association, or insurance company or from engaging in or continuing any conduct or practice in connection with any such activity or in connection with the purchase or sale of any securities.

No Executive Officer or Director of the Corporation has been convicted in any criminal proceeding (excluding traffic violations) or is the subject of a criminal proceeding which is currently pending.

Audit Committee and Financial Expert

We do not have an Audit Committee.  Our directors perform some of the same functions of an Audit Committee, such as: recommending a firm of independent certified public accountants to audit the annual financial statements; reviewing the independent auditors independence, the financial statements and their audit report; and reviewing management's administration of the system of internal accounting controls.  The Company does not currently have a written audit committee charter or similar document.

We have no financial expert.  We believe the cost related to retaining a financial expert at this time is prohibitive.  Further, because of our start-up operations, we believe the services of a financial expert are not warranted.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires executive officers and directors, and persons who beneficially own more than ten percent of an issuer's common stock, which has been registered under Section 12 of the Exchange Act, to file initial reports of ownership and reports of changes in ownership with the SEC.

As a company with securities registered under Section 15(d) of the Exchange Act, our executive officers and directors, and persons who beneficially own more than ten percent of our common stock are not required to file Section 16(a) reports.

Code of Ethics

A code of ethics relates to written standards that are reasonably designed to deter wrongdoing and to promote:

(1)	Honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;
(2)	Full, fair, accurate, timely and understandable disclosure in reports and documents that are filed with, or submitted to, the Commission and in other public communications made by an issuer;
(3)	Compliance with applicable governmental laws, rules and regulations;
(4)	The prompt internal reporting of violations of the code to an appropriate person or persons identified in the code; and
(5)	Accountability for adherence to the code.

We have not adopted a corporate code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.

Our decision to not adopt such a code of ethics results from our having only three officers and two directors operating as the management for the Company.  We believe that the limited interaction which occurs having such a small management structure for the Company eliminates the current need for such a code, in that violations of such a code would be reported to the party generating the violation.

Corporate Governance

Nominating Committee

We do not have a Nominating Committee or Nominating Committee Charter.  Our Board of Directors performs some of the functions associated with a Nominating Committee.  We have elected not to have a Nominating Committee in that we are an initial-stages operating company with limited operations and resources.

Director Nomination Procedures

Generally, nominees for Directors are identified and suggested by the members of the Board or management using their business networks.  The Board has not retained any executive search firms or other third parties to identify or evaluate director candidates in the past and does not intend to in the near future.  In selecting a nominee for director, the Board or management considers the following criteria:

1.
whether the nominee has the personal attributes for successful service on the Board, such as demonstrated character and integrity; experience at a strategy/policy setting level; managerial experience dealing with complex problems; an ability to work effectively with others; and sufficient time to devote to the affairs of the Company;

2.
whether the nominee has been the chief executive officer or senior executive of a public company or a leader of a similar organization, including industry groups, universities or governmental organizations;

3.
whether the nominee, by virtue of particular experience, technical expertise or specialized skills or contacts relevant to the Company’s current or future business, will add specific value as a Board member; and

4.	whether there are any other factors related to the ability and willingness of a new nominee to serve, or an existing Board member to continue his service.

The Board or management has not established any specific minimum qualifications that a candidate for director must meet in order to be recommended for Board membership.  Rather, the Board or management will evaluate the mix of skills and experience that the candidate offers, consider how a given candidate meets the Board’s current expectations with respect to each such criterion and make a determination regarding whether a candidate should be recommended to the stockholders for election as a Director.  During 2008, the Company received no recommendation for Directors from its stockholders.

The Company will consider for inclusion in its nominations of new Board of Directors nominees proposed by stockholders who have held at least 1% of the outstanding voting securities of the Company for at least one year.  Board candidates referred by such stockholders will be considered on the same basis as Board candidates referred from other sources.  Any stockholder who wishes to recommend for the Company’s consideration a prospective nominee to serve on the Board of Directors may do so by giving the candidate’s name and qualifications in writing to the Company’s Secretary at the following address:  1101 E. Tropicana, Suite 2118, Las Vegas, Nevada 89119.

ITEM 11.                    EXECUTIVE COMPENSATION

Summary Compensation

Our executive officers have not received any compensation, including plan or non-plan compensation, nor has our executive officers earned any compensation as of the date of this filing.

Future Compensation

Our executive officers have agreed to provide services to us without compensation until such time as we have earnings from our revenue.

Board Committees

We currently do not have any committees of the board of directors.

ITEM 12.                                SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information, to the best of our knowledge, about the beneficial ownership of our common stock on March 27, 2009 relating to the beneficial ownership of our common stock by those persons known to beneficially own more than 5% of our capital stock and by our directors and executive officers.  The percentage of beneficial ownership before the offering for the following table is based on 1,400,000 shares of common stock outstanding.

Name of Beneficial Owner	Number Of Shares	Percent Beneficially Owned
Carlos T. Alcantara	250,000	17.8%
Shanda Alcantara	250,000	17.8%
Daniel R. Van Ness	250,000	17.8%
Stoecklein Law Group	100,000	7.1%
All Directors, Officers and Principle Stockholders as a Group	850,000	100%

“Beneficial ownership” means the sole or shared power to vote or to direct the voting of, a security, or the sole or shared investment power with respect to a security (i.e., the power to dispose of or to direct the disposition of, a security). In addition, for purposes of this table, a person is deemed, as of any date, to have “beneficial ownership” of any security that such person has the right to acquire within 60 days from the date of this filing.

ITEM 13.                    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPNDENCE

The Company utilizes office space provided at no cost from Mr. Alcantara, an officer and director of the Company. Office services are provided without charge by Mr. Alcantara. Such costs are immaterial to the financial statements and, accordingly, have not been reflected.

During March of 2008, Mr. Alcantara and Mrs. Alcantara received 500,000 shares of common stock, at a price of $0.01 per share as founders of Alcantara Brands. Mr. and Mrs. Alcantara are officers, directors, stockholders, and promoters of Alcantara Brands.

As of December 31, 2008, the Company had accounts payable totaling $12,931 due to an entity that is a shareholder of the Company.  During the period of March 7, 2008 to December 31, 2008, the Company had legal expenses totaling $18,388 which were an entity that is shareholder of the Company.

During the period of March 7, 2008 to December 31, 2008, the Company had product development expenses totaling $30,475 which were to entities that are owned and controlled by an officer, director and shareholder of the Company.

The officers and directors are involved in other business activities and may, in the future, become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interests.  The Company has not formulated a policy for the resolution of such conflicts.

ITEM 14.                    PRINCIPAL ACCOUNTING FEES AND SERVICES

(1) AUDIT FEES

The aggregate fees billed for professional services rendered by Lawrence Scharfman & Co., CPA P.C., for the audit of our annual financial statements and review of the financial statements included in our Form 10-Q or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for fiscal year 2008 was $5,500.

(2) AUDIT-RELATED FEES

The aggregate fees billed by Lawrence Scharfman & Co., CPA P.C., for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of the registrant’s financial statements for the fiscal year 2008 was $-0-.

(3) TAX FEES

The aggregate fees billed by Lawrence Scharfman & Co., CPA P.C. for professional services rendered by the principal accountant for the fiscal year 2008 was $-0-, respectively.

(4) ALL OTHER FEES

There were no other fees to be billed by Lawrence Scharfman & Co., CPA P.C. for the fiscal year 2008 other than the fees described above.

(5) AUDIT COMMITTEE POLICIES AND PROCEDURES

We do not have an audit committee.

(6) If greater than 50 percent, disclose the percentage of hours expended on the principal accountant's engagement to audit the registrant's financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant's full-time, permanent employees.

Not applicable.

ITEM 15.                    EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)

1.	The financial statements listed in the "Index to Financial Statements" on page 36 are filed as part of this report.

2.	Financial statement schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

3.	Exhibits included or incorporated herein: See index to Exhibits.

(b)           Exhibits

Incorporated by reference
Exhibit Number	Exhibit Description	Filed herewith	Form	Period ending	Exhibit	Filing date
3(i)(a)	Articles of Incorporation of Alcantara Brands Corporation		SB-2		3(i)(a)	3/19/08
3(ii)(a)	Bylaws of Alcantara Brands Corporation		SB-2		3(ii)(a)	3/19/08
10.1	Subscription Agreement		SB-2		10.1	3/19/08
31	Certification pursuant to Section 302 of the Sarbanes-Oxley Act	X
32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act	X

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALCANTARA BRANDS CORPORATION

By: /S/ Carlos Alcantara
       Carlos Alcantara, President

Date: April 14, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ Carlos Alcantara	Director, President, Chief Executive	April 14, 2009
Carlos Alcantara	Officer (Principal Executive Officer) and
Principal Accounting Officer

/S/ Shanda Alcantara	Secretary/Treasurer and Director	April 14, 2009
Shanda Alcantara

ALCANTARA BRANDS CORPORATION

INDEX TO FINANCIAL STATEMENTS

FOR THE PERIOD MARCH 7, 2008 TO DECEMBER 31, 2008

LAWRENCE SCHARFMAN & CO CPA PC
CERTIFIED PUBLIC ACCOUNTANTS

18 E Sunrise Highway	7104 Corning Circle
Freeport, NY 11520	Boynton Beach, FL 33437
Tel:516-771-5900	Tel:561-733-0296
Fax:516-771-2598	Fax:561-740-0613

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Alcantara Brands Corporation
1101 E Tropicana Ave #2118
Las Vegas, NV 89119

We have audited the accompanying balance sheet of Alcantara Brands Corporation as of December 31, 2008 and the related statement of operations, stockholders equity (deficit) and cash flows for the period March 7, 2008 through December 31, 2008.

These statements are the responsibility of Company's Management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

The company has had difficulty in generating sufficient cash flow to meet its obligations, and is dependent on management's ability to develop profitable operations. These factors, among others may raise substantial doubt about their ability to continue as a going concern.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Alcantara Brands Corporation as of December 31, 2008 and the related statement of operations, stockholders equity (deficit) and cash flows for the period March 7, 2008 to December 31, 2008 in conformity with generally accepted accounting principles.

/S/ Lawrence Scharfman
Lawrence Scharfman, CPA

Boynton Beach, Florida
April 13, 2009

ALCANTARA BRANDS CORPORATION
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEET

December 31,
2008
ASSETS

Current assets:
Cash	$10,533
Total current assets	10,533

Total assets	$10,533

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	5,566
Accounts payable - related party	12,931
Total current liabilities	18,497

Total liabilities	18,497

Stockholders' equity (deficit):
Preferred stock, $0.001 par value, 10,000,000 shares
authorized, no shares issued and outstanding	-
Common stock, $0.001 par value, 100,000,000 shares
authorized, 1,400,000 shares issued and outstanding	1,400
Additional paid-in capital	66,100
Subscriptions (receivable)	(500)
(Deficit) accumulated during development stage	(74,964)
Total stockholders' equity (deficit)	(7,964)

Total liabilities and stockholders' equity (deficit)	$10,533

The accompanying notes are an integral part of these statements.

ALCANTARA BRANDS CORPORATION
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF OPERATIONS

March 7, 2008
(inception) to
December 31,
2008

Revenue	$-

Cost of goods sold	-

Gross profit (loss)	-

Operating expenses:
General and administrative	4,318
Product development - related party	30,475
Consulting expense - related party	-
Executive compensation - related party	-
Professional fees	21,783
Professional fees - related party	18,388
Rent	-
Research and development - related party	-
Travel	-

Total operating expenses	74,964

(Loss) before provision for income taxes	(74,964)

Provision for income taxes	-

Net (loss)	$(74,964)

Weighted average number of common shares	1,064,000
outstanding - basic and fully diluted

Net (loss) per share - basic and fully diluted	$(0.07)

The accompanying notes are an integral part of these statements.

ALCANTARA BRANDS CORPORATION
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

							Deficit
							Accumulated	Total
					Additional		During	Stockholders'
	Preferred Shares		Common Shares		Paid-In	Subscriptions	Development	Equity
	Shares	Amount	Shares	Amount	Capital	Receivable	Stage	(Deficit)
March 7, 2008
Issuance of common stock for cash on organization of the Company	-	$-	750,000	$750	$6,750	$-	$-	$7,500

March 14, 2008
Issuance of common stock for professional fees	-	-	100,000	100	9,900	-	-	10,000

September 30, 2008
Issuance of common stock for cash, net offering costs	-	-	550,000	550	49,450	(500)	-	49,500

Net loss for the period March 7, 2008 (inception) through December 31, 2008	-	-	-	-	-	-	(74,964)	(74,964)

Balance, December 31, 2008	-	$-	1,400,000	$1,400	$66,100	$(500)	$(74,964)	$(7,964)

The accompanying notes are an integral part of these statements.

ALCANTARA BRANDS CORPORATION
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CASH FLOWS

March 7, 2008
(inception) to
December 31,
2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	$(74,964)
Adjustments to reconcile net (loss)
to net cash used in operating activities:
Shares issued for services	10,000
Changes in operating assets and liabilities:
Increase in accounts payable	5,566
Increase in accounts payable - related party	12,931

Net cash used in operating activities	(46,467)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock, net of offering costs	57,000

Net cash provided by financing activities	57,000

NET CHANGE IN CASH	10,533

CASH AT BEGINNING OF YEAR	-

CASH AT END OF YEAR	$10,533

SUPPLEMENTAL INFORMATION:
Interest paid	$-
Income taxes paid	$-

Non-cash activities:
Number of shares issued for services	100,000

The accompanying notes are an integral part of these statements.

Alcantara Brands Corporation
(A Development Stage Company)
Notes to Financial Statements

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization
The Company was incorporated on March 7, 2008 (Date of Inception) under the laws of the State of Nevada, as Alcantara Brands Corporation. The Company developed its business plan over the period commencing with March 7, 2008 and ending on December 31, 2008, although Mr. Alcantara, the Company’s sole officer and director, had been working on the concept over a period of years. In 2008, the Company created its initial product line.

The Company has not commenced significant operations and, in accordance with SFAS #7, the Company is considered a development stage company.

Nature of operations
The Company was formed to engage in the business of producing and importing, directly from Peru, a line of flavorings, seasonings, and condiments designed to make everyday in-home prepared meals taste better. Made with Peruvian peppers, the Alcantara Brands are intended to transform routine in-home prepared foods into exciting meals.

Our President, Carlos Alcantara, and one of the founders of Alcantara Brands comes from Callao, Peru, which is the basis for our Peruvian brand of products being developed by us.

The Company’s business model is built on multiple revenue streams from a variety of industry participants interested in marketing their services to our consumer audience. It intends to generate revenues primarily from product imports from Peru.

Use of estimates
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ significantly from those estimates.

Cash and cash equivalents
For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents. The carrying value of these investments approximates fair value.

Revenue Recognition
The Company's revenues are anticipated to be derived from multiple sources. Primarily revenues will be earned upon receipt of funds from the sale of products.

Alcantara Brands Corporation
(A Development Stage Company)
Notes to Financial Statements

Advertising Costs
Advertising costs are anticipated to be expensed as incurred; however there were no advertising costs included in general and administrative expenses as of December 31, 2008.

Fair value of financial instruments
Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2008. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash and accounts payable. Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

Stock-Based Compensation
The Company accounts for stock-based awards to employees in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations and has adopted the disclosure-only alternative of FAS No. 123R, “Accounting for Stock-Based Compensation.” Options granted to consultants, independent representatives and other non-employees are accounted for using the fair value method as prescribed by FAS No. 123R.

Earnings per share
The Company follows Statement of Financial Accounting Standards No. 128. “Earnings Per Share” (“SFAS No. 128”). Basic earning per common share (“EPS”) calculations are determined by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted earning per common share calculations are determined by dividing net income by the weighted average number of common shares and dilutive common share equivalents outstanding. During periods when common stock equivalents, if any, are anti-dilutive they are not considered in the computation.

Income taxes
The Company follows Statement of Financial Accounting Standard No. 109, “Accounting for Income Taxes” (“SFAS No. 109”) for recording the provision for income taxes. Deferred tax assets and liabilities are computed based upon the difference between the financial statement and income tax basis of assets and liabilities using the enacted marginal tax rate applicable when the related asset or liability is expected to be realized or settled. Deferred income tax expenses or benefits are based on the changes in the asset or liability each period. If available evidence suggests that it is more likely than not that some portion or all of the deferred tax assets will not be realized, a valuation allowance is required to reduce the deferred tax assets to the amount that is more likely than not to be realized. Future changes in such valuation allowance are included in the provision for deferred income taxes in the period of change.

Alcantara Brands Corporation
(A Development Stage Company)
Notes to Financial Statements

Deferred income taxes may arise from temporary differences resulting from income and expense items reported for financial accounting and tax purposes in different periods. Deferred taxes are classified as current or non-current, depending on the classification of assets and liabilities to which they relate. Deferred taxes arising from temporary differences that are not related to an asset or liability are classified as current or non-current depending on the periods in which the temporary differences are expected to reverse.

The Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109 (“FIN 48”) as of January 16, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in companies’ financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. As a result, the Company applies a more-likely-than-not recognition threshold for all tax uncertainties. FIN 48 only allows the recognition of those tax benefits that have a greater than fifty percent likelihood of being sustained upon examination by the taxing authorities. As a result of implementing FIN 48, the Company reviewed its tax positions and determined there were no outstanding, or retroactive tax positions with less than a 50% likelihood of being sustained upon examination by the taxing authorities, therefore the implementation of this standard has not had a material affect on the Company.

The Company does not anticipate any significant changes to its total unrecognized tax benefits within the next 12 months.

The Company classifies tax-related penalties and net interest as income tax expense. As of December 31, 2008, no income tax expense has been incurred.

Recent pronouncements

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

FSP FAS 142-3
In April 2008, the FASB issued Staff Position FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP FAS 142-3”) which amends the factors an entity should consider in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FAS No. 142, “Goodwill and Other Intangible Assets” (“FAS No. 142”).  FSP FAS 142-3 applies to intangible assets that are acquired individually or with a group of assets and intangible assets acquired in both business combinations and asset acquisitions.  It removes a provision under FAS No. 142, requiring an entity to consider whether a contractual renewal or extension clause can be accomplished without substantial cost or material modifications of the existing terms and conditions associated with the asset.  Instead, FSP FAS 142-3 requires that an entity consider its own experience in renewing similar arrangements.  An entity would consider market participant assumptions regarding renewal if no such relevant experience exists.  FSP FAS 142-3 is effective for year ends beginning after December 15, 2008 with early adoption prohibited.  The Company does not expect the adoption of FSP FAS 142-3 will have a material impact on its financial condition or results of operation.

Alcantara Brands Corporation
(A Development Stage Company)
Notes to Financial Statements

EITF 03-6-1
In June 2008, the FASB issued FSP No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP EITF 03-6-1”).  FSP EITF 03-6-1 concludes that unvested share-based payment awards that contain rights to receive non-forfeitable dividends or dividend equivalents are participating securities, and thus, should be included in the two-class method of computing earnings per share (“EPS”).  FSP EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008, and interim periods within those years.  Early application of EITF 03-6-1 is prohibited.  It also requires that all prior-period EPS data be adjusted retrospectively.  The Company does not expect the adoption of EITF 03-6-1 will have a material impact on its financial condition or results of operation.

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. As noted above, the Company is in the development stage and, accordingly, has not yet generated revenues from operations. Since its inception, the Company has been engaged substantially in financing activities and developing its business plan, setting up its internet website, and incurring start up costs and expenses. As a result, the Company incurred accumulated net losses from March 7, 2008, (inception) through the period ended December 31, 2008 of ($74,964). In addition, the Company’s development activities since inception have been financially sustained through equity financing.

The ability of the Company to continue as a going concern is dependent upon its ability to raise additional capital from the sale of common stock and, ultimately, the achievement of significant operating revenues. The accompanying financial statements do not include any adjustments that might be required should the Company be unable to recover the value of its assets or satisfy its liabilities.

NOTE 3 – INCOME TAXES

At December 31, 2008, the Company had a federal operating loss carryforward of $64,964 which begins to expire in 2028.

The provision for income taxes consisted of the following components for the years ended December 31, 2008:

2008
Current:
Federal	$-
State	-
Deferred	-
$-

Alcantara Brands Corporation
(A Development Stage Company)
Notes to Financial Statements

Components of net deferred tax assets, including a valuation allowance, are as follows at December 31, 2008:

2008
Deferred tax assets:
Net operating loss carryforward	$22,737
Total deferred tax assets	22,737
Less: Valuation allowance	(22,737)
Net deferred tax assets	$-

The valuation allowance for deferred tax assets as of December 31, 2008 was $22,737.  In assessing the recovery of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in the periods in which those temporary differences become deductible.  Management considers the scheduled reversals of future deferred tax assets, projected future taxable income, and tax planning strategies in making this assessment.  As a result, management determined it was more likely than not the deferred tax assets would not be realized as of December 31, 2008 and maintained a full valuation allowance.

Reconciliation between the statutory rate and the effective tax rate is as follows at December 31, 2008:

2008
Federal statutory rate	(35.0)%
State taxes, net of federal benefit	(0.00)%
Change in valuation allowance	35.0%
Effective tax rate	0.0%

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

Alcantara Brands Corporation
(A Development Stage Company)
Notes to Financial Statements

On September 5, 2008, the Company issued 550,000 shares of its common stock to various shareholders at a price of $0.10 per share for a total amount raised in cash of $54,500 and subscriptions receivable of $500.  The Company had offering costs of $5,000.

As of December 31, 2008, there have been no other issuances of common stock.

NOTE 5 – WARRANTS AND OPTIONS

As of December 31, 2008, there were no warrants or options outstanding to acquire any additional shares of common stock.

NOTE 6 – AGREEMENTS

On December 22, 2008, the Company entered into a letter of intent (the “LOI”) with KCA International (“KCA”), an Ohio Limited Liability Company, who is in the business of selling food products to domestic and international buyers, and has expertise in selling raw materials such as food products, as well as negotiating favorable terms with buyers of such materials.  The LOI is in respect to the marketing and sale by KCA of food stuffs and raw materials sourced by the Company (“Bulk Food Sales”) and to serve as the framework for a definitive Distribution and Consulting Agreement concerning the same (“Agreement”).

The term of the Agreement will be limited to cover: a) Twelve (12) months from the date of execution with automatic renewal for an additional 12 months unless cancelled by either party; and, b) One Hundred Million Dollars ($100,000,000) in gross revenue generated directly from KCA’s efforts.

The LOI reflects the present intentions of the parties and is subject to execution of a definitive agreement.

As of the date hereof, the Company has not entered into a definitive and/or binding agreement for the LOI mentioned above.

NOTE 7 – RELATED PARTY TRANSACTIONS

On March 7, 2008, the Company issued two officers of the Company a total of 500,000 shares of its $0.001 par value common stock at a price of $0.01 per share for a total amount raised of $5,000.

As of December 31, 2008, the Company had accounts payable totaling $12,931 due to an entity that is a shareholder of the Company.  During the period of March 7, 2008 to December 31, 2008, the Company had legal expenses totaling $18,388 which were an entity that is shareholder of the Company.

Alcantara Brands Corporation
(A Development Stage Company)
Notes to Financial Statements

During the period of March 7, 2008 to December 31, 2008, the Company had product development expenses totaling $30,475 which were to entities that are owned and controlled by an officer, director and shareholder of the Company.

NOTE 8 – SUBSEQUENT EVENTS

In April 2009, the Company sold 87,891 shares of common stock and raised a total of $225,000 in cash from two investors.

The Company executed a 3 month lease, commencing on March 1, 2009, for an executive office located at 3753 Howard Hughes Parkway, Suite 200, Las Vegas, Nevada, and is subject to automatic renewal. The monthly rent for this office is $104.