Form 10-Q
period 2009-03-31
Alcantara Brands CORP
filed 2009-05-20
CIK 1429393

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 333-149804

ALCANTARA BRANDS CORPORATION
(Exact name of registrant as specified in its charter)

Nevada	26-2137574
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3753 Howard Hughes Parkway, Suite 200
Las Vegas, Nevada	89119
(Address of principal executive offices)	(Zip Code)

(702) 425-5758
(Registrant’s telephone number, including area code)

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
Yes  ☒     No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐    No ☐

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
Yes  ☒     No  ☐

The number of shares of Common Stock, $0.001 par value, outstanding on May 11, 2009, was 14,000,000 shares.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

ALCANTARA BRANDS CORPORATION
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS

	March 31,	December 31,
	2009	2008
	(unaudited)	(audited)
ASSETS

Current assets:
Cash	$878	$10,533
Total current assets	878	10,533

Total assets	$878	$10,533

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	8,066	5,566
Accounts payable - related party	19,730	12,931
Total current liabilities	27,796	18,497

Total liabilities	27,796	18,497

Stockholders' equity:
Preferred stock, $0.001 par value, 10,000,000 shares
authorized, no shares issued and outstanding
as of March 31, 2009 and December 31, 2008	-	-
Common stock, $0.001 par value, 100,000,000 shares
authorized, 14,332,030 and 14,000,000 shares issued and outstanding
as of March 31, 2009 and December 31, 2008, respectively	14,332	14,000
Additional paid-in capital	139,168	53,500
Subscriptions (receivable)	(500)	(500)
(Deficit) accumulated during development stage	(179,918)	(74,964)
Total stockholders' equity	(26,918)	(7,964)

Total liabilities and stockholders' equity	$878	$10,533

See Accompanying Notes to Financial Statements.

ALCANTARA BRANDS CORPORATION
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the
	three months	March 7, 2008	March 7, 2008
	ended	(inception) to	(inception) to
	March 31, 2009	March 31, 2008	March 31, 2009

Revenue	$-	$-	$-

Cost of goods sold	-	-	-

Gross profit	-	-	-

Operating expenses:
General and administrative	670	-	4,988
Product development - related party	91,484	-	121,959
Professional fees	6,000	2,500	27,783
Professional fees - related party	6,800	10,000	25,188

Total operating expenses	104,954	12,500	179,918

(Loss) before provision for income taxes	(104,954)	(12,500)	(179,918)

Provision for income taxes	-	-	-

Net (loss)	$(104,954)	$(12,500)	$(179,918)

Weighted average number of common shares	14,033,203	8,220,000
outstanding - basic and fully diluted

Net (loss) per share - basic and fully diluted	$(0.01)	$(0.00)

See Accompanying Notes to Financial Statements.

ALCANTARA BRANDS CORPORATION
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the
	three months	March 7, 2008	March 7, 2008
	ended	(inception) to	(inception) to
	March 31, 2009	March 31, 2008	March 31, 2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	$(104,954)	$(12,500)	$(179,918)
Adjustments to reconcile net (loss)
to net cash used in operating activities:
Shares issued for services	-	10,000	10,000
Changes in operating assets and liabilities:
Increase in accounts payable	2,500	-	8,066
Increase in accounts payable - related party	6,799	-	19,730

Net cash (used) in operating activities	(95,655)	(2,500)	(142,122)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock, net of offering costs	85,000	7,500	142,000
Donated capital	1,000	-	1,000

Net cash (used) provided by financing activities	86,000	7,500	143,000

NET CHANGE IN CASH	(9,655)	5,000	878

CASH AT BEGINNING OF YEAR	10,533	-	-

CASH AT END OF YEAR	$878	$5,000	$878

SUPPLEMENTAL INFORMATION:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

Non-cash activities:
Number of shares issued for services	-	100,000	100,000

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

These statements reflect all adjustments, consisting of normal recurring adjustments, which in the opinion of management, are necessary for fair presentation of the information contained therein. It is suggested that these condensed interim financial statements be read in conjunction with the financial statements of the Company for the year ended December 31, 2008 and notes thereto included in the Company’s 10-K filed on  April 15, 2009. The Company follows the same accounting policies in the preparation of interim reports.

Results of operations for the interim period are not indicative of annual results.

Note 2 – Going Concern

The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  However, the Company has not commenced its planned principal operations and it has not generated significant revenues.  As shown on the accompanying financial statements, the Company has incurred a net loss of $179,918 for the period from March 7, 2008 (inception) to March 31, 2009.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its business opportunities.

In order to obtain the necessary capital, the Company will seek equity and/or debt financing.  If the financing does not provide sufficient capital, shareholders of the Company have agreed to provide sufficient funds as a loan over the next twelve-month period.  However, the Company is dependent upon its ability to secure equity and/or debt financing and there are no assurances that the Company will be successful.  Without sufficient financing, it is unlikely for the Company to continue as a going concern.

ALCANTARA BRANDS CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

Note 3 – Recent Accounting Pronouncements

In September 2008, the FASB issued exposure drafts that eliminate qualifying special purpose entities from the guidance of SFAS No. 140, “Accounting for Transfers and Servicing of Financial  Assets and  Extinguishments of Liabilities,” and  FASB  Interpretation 46 (revised December 2003), “Consolidation of  Variable  Interest Entities − an interpretation of ARB  No. 51,” as well as other modifications.  While the proposed revised pronouncements have not been finalized and the proposals are subject to further public comment, the Company anticipates the changes will not have a significant impact on the Company’s financial statements.  The changes would be effective March 1, 2010, on a prospective basis.

In October 2008, the FASB issued FSP No. FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active,” (“FSP FAS 157-3”), which clarifies application of SFAS 157 in a market that is not active.  FSP FAS 157-3 was effective upon issuance, including prior periods for which financial statements have not been issued.  The adoption of FSP FAS 157-3 had no impact on the Company’s results of operations, financial condition or cash flows.

Note 3 – Recent Accounting Pronouncements (continued)

In December 2008, the FASB issued FSP No. FAS 140-4 and FIN 46(R)-8, “Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities.”  This disclosure-only FSP improves the transparency of transfers of financial assets and an enterprise’s involvement with variable interest entities, including qualifying special-purpose entities.  This FSP is effective for the first reporting period (interim or annual) ending after December 15, 2008, with earlier application encouraged.  The Company adopted this FSP effective January 1, 2009.  The adoption of the FSP had no impact on the Company’s results of operations, financial condition or cash flows.

In December 2008, the FASB issued FSP No. FAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets” (“FSP FAS 132(R)-1”).  FSP FAS 132(R)-1 requires additional fair value disclosures about employers’ pension and postretirement benefit plan assets consistent with guidance contained in SFAS 157.  Specifically, employers will be required to disclose information about how investment allocation decisions are made, the fair value of each major category of plan assets and information about the inputs and valuation techniques used to develop the fair value measurements of plan assets. This FSP is effective for fiscal years ending after December 15, 2009.  The Company does not expect the adoption of FSP FAS 132(R)-1 will have a material impact on its financial condition or results of operation.

ALCANTARA BRANDS CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

In April 2009, the FASB issued FSP No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP FAS 157-4”).  FSP FAS 157-4 provides guidance on estimating fair value when market activity has decreased and on identifying transactions that are not orderly.  Additionally, entities are required to disclose in interim and annual periods the inputs and valuation techniques used to measure fair value.  This FSP is effective for interim and annual periods ending after June 15, 2009.  The Company does not expect the adoption of FSP FAS 157-4 will have a material impact on its financial condition or results of operation.

Note 4 – Reclassification

Certain reclassifications have been made to the prior years’ financial statements to conform to the current year presentation. These reclassifications had no effect on previously reported results of operations or retained earnings.

Note 5 – Stockholders’ Equity

The Company is authorized to issue 10,000,000 shares of it $0.001 par value preferred stock and 100,000,000 shares of its $0.001 par value common stock.  On May 11, 2009, the Company effected a 10-for-1 forward stock split of its $0.001 par value common stock.

All share and per share amounts have been retroactively restated to reflect the splits discussed below.

Common Stock

On March 4, 2009, the Company received donated capital of $1,000.

On March 23, 2009, the Company issued 332,030 shares of common stock to an investor for cash of $85,000.  As of the date of this filing, the shares were not issued by the transfer agent and is pending issuance.

As of March 31, 2009, there have been no other issuances of common stock.

Note 6 – Warrants and Options

As of March 31, 2009, there were no warrants or options outstanding to acquire any additional shares of common stock.

ALCANTARA BRANDS CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

Note 7 – Agreements

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

As of May 18, 2009, the Company has not entered into a definitive and/or binding agreement for the LOI mentioned above.

On March 1, 2009, the Company executed a three month lease for an executive office located at 3753 Howard Hughes Parkway, Suite 200, Las Vegas, NV and is subject to automatic renewals.  The monthly rent for this office is $104.

Note 8 – Subsequent Events

In April 2009, the Company sold 546,880 shares of common stock and raised a total of $129,532 in cash from two investors.

On May 11, 2009, the Company effected a 10-for-1 forward stock split of its $0.001 par value common stock.

On May 11, 2009, the Company entered into a letter of intent (the “LOI”) with Chalaco Loreto SAC (“Loreto”), an Peruvian Company, who is in the business to operate multiple wood resource operations in Peru.  The Company plans to acquire 99% of Loreto via a share exchange.

The LOI reflects the present intentions of the parties and is subject to execution of a definitive agreement.

As of May 18, 2009, the Company has not entered into a definitive and/or binding agreement for the LOI mentioned above.

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

Throughout this filing all references to shares have been restated to reflect a 10:1 forward stock split enacted on May 11, 2009.

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

Since our inception on March 7, 2008 through March 31, 2009, we have not generated any revenues and have incurred a net loss of $179,918.  We anticipate the commencement of generating revenues in the next twelve months, of which we can provide no assurance.  The capital raised in our offering has been budgeted to cover the costs associated with the offering, travel expenses, working capital, and covering various filing fees and transfer agent fees.  We believe that our lack of significant expenses and our ability to commence purchasing and importing products from Peru will generate revenues sufficient to support the limited costs associated with our initial ongoing operations for the next twelve months.  There can be no assurance that the actual expenses incurred will not materially exceed our estimates or that cash flows from product imports will be adequate to maintain our business.  As a result, our independent auditors have expressed substantial doubt about our ability to continue as a going concern in the independent auditors’ report to the financial statements.

On May1, 2009, the Board of Directors approved a ten for one forward stock split (the “Forward Split”) of the Company’s common stock, par value $0.001 per share.  The effective date of the forward split was May 11, 2009.  Pursuant to the forward split, holders of the Company’s common stock were deemed to hold ten (10) post-split shares of the Company’s common stock for ever one (1) share of the Company’s issued and outstanding common stock as classified immediately prior to the close of business on May 11, 2009.  No fractional shares of the Company’s common stock were issued in connection with the forward split.

As a result of our lack of revenue generation, we are seeking out other business opportunities in an effort to substantiate stockholder value. We can provide no assurance that we will be able to locate compatible business opportunities. As of March 31, 2009, we have been in preliminary discussions with private companies interested in a potential merger with us. As of the date of this filing, there have been no definitive agreements reached with any company. If and when we enter into a definitive agreement with any company, we will file a current report on Form 8-K.

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

Milestones:

As a result of our being a development stage company with minimal amounts of equity capital initially available, we have set our goals in three stages: (1) goals based upon the availability of our initial funding of $7,500 (achieved); (2) goals based upon our funding of $55,000 (achieved and goals being implemented); and (3) goals based upon or funding additional equity and or debt in the approximate sum of $100,000 to $200,000 (achieved in the quarter ended March 31, 2009 and goals being implemented).

With the infusion of capital from our direct public offering, we are implementing Stage II of our Plan of Operation. We currently have insufficient capital to commence any significant inventory development or importation. Although we are currently operational and we are starting to place orders for the production of our line of food products, our plan of operation is premised upon having inventory dollars available. We believe that the inventory dollars allocated in the offering will assist us in generating revenues. We have suffered start up losses and have a working capital deficiency which raises substantial concern regarding our ability to continue as a going concern. We believe that the proceeds of the offering will enable us to maintain our operations and working capital requirements for at least the next 12 months, without taking into account any internally generated funds from operations. As of March 31, 2009, we have successfully raised $280,000 to comply with our business plan of operations for the next 12 months based on our capital expenditure requirements.

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

We were incorporated in March of 2008 as a Nevada corporation. As a result of our start-up operations we have; (i) generated no revenues, (ii) accumulated deficits of $179,918 as of March 31, 2009, and (iii) we have incurred losses of $179,918 from our inception through the period ended March 31, 2009.  We have been focused on organizational and start-up activities, business plan development, and commenced development of our food products since we incorporated. Although we have commenced the development of our food product lines, there is nothing at this time on which to base an assumption that our business operations will prove to be successful or that we will ever be able to operate profitably. Our future operating results will depend on many factors, including our ability to raise adequate working capital, demand for our products, the level of our competition and our ability to attract and maintain key management and employees.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On March 23, 2009, we sold a total of 332,030 shares of our restricted common stock to 1 accredited investor for a total purchase price of $85,000, all of which was paid in cash. The 332,030 shares have not been issued as of the date of this filing. We believe that the issuance and sale of the shares was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2) and Regulation D Rule 506. The shares were sold directly by us and did not involve a public offering or general solicitation. The recipient of the shares was afforded an opportunity for effective access to files and records of the Company that contained the relevant information needed to make his investment decision, including the financial statements and 34 Act reports. We reasonably believed that the recipient, immediately prior to the sale of the shares, had such knowledge and experience in our financial and business matters that he was capable of evaluating the merits and risks of his investment. The recipient had the opportunity to speak with our management on several occasions prior to his investment decision. There were no commissions paid on the issuance and sale of the shares.

Subsequent Sales of Unregistered Securities

In April 2009, we sold a total of 546,880 shares of our restricted common stock to 2 accredited investors for a total purchase price of $129,532, all of which was paid in cash. The 546,880 shares have not been issued as of the date of this filing. We believe that the issuance and sale of the shares was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2) and Regulation D Rule 506. The shares were sold directly by us and did not involve a public offering or general solicitation. The recipients of the shares were afforded an opportunity for effective access to files and records of the Company that contained the relevant information needed to make their investment decision, including the financial statements and 34 Act reports. We reasonably believed that the recipients, immediately prior to the sale of the shares, had such knowledge and experience in our financial and business matters that they were capable of evaluating the merits and risks of their investment. The recipients had the opportunity to speak with our management on several occasions prior to their investment decision. There were no commissions paid on the issuance and sale of the shares.

10:1 Forward Split

On May 1, 2009, our board of directors approved a 10 for 1 forward stock split. Prior to the board of directors approval, the board of directors obtained approval of a majority of our stockholders (61% of the total number of shares issued) to effectuate the forward stock split. On May 11, 2009, we had 1,400,000 shares outstanding and after the forward split, there were approximately 14,000,000 shares outstanding.

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities from the time of our inception on March 7, 2008 through the period ended March 31, 2009.

Item 3.                       Defaults Upon Senior Securities.

None.

Item 4.                       Submission of Matters to a Vote of Security Holders.

On May 1, 2009, the board of directors obtained approval of a majority of our stockholders (61% of the total number of shares issued) to effectuate the forward stock split. On May 11, 2009, we had 1,400,000 shares outstanding and after the forward split, there were approximately 14,000,000 shares outstanding.

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

Date: May 20, 2009