Form 10-Q
period 2009-06-30
Alcantara Brands CORP
filed 2009-08-19
CIK 1429393

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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
Yes  ☒     No  ☐

The number of shares of Common Stock, $0.001 par value, outstanding on August 14, 2009, was 14,000,000 shares.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

ALCANTARA BRANDS CORPORATION
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS

	June 30,	December 31,
	2009	2008
	(unaudited)	(audited)
ASSETS

Current assets:
Cash	$239	$10,533
Total current assets	239	10,533

Total assets	$239	$10,533

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	-	5,566
Accounts payable - related party	28,443	12,931
Notes payable - related party	9,400	-
Total current liabilities	37,843	18,497

Total liabilities	37,843	18,497

Stockholders' equity:
Preferred stock, $0.001 par value, 10,000,000 shares
authorized, no shares issued and outstanding
as of March 31, 2009 and December 31, 2008	-	-
Common stock, $0.001 par value, 100,000,000 shares
authorized, 14,000,000 and 14,000,000 shares issued and outstanding
as of June 30, 2009 and December 31, 2008, respectively	14,000	14,000
Additional paid-in capital	54,500	53,500
Subscriptions (receivable)	(500)	(500)
Subscriptions payable	214,532	-
(Deficit) accumulated during development stage	(320,136)	(74,964)
Total stockholders' equity	(37,604)	(7,964)

Total liabilities and stockholders' equity	$239	$10,533

See Accompanying Notes to Financial Statements.

ALCANTARA BRANDS CORPORATION
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the		For the
	three months	March 7, 2008	six months	March 7, 2008	March 7, 2008
	ended	(inception) to	ended	(inception) to	(inception) to
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008	June 30, 2009

Revenue	$-	$-	$-	$-	$-

Cost of goods sold	-	-	-	-	-

Gross profit	-	-	-	-	-

Operating expenses:
General and administrative	4,728	34	5,398	34	9,716
Product development - related party	113,201	-	204,685	-	235,160
Professional fees	1,000	2,000	7,000	4,500	28,783
Professional fees - related party	21,289	750	28,089	10,750	46,477

Total operating expenses	140,218	2,784	245,172	15,284	320,136

(Loss) before provision for income taxes	(140,218)	(2,784)	(245,172)	(15,284)	(320,136)

Provision for income taxes	-	-	-	-	-

Net (loss)	$(140,218)	$(2,784)	$(245,172)	$(15,284)	$(320,136)

Weighted average number of common shares	14,000,000	8,500,000	14,000,000	8,439,655
outstanding - basic and fully diluted

Net (loss) per common share - basic and fully diluted	$(0.01)	$(0.00)	$(0.02)	$(0.00)

See Accompanying Notes to Financial Statements.

ALCANTARA BRANDS CORPORATION
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the
	six months	March 7, 2008	March 7, 2008
	ended	(inception) to	(inception) to
	June 30, 2009	June 30, 2008	June 30, 2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	$(245,172)	$(15,284)	$(320,136)
Adjustments to reconcile net (loss)
to net cash used in operating activities:
Shares issued for services	-	10,000	10,000
Changes in operating assets and liabilities:
Increase in accounts payable	(5,566)	-	-
Increase in accounts payable - related party	15,512	750	28,443

Net cash (used) in operating activities	(235,226)	(4,534)	(281,693)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable - related party	9,400	-	9,400
Proceeds from sale of common stock, net of offering costs	214,532	7,500	271,532
Donated capital	1,000	-	1,000

Net cash (used) provided by financing activities	224,932	7,500	281,932

NET CHANGE IN CASH	(10,294)	2,966	239

CASH AT BEGINNING OF YEAR	10,533	-	-

CASH AT END OF YEAR	$239	$2,966	$239

SUPPLEMENTAL INFORMATION:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

Non-cash activities:
Number of shares issued for services	-	100,000	100,000

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

Note 2 – Going Concern

The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  However, the Company has not commenced its planned principal operations and it has not generated significant revenues.  As shown on the accompanying financial statements, the Company has incurred a net loss of $320,136 for the period from March 7, 2008 (inception) to June 30, 2009.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments. This FSP amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. This FSP shall be effective for interim reporting periods ending after June 15, 2009. The Company does not have any fair value of financial instruments to disclose.

In April 2009, the FASB issued FSP No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments. This FSP amends the other-than-temporary impairment guidance in U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. The FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. The FSP shall be effective for interim and annual reporting periods ending after June 15, 2009. The Company currently does not have any financial assets that are other-than-temporarily impaired.

In April 2009, the FASB issued FSP No. FAS 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies, to address some of the application issues under SFAS 141(R). The FSP deals with the initial recognition and measurement of an asset acquired or a liability assumed in a business combination that arises from a contingency provided the asset or liability’s fair value on the date of acquisition can be determined. When the fair value can-not be determined, the FSP requires using the guidance under SFAS No. 5, Accounting for Contingencies, and FASB Interpretation (FIN) No. 14, Reasonable Estimation of the Amount of a Loss. This FSP was effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is on or after January 1, 2009. The adoption of this FSP has not had a material impact on our financial position, results of operations, or cash flows during the six months ended June 30, 2009.

ALCANTARA BRANDS CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140” (“SFAS 166”). The provisions of SFAS 166, in part, amend the derecognition guidance in FASB Statement No. 140, eliminate the exemption from consolidation for qualifying special-purpose entities and require additional disclosures. SFAS 166 is effective for financial asset transfers occurring after the beginning of an entity’s first fiscal year that begins after November 15, 2009. The Company does not expect the provisions of SFAS 166 to have a material effect on the financial position, results of operations or cash flows of the Company.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R) (“SFAS 167”). SFAS 167 amends the consolidation guidance applicable to variable interest entities. The provisions of SFAS 167 significantly affect the overall consolidation analysis under FASB Interpretation No. 46(R). SFAS 167 is effective as of the beginning of the first fiscal year that begins after November 15, 2009. SFAS 167 will be effective for the Company beginning in 2010. The Company does not expect the provisions of SFAS 167 to have a material effect on the financial position, results of operations or cash flows of the Company.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162” (“SFAS No. 168”). Under SFAS No. 168 the “FASB Accounting Standards Codification” (“Codification”) will become the source of authoritative U. S. GAAP to be applied by nongovernmental entities.  Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. SFAS No. 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009.  On the effective date, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative. SFAS No. 168 is effective for the Company’s interim quarterly period beginning July 1, 2009. The Company does not expect the adoption of SFAS No. 168 to have an impact on the financial statements.

ALCANTARA BRANDS CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

In June 2009, the Securities and Exchange Commission’s Office of the Chief Accountant and Division of Corporation Finance announced the release of Staff Accounting Bulletin (SAB) No. 112. This staff accounting bulletin amends or rescinds portions of the interpretive guidance included in the Staff Accounting Bulletin Series in order to make the relevant interpretive guidance consistent with current authoritative accounting and auditing guidance and Securities and Exchange Commission rules and regulations. Specifically, the staff is updating the Series in order to bring existing guidance into conformity with recent pronouncements by the Financial Accounting Standards Board, namely, Statement of Financial Accounting Standards No. 141 (revised 2007), Business Combinations, and Statement of Financial Accounting Standards No. 160, Non-controlling Interests in Consolidated Financial Statements. The statements in staff accounting bulletins are not rules or interpretations of the Commission, nor are they published as bearing the Commission's official approval. They represent interpretations and practices followed by the Division of Corporation Finance and the Office of the Chief Accountant in administering the disclosure requirements of the Federal securities laws.

Note 4 – Reclassification

Certain reclassifications have been made to the prior years’ financial statements to conform to the current year presentation. These reclassifications had no effect on previously reported results of operations or retained earnings.

Note 5 – Notes Payable – Related Party

During the six months ended June 30, 2009, the Company received $9,400 as a loan from an entity that is controlled and owned by an officer, director and shareholder of the Company.  The loan bears 0% interest and is due upon demand.

Note 6 – Stockholders’ Equity

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

Common Stock

On March 4, 2009, the Company received donated capital of $1,000.

On March 23, 2009, the Company received cash of $85,000 from an investor for the purchase of 332,030 shares of common stock.  As of June 30, 2009, the shares are unissued and are recorded as subscriptions payable.

ALCANTARA BRANDS CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

On April 8, 2009, the Company received cash of $100,000 from an investor for the purchase of 390,625 shares of common stock.  As of June 30, 2009, the shares are unissued and are recorded as subscriptions payable.

On April 9, 2009, the Company received cash of $29,532 from an investor for the purchase of 115,360 shares of common stock.  As of June 30, 2009, the shares are unissued and are recorded as subscriptions payable.

As of June 30, 2009, there have been no other issuances of common stock.

Note 7 – Warrants and Options

As of June 30, 2009, there were no warrants or options outstanding to acquire any additional shares of common stock.

Note 8 – Agreements

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

ALCANTARA BRANDS CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

The LOI reflects the present intentions of the parties and is subject to execution of a definitive agreement.

As of July 6, 2009, the Company has entered into a definitive and/or binding agreement for the LOI mentioned above.

Note 9 – Subsequent Events

On July 6, 2009, the Company entered into a reverse triangular merger by and among Alcantara Sub Co (“SUB CO”), a wholly owned subsidiary of the Company, and Chalaco Loreto S.A.C., a Peruvian corporation (“LORETO”), the constituent entities, whereby the Merger is intended to qualify as a tax-free reorganization under Section 368 of the Code as relates to the non-cash exchange of stock referenced herein. Pursuant to the terms of the merger, LORETO will be merged with SUB CO wherein SUB CO shall cease to exist and LORETO will become a wholly owned subsidiary of the Registrant.  Subject to the terms and conditions set forth in the Merger Agreement, the Merger is anticipated to become effective on July 6, 2009.

The Merger Agreement contains normal conditions to closing including the audited financial statements of LORETO, prepared pursuant to Regulation S-X to be completed and presented to the Registrant for filing with an Amended Form 8-K, as required by Item 2.01 and Item 9.01 of Form 8-K.

Additionally, the Merger Agreement sets forth conditions that at the effective time, the holder of one or more share of common stock, par value $.001 per share of LORETO issued and outstanding immediately prior to the Effective Time, shall be entitled to receive in exchange therefore a number of shares of ALCANTARA Common Stock equal to the product of (x) (the number of shares of LORETO common stock (3,000,000)), times (y) (the Exchange Ratio, 3,000:1).

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

Since our inception on March 7, 2008 through June 30, 2009, we have not generated any revenues and have incurred a net loss of $320,136.  We anticipate the commencement of generating revenues in the next twelve months, of which we can provide no assurance.  The capital raised in our offering has been budgeted to cover the costs associated with the offering, travel expenses, working capital, and covering various filing fees and transfer agent fees.  We believe that our lack of significant expenses and our ability to commence purchasing and importing products from Peru will generate revenues sufficient to support the limited costs associated with our initial ongoing operations for the next twelve months.  There can be no assurance that the actual expenses incurred will not materially exceed our estimates or that cash flows from product imports will be adequate to maintain our business.  As a result, our independent auditors have expressed substantial doubt about our ability to continue as a going concern in the independent auditors’ report to the financial statements.

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

As a result of our lack of revenue generation, we have been seeking out other business opportunities in an effort to substantiate stockholder value. We can provide no assurance that we will be able to locate compatible business opportunities.

Recent Developments

On July 6, 2009, we entered into a reverse triangular merger by and among Alcantara Sub Co (“SUB CO”), a wholly owned subsidiary of the Registrant, and Chalaco Loreto S.A.C., a Peruvian corporation (“LORETO”), the constituent entities, whereby the Merger is intended to qualify as a tax-free reorganization under Section 368 of the Code as relates to the non-cash exchange of stock referenced herein. Pursuant to the terms of the merger, LORETO will be merged with SUB CO wherein SUB CO shall cease to exist and LORETO will become a wholly owned subsidiary of the Company.  Subject to the terms and conditions set forth in the Merger Agreement, the Merger was anticipated to become effective on July 6, 2009.

The Merger Agreement contains normal conditions to closing including the audited financial statements of LORETO, prepared pursuant to Regulation S-X to be completed and presented to the Registrant for filing with an Amended Form 8-K, as required by Item 2.01 and Item 9.01 of Form 8-K.

Additionally, the Merger Agreement sets forth conditions that at the effective time, the holder of one or more share of common stock, par value $.001 per share of LORETO issued and outstanding immediately prior to the Effective Time, shall be entitled to receive in exchange therefore a number of shares of ALCANTARA Common Stock equal to the product of (x) (the number of shares of LORETO common stock (3,000,000)), times (y) (the Exchange Ratio, 3,000:1).

A copy of the Agreement and Plan of Merger between SUB CO and LORETO was filed as Exhibit 2.1 to the Current Report filed on August 3.

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

We were incorporated in March of 2008 as a Nevada corporation. As a result of our start-up operations we have; (i) generated no revenues, (ii) accumulated deficits of $320,136 as of June 30, 2009, and (iii) we have incurred losses of $320,136 from our inception through the period ended June 30, 2009.  We have been focused on organizational and start-up activities, business plan development, and commenced development of our food products since we incorporated. Although we have commenced the development of our food product lines, there is nothing at this time on which to base an assumption that our business operations will prove to be successful or that we will ever be able to operate profitably. Our future operating results will depend on many factors, including our ability to raise adequate working capital, demand for our products, the level of our competition and our ability to attract and maintain key management and employees.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

In April 2009, we sold a total of 505,985 shares of our restricted common stock to 2 accredited investors for a total purchase price of $129,532, all of which was paid in cash. The 505,985 shares have not been issued as of the date of this filing. We believe that the issuance and sale of the shares was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2) and Regulation D Rule 506. The shares were sold directly by us and did not involve a public offering or general solicitation. The recipients of the shares were afforded an opportunity for effective access to files and records of the Company that contained the relevant information needed to make their investment decision, including the financial statements and 34 Act reports. We reasonably believed that the recipients, immediately prior to the sale of the shares, had such knowledge and experience in our financial and business matters that they were capable of evaluating the merits and risks of their investment. The recipients had the opportunity to speak with our management on several occasions prior to their investment decision. There were no commissions paid on the issuance and sale of the shares.

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

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities from the time of our inception on March 7, 2008 through the period ended June 30, 2009.

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

Item 5.Other Information.

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

Date: August 19, 2009