Form 10-Q
period 2009-09-30
Alcantara Brands CORP
filed 2009-11-18
CIK 1429393

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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
Yes  ☒     No  ☐

The number of shares of Common Stock, $0.001 par value, outstanding on November 13, 2009, was 14,000,000 shares.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

ALCANTARA BRANDS CORPORATION
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS

	September 30,	December 31,
	2009	2008
	(unaudited)	(audited)
ASSETS

Current assets:
Cash	$288	$10,533
Advance to related party	14,000	-
Total current assets	14,288	10,533

Total assets	$14,288	$10,533

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable	3,000	5,566
Accounts payable - related party	36,547	12,931
Deferred revenue	14,235	-
Advances due to related party	9,400	-
Total current liabilities	63,182	18,497

Total liabilities	63,182	18,497

Stockholders' deficit:
Preferred stock, $0.001 par value, 10,000,000 shares
authorized, no shares issued and outstanding
as of September 30, 2009 and December 31, 2008	-	-
Common stock, $0.001 par value, 100,000,000 shares
authorized, 14,000,000 and 14,000,000 shares issued and outstanding
as of September 30, 2009 and December 31, 2008, respectively	14,000	14,000
Additional paid-in capital	54,500	53,500
Subscriptions (receivable)	(500)	(500)
Subscriptions payable	214,532	-
Deficit accumulated during development stage	(331,426)	(74,964)
Total stockholders' deficit	(48,894)	(7,964)

Total liabilities and stockholders' deficit	$14,288	$10,533

See Accompanying Notes to Financial Statements.

ALCANTARA BRANDS CORPORATION
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the three months	For the three months	For the nine months	March 7, 2008 (inception)	March 7, 2008 (inception)
	ended	ended	ended	to	to
	September 30,	September 30,	September 30,	September 30,	September 30,
	2009	2008	2009	2008	2009

Revenue	$-	$-	$-	$-	$-

Cost of goods sold	-	-	-	-	-

Gross profit	-	-	-	-	-

Operating expenses:
General and administrative	(290)	2,589	5,108	2,623	9,426
Product development - related party	2,396	-	207,081	-	237,556
Professional fees	3,000	23,392	10,000	15,392	31,783
Professional fees - related party	6,184	9,138	34,273	19,888	52,661

Total operating expenses	11,290	35,119	256,462	37,903	331,426

(Loss) before provision for income taxes	(11,290)	(35,119)	(256,462)	(37,903)	(331,426)

Provision for income taxes	-	-	-	-	-

Net (loss)	$(11,290)	$(35,119)	$(256,462)	$(37,903)	$(331,426)

Weighted average number of common shares outstanding - basic and fully diluted	14,000,000	10,054,348	14,000,000	9,153,846

Net (loss) per common share - basic and fully diluted	$(0.00)	$(0.00)	$(0.02)	$(0.00)

See Accompanying Notes to Financial Statements.

ALCANTARA BRANDS CORPORATION
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the
	nine months	March 7, 2008	March 7, 2008
	ended	(inception) to	(inception) to
	September 30,	September 30,	September 30,
	2009	2008	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(256,462)	$(37,903)	$(331,426)
Adjustments to reconcile net loss
to net cash used in operating activities:
Shares issued for services	-	10,000	10,000
Changes in operating assets and liabilities:
Increase in prepaid inventory - related party	(14,000)	-	(14,000)
Increase (decrease) in accounts payable	(2,566)	-	3,000
Increase in accounts payable - related party	23,616	9,430	36,547
Increase in deferred revenue	14,235	-	14,235

Net cash (used) in operating activities	(235,177)	(18,473)	(281,644)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from advances due to related party	9,400	-	9,400
Proceeds from sale of common stock, net of offering costs	214,532	62,000	271,532
Donated capital	1,000	-	1,000

Net cash provided by financing activities	224,932	62,000	281,932

NET CHANGE IN CASH	(10,245)	43,527	288

CASH AT BEGINNING OF YEAR	10,533	-	-

CASH AT END OF YEAR	$288	$43,527	$288

SUPPLEMENTAL INFORMATION:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

Non-cash activities:
Number of shares issued for services	-	100,000	100,000

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

These statements reflect all adjustments, consisting of normal recurring adjustments, which in the opinion of management, are necessary for fair presentation of the information contained therein. It is suggested that these condensed interim financial statements be read in conjunction with the financial statements of the Company for the period Inception (March 7, 2008) to December 31, 2008 and notes thereto included in the Company’s 10-K filed on  April 15, 2009. The Company follows the same accounting policies in the preparation of interim reports.

Results of operations for the interim period are not indicative of annual results.

Note 2 – Going Concern

The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  However, the Company has not commenced its planned principal operations and it has not generated significant revenues.  As shown on the accompanying financial statements, the Company has incurred a net loss of $331,426 for the period from March 7, 2008 (inception) to September 30, 2009.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern.  The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its business opportunities.

In order to obtain the necessary capital, the Company will seek equity and/or debt financing.  If the financing does not provide sufficient capital, shareholders of the Company have agreed to provide sufficient funds as a loan over the next twelve-month period.  However, the Company is dependent upon its ability to secure equity and/or debt financing and there are no assurances that the Company will be successful.  Without sufficient financing, it is unlikely for the Company to continue as a going concern.  These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

ALCANTARA BRANDS CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

Note 3 – Summary of Significant Accounting Policies

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

Recent Accounting Pronoucements

In September 2009, the FASB Emerging Issues Task Force, or EITF, reached a consensus on ASC Update 2009-13 (Topic 605), Multiple-Deliverable Revenue Arrangements, or ASC Update 2009-13. ASC Update 2009-13 applies to multiple-deliverable revenue arrangements that are currently within the scope of ASC 605-25. ASC Update 2009-13 provides principles and application guidance on whether multiple deliverables exist and how the arrangement should be separated and the consideration allocated. ASC Update 2009-13 requires an entity to allocate revenue in an arrangement using estimated selling prices of deliverables, if a vendor does not have vendor-specific objective evidence or third-party evidence of selling price. The update eliminates the use of the residual method and requires an entity to allocate revenue using the relative selling price method and also significantly expands the disclosure requirements for multiple-deliverable revenue arrangements. ASC Update 2009-13 should be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with earlier application permitted. As a result, ASC Update 2009-13 will be effective for the Company no later than the first quarter of fiscal 2011. The adoption of ASC Update 2009-13 will not have a material impact on the Company’s financial position or results of operations for future collaborations arrangements.

ALCANTARA BRANDS CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

Note 3 – Summary of Significant Accounting Policies (continued)

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 165, “Subsequent Events,” (“SFAS No. 165”). SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 applies to both interim financial statements and annual financial statements. SFAS 165 is effective for interim or annual financial periods ending after June 15, 2009. SFAS 165 does not have a material impact on our financial statements.

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 166, “Accounting for Transfers of Financial Assets, an amendment to SFAS No. 140,” (“SFAS 166”). SFAS 166 eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures in order to enhance information reported to users of financial statements by providing greater transparency about transfers of financial assets, including securitization transactions, and an entity’s continuing involvement in and exposure to the risks related to transferred financial assets. SFAS 166 is effective for fiscal years beginning after November 15, 2009. The Company will adopt SFAS 166 in fiscal 2010. The Company does not expect that the adoption of SFAS 166 will have a material impact on the financial statements.

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 167, “Amendments to FASB Interpretation No. 46(R),” (“SFAS 167”). The amendments include: (1) the elimination of the exemption for qualifying special purpose entities, (2) a new approach for determining who should consolidate a variable-interest entity, and (3) changes to when it is necessary to reassess who should consolidate a variable-interest entity. SFAS 167 is effective for the first annual reporting period beginning after November 15, 2009 and for interim periods within that first annual reporting period. The Company will adopt SFAS 167 in fiscal 2010. The Company does not expect that the adoption of SFAS 167 will have a material impact on the financial statements.

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles,” (“SFAS 168”). SFAS 168 replaces FASB Statement No. 162, “The Hierarchy of Generally Accepted Accounting Principles”, and establishes the FASB Accounting Standards Codification (“Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with generally accepted accounting principles (“GAAP”). SFAS 168 is effective for interim and annual periods ending after September 15, 2009. The Company will begin to use the new Codification when referring to GAAP in its annual report on Form 10-Q for the interim period ending September 30, 2009. This will not have an impact on the results of the Company.

ALCANTARA BRANDS CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

Note 3 – Summary of Significant Accounting Policies (continued)

Reclassification

Certain reclassifications have been made to the prior years’ financial statements to conform to the current year presentation. These reclassifications had no effect on previously reported results of operations or retained earnings.

Note 4 – Advances Due to – Related Party

During the nine months ended September 30, 2009, the Company received $9,400 as an advance from an entity that is controlled and owned by an officer, director and shareholder of the Company.  The advance bears 0% interest and is due upon demand.

Note 5 – Stockholders’ Equity

The Company is authorized to issue 10,000,000 shares of it $0.001 par value preferred stock and 100,000,000 shares of its $0.001 par value common stock.  On May 11, 2009, the Company effected a 10-for-1 forward stock split of its $0.001 par value common stock.

All share and per share amounts have been retroactively restated to reflect the splits discussed below.

Common Stock

On March 7, 2008, the Company issued two officers of the Company and an individual a total of 7,500,000 shares of its $0.001 par value common stock at a price of $0.001 per share for a total amount raised of $7,500.

On March 14, 2008, the Company issued 1,000,000 shares of its common stock toward legal fees at a value of $0.01 per share.

On September 5, 2008, the Company issued 5,500,000 shares of its common stock to various shareholders at a price of $0.01 per share for a total amount raised in cash of $54,500 and subscriptions receivable of $500.  The Company had offering costs of $5,000.

On March 4, 2009, the Company received donated capital of $1,000.

On March 23, 2009, the Company received cash of $85,000 from an investor for the purchase of 332,030 shares of common stock.  As of September 30, 2009, the shares are unissued and are recorded as subscriptions payable.
On April 8, 2009, the Company received cash of $100,000 from an investor for the purchase of 390,625 shares of common stock.  As of September 30, 2009, the shares are unissued and are recorded as subscriptions payable.

ALCANTARA BRANDS CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

Note 5 – Stockholders’ Equity (continued)

On April 9, 2009, the Company received cash of $29,532 from an investor for the purchase of 115,360 shares of common stock.  As of September 30, 2009, the shares are unissued and are recorded as subscriptions payable.

As of September 30, 2009, there have been no other issuances of common stock.

Note 6 – Warrants and Options

As of September 30, 2009, there were no warrants or options outstanding to acquire any additional shares of common stock.

Note 7 – Agreements

KCA International

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

As of September 30, 2009, the Company has not entered into a definitive and/or binding agreement for the LOI mentioned above.

Lease Agreement

On March 1, 2009, the Company executed a three month lease for an executive office located at 3753 Howard Hughes Parkway, Suite 200, Las Vegas, NV and is subject to automatic renewals.  The monthly rent for this office is $104.

ALCANTARA BRANDS CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

Note 7 – Agreements (continued)

Chalaco Loreto S.A.C.

On May 11, 2009, the Company entered into a letter of intent (the “LOI”) with Chalaco Loreto S.A.C. (“Loreto”), a Peruvian Company, who is in the business to operate multiple wood resource operations in Peru.  The Company plans to acquire 99% of Loreto via a share exchange.

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

Additionally, the Merger Agreement sets forth conditions that at the effective time, the holder of one or more share of common stock, par value $.001 per share of Loreto issued and outstanding immediately prior to the Effective Time, shall be entitled to receive in exchange therefore a number of shares of the Company’s Common Stock equal to the product of (x) (the number of shares of Loreto common stock (3,000,000)), times (y) (the Exchange Ratio, 3,000:1).

As of September 30, 2009, the Company has not completed the reverse triangular merger with Chalaco Loreto, S.A.C based on the conditions to close.

Note 8 – Related Party Transactions

During the nine months ended September 30, 2009, the Company advance $14,000 to Chalaco Loreto S.A.C., a commonly controlled entity, for the purchase of lumber which will be sold to a third party.

ALCANTARA BRANDS CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

Note 8 – Related Party Transactions (continued)

During the nine months ended September 30, 2009, the Company recorded $34,273 in professional fees from a shareholder.

As of September 30, 2009, the Company had accounts payable totaling $36,547 from related parties.

The Company received advances from related parties, see Note 4 “Advances Due to Related Party” for further detail.

Note 9 – Subsequent Events

Subsequent to the quarter ending September 30, 2009, we sold 250,000 shares of our restricted common stock for a total purchase price of $50,000, all of which was paid in cash.

The Company has evaluated subsequent events through November 16, 2009, the date which the financial statements were available to be issued.

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

Since our inception on March 7, 2008 through September 30, 2009, we have not generated any revenues and have incurred a net loss of $331,426. We anticipate the commencement of generating revenues in the next twelve months, of which we can provide no assurance. We believe that our lack of significant expenses and our ability to commence purchasing and importing products from Peru will generate revenues sufficient to support the limited costs associated with our initial ongoing operations for the next twelve months. There can be no assurance that the actual expenses incurred will not materially exceed our estimates or that cash flows from product imports will be adequate to maintain our business. As a result, our independent auditors have expressed substantial doubt about our ability to continue as a going concern in the independent auditors’ report to the financial statements.

On May 1, 2009, the Board of Directors approved a ten for one forward stock split (the “Forward Split”) of the Company’s common stock, par value $0.001 per share. The effective date of the forward split was May 11, 2009. Pursuant to the forward split, holders of the Company’s common stock were deemed to hold ten (10) post-split shares of the Company’s common stock for every one (1) share of the Company’s issued and outstanding common stock as classified immediately prior to the close of business on May 11, 2009. No fractional shares of the Company’s common stock were issued in connection with the forward split.

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

Additionally, the Merger Agreement sets forth conditions that at the effective time, the holder of one or more shares of common stock, par value $.001 per share of LORETO issued and outstanding immediately prior to the Effective Time, shall be entitled to receive in exchange therefore a number of shares of ALCANTARA Common Stock equal to the product of (x) (the number of shares of LORETO common stock (3,000,000)), times (y) (the Exchange Ratio, 3,000:1).

A copy of the Agreement and Plan of Merger between SUB CO and LORETO was filed as Exhibit 2.1 to the Current Report on Form 8-K filed on August 3, 2009.

As of the date hereof, the Merger with LORETO has not become effective. The Merger Agreement contains normal conditions to closing including the audited financial statements of LORETO, prepared pursuant to Regulation S-X to be completed and presented to the Registrant for filing with the Securities and Exchange Commission on an Amended Form 8-K, as required by Item 2.01 and Item 9.01 of Form 8-K.

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

Additionally, when the Merger with LORETO becomes effective we will be in the business of manufacturing and distributing lumber from Peru to China and US.

Satisfaction of our cash obligations for the next 12 months.

Our plan of operation has provided for us to: (i) develop a business plan, and (ii) establish a line of products which can be produced in Peru, as soon as practical. We have accomplished the goal of developing our business plan; however, we are in the early stages of setting up an operational company capable of providing products available for sale to the general public. We do not have sufficient cash to enable us to develop significant inventory, which is an integral part of our operations.

Our plan for satisfying our cash requirements for the next twelve months is through funds from our offering, third party financing, and/or traditional bank financing. We anticipate sales-generated income during that same period of time, but do not anticipate generating sufficient amounts of revenues to meet our working capital requirements. Consequently, we intend to make appropriate plans to insure sources of additional capital in the future to fund growth and expansion through additional equity or debt financing or credit facilities.

Subsequent to the quarter ending September 30, 2009, we sold 250,000 shares of our restricted common stock for a total purchase price of $50,000, all of which was paid in cash.

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

With the infusion of capital from our direct public offering, we began implementing Stage II of our Plan of Operation. We currently have insufficient capital to commence any significant inventory development or importation. Although we are currently operational and we are starting to place orders for the production of our line of food products, our plan of operation is premised upon having inventory dollars available. We believe that the inventory dollars allocated in the offering will assist us in generating revenues. We have suffered start up losses and have a working capital deficiency which raises substantial concern regarding our ability to continue as a going concern. During the first and second quarters of 2009, we successfully raised $214,000 to comply with our business plan of operations based on our capital expenditure requirements.

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

Recent Accounting Pronouncements

In September 2009, the FASB Emerging Issues Task Force, or EITF, reached a consensus on ASC Update 2009-13 (Topic 605), Multiple-Deliverable Revenue Arrangements, or ASC Update 2009-13. ASC Update 2009-13 applies to multiple-deliverable revenue arrangements that are currently within the scope of ASC 605-25. ASC Update 2009-13 provides principles and application guidance on whether multiple deliverables exist and how the arrangement should be separated and the consideration allocated. ASC Update 2009-13 requires an entity to allocate revenue in an arrangement using estimated selling prices of deliverables, if a vendor does not have vendor-specific objective evidence or third-party evidence of selling price. The update eliminates the use of the residual method and requires an entity to allocate revenue using the relative selling price method and also significantly expands the disclosure requirements for multiple-deliverable revenue arrangements. ASC Update 2009-13 should be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with earlier application permitted. As a result, ASC Update 2009-13 will be effective for the Company no later than the first quarter of fiscal 2011. The adoption of ASC Update 2009-13 will not have a material impact on the Company’s financial position or results of operations for future collaborations arrangements.

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 165, “Subsequent Events,” (“SFAS No. 165”). SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 applies to both interim financial statements and annual financial statements. SFAS 165 is effective for interim or annual financial periods ending after June 15, 2009. SFAS 165 does not have a material impact on our financial statements.

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 166, “Accounting for Transfers of Financial Assets, an amendment to SFAS No. 140,” (“SFAS 166”). SFAS 166 eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures in order to enhance information reported to users of financial statements by providing greater transparency about transfers of financial assets, including securitization transactions, and an entity’s continuing involvement in and exposure to the risks related to transferred financial assets. SFAS 166 is effective for fiscal years beginning after November 15, 2009. The Company will adopt SFAS 166 in fiscal 2010. The Company does not expect that the adoption of SFAS 166 will have a material impact on the financial statements.

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 167, “Amendments to FASB Interpretation No. 46(R),” (“SFAS 167”). The amendments include: (1) the elimination of the exemption for qualifying special purpose entities, (2) a new approach for determining who should consolidate a variable-interest entity, and (3) changes to when it is necessary to reassess who should consolidate a variable-interest entity. SFAS 167 is effective for the first annual reporting period beginning after November 15, 2009 and for interim periods within that first annual reporting period. The Company will adopt SFAS 167 in fiscal 2010. The Company does not expect that the adoption of SFAS 167 will have a material impact on the financial statements.

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles,” (“SFAS 168”). SFAS 168 replaces FASB Statement No. 162, “The Hierarchy of Generally Accepted Accounting Principles”, and establishes the FASB Accounting Standards Codification (“Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with generally accepted accounting principles (“GAAP”). SFAS 168 is effective for interim and annual periods ending after September 15, 2009. The Company will begin to use the new Codification when referring to GAAP in its annual report on Form 10-Q for the interim period ending September 30, 2009. This will not have an impact on the results of the Company.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

This item in not applicable as we are currently considered a smaller reporting company.

Item 4T. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the specified time periods.  As of the end of the period covered by this report, Carlos Alcantara, our President and Principal Accounting Officer evaluated the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based on the evaluation, which disclosed no significant deficiencies or material weaknesses, Mr. Alcantara, our President and Principal Accounting Officer concluded that our disclosure controls and procedures are effective in timely alerting him to material information required to be included in our periodic SEC filings and in ensuring that information required to be disclosed by us in the reports that we file or submit under the Act is accumulated and communicated to our management, including our principal executive officer and principal accounting officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

We were incorporated in March of 2008 as a Nevada corporation. As a result of our start-up operations we have; (i) generated no revenues, (ii) accumulated deficits of $331,426 as of September 30, 2009, and (iii) we have incurred losses of $331,426 from our inception through the period ended September 30, 2009. We have been focused on organizational and start-up activities, business plan development, and commenced development of our food products since we incorporated. Although we have commenced the development of our food product lines, there is nothing at this time on which to base an assumption that our business operations will prove to be successful or that we will ever be able to operate profitably. Our future operating results will depend on many factors, including our ability to raise adequate working capital, demand for our products, the level of our competition and our ability to attract and maintain key management and employees.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

We had no sales of unregistered securities during the quarter ended September 30, 2009.

Subsequent Sales of of Unregistered Securities

In October 2009, we sold a total of 250,000 shares of our restricted common stock to 1 accredited investor for a total purchase price of $50,000, all of which was paid in cash. The 250,000 shares have not been issued as of the date of this filing. We believe that the issuance and sale of the shares was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2) and Regulation D Rule 506. The shares were sold directly by us and did not involve a public offering or general solicitation. The recipient of the shares was afforded an opportunity for effective access to files and records of the Company that contained the relevant information needed to make his investment decision, including the financial statements and 34 Act reports. We reasonably believed that the recipient, immediately prior to the sale of the shares, had such knowledge and experience in our financial and business matters that he was capable of evaluating the merits and risks of his investment. The recipient had the opportunity to speak with our management on several occasions prior to his investment decision. There were no commissions paid on the issuance and sale of the shares.

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities from the time of our inception on March 7, 2008 through the period ended September 30, 2009.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

    None.

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

By:/S/ Carlos Alcanctara
      Carlos Alcantara, President
      (On behalf of the registrant and as
       principal financial officer)

Date: November 17, 2009