Form 10-K
period 2009-12-31
Alcantara Brands CORP
filed 2010-05-12
CIK 1429393

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

Securities registered under Section 12(g) of the Act:  None

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
Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such period that the registrant was required to submit and post such files.)

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
Yes     No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of June 30, 2009 (the last business day of the registrant's most recently completed second fiscal quarter) was $2,977,387.65 based on a share value of $0.51.

The number of shares of Common Stock, $0.001 par value, outstanding on May 5, 2010 was 15,986,348 shares.

ALCANTARA BRANDS CORPORATION
FOR THE FISCAL YEAR ENDED
DECEMBER 31, 2009

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

Business Development

Alcantara Brands is a development stage company incorporated in the state of Nevada in March of 2008. We were formed to engage in the business of producing and importing resources from Peru, which included a line of flavorings, seasonings, and condiments designed to make everyday in-home prepared meals taste better, in addition to wood products and other Peruvian exports.

As a result of our pursuit of other business interests in Peru, we completed the formation of our wood export subsidiary on January 25, 2010, Woodmans Lumber and Millworks Peru (“WLMP”). WLMP was incorporated in the state of Nevada and was formed for the manufacture, distribution and marketing of lumber from Peru.

The formation of the lumber and millworks division is the result of a number of recent events which have been implemented by us in association with the food production business and other natural resources we intend to commercialize from Peru.

On February 16, 2010, we signed a Letter of Intent (“LOI”) to acquire Woodmans Lumber International, EIRL (“WLI”), wherein we will issue our common stock in exchange for 100% of the issued and outstanding shares of WLI. Concurrent with the execution of the LOI, Ismael Covarrubias, the founder and president of WLI, would become our Chief Executive Officer for our lumber and millworks division. WLI has orders on hand for lumber in excess of $1 million USD.

WLI supplies and manufactures Peru’s finest hardwood flooring, IPE decking, custom doors, millworks and lumber in South America. WLI has a long term forest concession agreement area of over 46,000 acres in the Amazon region of Ucayali, near Pucallpa.

In July 2009, we entered into an agreement with Chalaco Loreto S.A.C. (“Loreto”), a company operating in Peru and supplying wood products to China, to merge into the Company. The parties to this agreement are re-evaluating the merger.

As of the date hereof, the merger with Loreto has not become effective. The merger agreement contains normal conditions to closing including the audited financial statements of Loreto, prepared pursuant to Regulation S-X to be completed and presented to us for filing with the Securities and Exchange Commission on a Form 8-K, as required by Item 2.01 and Item 9.01 of Form 8-K. The audited financial statements have not been completed as of this date and the parties are re-evaluating the merger.

Business of Issuer

Introduction of our Lumber Division

We are currently developing our business plan of manufacturing and distributing Peruvian tropical lumber from Peru to China and US. More than 60% of Peru is covered with Amazonian forests. These forests contain more than 3,000 of the 20,000 arboreal species that exist in the world, and also have a great density of trees.

We intend to purchase the lumber from manufacturers in Peru and distribute the products to our customers. We currently have purchase orders from a customer in China.

We will conduct our business through a two-step distribution model. This means we resell the products we purchase from manufacturers to our customers, who then sell the products to the final end users, who are typically professional builders and independent contractors engaged in residential construction and remodeling projects.

Our goal is to offer products that allow us to provide value to our customers, by buying products in bulk and disaggregating them for individual customers or carrying a depth and breadth of products that customers cannot reasonably stock themselves.

Our products will fall into three categories: (i) millwork, which includes doors, windows, moulding, stair parts and columns, (ii) general building products, which include decking, and (iii) wood products, which include engineered wood products, such as floor systems, as well as wood panels and lumber.

Introduction of our Food Product Line

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

Peruvian Culinary Tradition and Our Product Background

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

Condiments

As compared to the Company’s Seasoning Pastes, which are primarily used in the kitchen as a flavor enhancement to sauces, dips, marinades, and other recipes (and secondarily as a stand-alone condiment), the Company’s condiments are primarily used at the table to be added to cooked foods. Offered in convenient twelve-ounce bottles, our condiments will also constitute a new cooking ingredient to barbecued and grilled foods and other familiar recipes. The Spicy Ketchup we are developing is made with Peruvian tomatoes, Rocoto peppers and spices. This delightful blend of delicious ingredients is often considered to be an “adult” version of traditional ketchup because of its bold, complex flavors. The naturally sweet Peruvian tomatoes require none of the sugar or other sweeteners found in other ketchups. The Spicy Steak Sauce is made with Amarillo peppers and Peruvian spices that produce a delightful flavor based on lomo saltado, a Peruvian beef entrée that is popular with children and adults alike. The Spicy Marinade blends the Panca and Mirasol peppers with native spices to bring grilled meats to life with minimum fuss.

Pepper Sauces

The Red and Green Pepper Sauces we are developing are made with peppers grown in the mountain valleys of Peru. The Red Pepper Sauce includes rocoto and red limo peppers, where as the Green Pepper Sauce includes the same limo peppers in their green, less mature state. These perfect blends of peppers and spices will enhance your meal without overpowering it.

Raw Materials

Our personnel will select and purchase all raw materials and other processed ingredients from sources in various locations in Peru. The aji peppers and some other raw materials will be purchased directly from a network of small, independent growers, whereas other raw materials will be purchased via middlemen. Processed ingredients will be purchased from companies located in and around Lima. Packaging materials are to be shipped to operating sites in Lima. All jars, bottles, lids, labels, and corrugated cases will be purchased from suppliers located in Lima and shipped to a selected company operating site.

Manufacturing and Filling

All raw materials and packaging materials are to be delivered to any of three plants in the Lima area with then-current capacity. The batch manufacturing process is to be carried out at these plants by our personnel, thereby preserving our trade secret product formulae and process know-how. Though we will initially contract the equipment use and the labor to complete the manufacturing and filling, we plan to acquire the equipment to perform these two key processes at our own production facility in Lima, thereby further reducing operating costs by avoiding tolling fees.

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

Employees

At December 31, 2009, we had two part-time employees, Carlos T. Alcantara and Shanda Alcantara, who are also our officers and directors.

Mr. Alcantara is spending the time allocated to our business in handling the general business affairs of our company such as accounting issues, including review of materials presented to our auditors, working with our counsel in preparation of SEC filings, and developing our business plan and overseeing the technological aspects of our business. Mrs. Alcantara is spending time on the development of our product lines, advertising materials, and overseeing startup production in Peru.

Subsequent Events

On January 25, 2010, we incorporated our wholly-owned subsidiary, Woodmans Lumber and Millworks Peru (“WLMP”) in the state of Nevada. WLMP was formed for the manufacture, distribution and marketing of lumber from Peru.

On February 9, 2010, we executed a consulting agreement with an unrelated third party to provide us with business consulting services. The term of the agreement is for six (6) months from the date of February 9, 2010. Pursuant to the agreement we agreed to issue 500,000 shares of our restricted common stock as compensation for the services.  The shares were issued on February 18, 2010.

On March 3, 2010, we executed a legal services retainer and issued 1,000,000 warrants with a cashless exercise.  The warrants expire on March 2, 2013 and have an exercise price of $0.31.

On March 12, 2010, we agreed to purchase 5.625 kilos of gold from an unrelated third party in exchange for cash of $40,000 and 866,667 shares of common stock valued at $260,000 based on the fair value of the common stock.  As of March 31, 2010, we did not complete the transaction and the agreement was terminated on April 28, 2010.

On March 22, 2010, we executed an investment banking agreement with an unrelated third party to assist the Company with obtaining equity financing.  We agreed to issue 50,000 shares of common stock upon execution of the agreement.  Additionally, we agreed to a fee payable in cash totaling 10% of the equity financing and warrants in the amount of 10% of the number of shares of common sold of the equity financing.  The agreement expires on September 22, 2010.  The shares were issued on April 26, 2010.

Subsequent to the year end, we commenced the analysis of spinning off our food division into a separate stand alone public company in an effort to establish a more focused business organization, with an ability to draw in capital, and thus increase shareholder value.

Available Information

We are subject to the informational requirements of the Securities Exchange Act of 1934, as amended. All of our reports are available for review through the SEC’s Electronic Data Gathering Analysis and Retrieval (EDGAR) system, which is publicly-accessible through the SEC’s website (http://www.sec.gov).

We intend to furnish to our stockholders annual reports containing financial statements audited by our independent certified public accountants and quarterly reports containing reviewed unaudited interim financial statements for the first three quarters of each fiscal year. You may contact the Securities and Exchange Commission (SEC) at 1-800-SEC-0330 or you may read and copy any reports, statements or other information that we file with the SEC at the SEC’s public reference room at the following location:

Public Reference Room
100 F. Street, N.W.
Washington, D.C. 20549-0405
Telephone 1(800)-SEC-0330

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

We were incorporated in March of 2008 as a Nevada corporation. As a result of our start-up operations we have; (i) generated no revenues, (ii) accumulated deficits of $336,637 for the period ended December 31, 2009, and (iii) we have incurred losses of $414,101 from our inception through the period ended December 31, 2009.  We have been focused on organizational and start-up activities, business plan development, and commenced development of our food products since we incorporated. Although we have commenced the development of our food product lines, there is nothing at this time on which to base an assumption that our business operations will prove to be successful or that we will ever be able to operate profitably. Our future operating results will depend on many factors, including our ability to raise adequate working capital, demand for our products, the level of our competition and our ability to attract and maintain key management and employees.

Our auditor’s have substantial doubt about our ability to continue as a going concern.  Additionally, our auditor’s report reflects that the ability of the Company to continue as a going concern is dependent upon our ability to raise additional capital from the sale of common stock and, ultimately, the achievement of significant operating revenues.

Our financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Our auditor’s report reflects that the ability of the Company to continue as a going concern is dependent upon our ability to raise additional capital from the sale of common stock and, ultimately, the achievement of significant operating revenues. If we are unable to continue as a going concern, stockholders will lose their investment.  We will be required to seek additional capital to fund future growth and expansion. No assurance can be given that such financing will be available or, if available, that it will be on commercially favorable terms. Moreover, favorable financing may be dilutive to investors.

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

We are significantly dependent on our two officers and directors, who have limited experience. The loss or unavailability to the Company of Mr. and Mrs. Alcantara’s services would have an adverse effect on our business, operations and prospects in that we may not be able to obtain new management under the same financial arrangements.

Our business plan is significantly dependent upon the abilities and continued participation of Carlos T. Alcantara, our President. It would be difficult to replace Mr. Alcantara at such an early stage of development of the Company. The loss or unavailability to the Company of Mr. Alcantara’s services would have an adverse effect on our business, operations and prospects, in that our inability to replace Mr. Alcantara could result in the loss of one’s investment.  Additionally, our business plan is significantly dependent upon the abilities and continued participation of Shanda Alcantara, our Secretary and Treasurer, which the loss or unavailability of Mrs. Alcantara could materially impact our business operations.

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

As a result of our reliance on Mr. Alcantara, and his lack of experience in operating a public company, our investors are at risk in losing their entire investment. Mr. Alcantara intends to hire personnel in the future, when sufficiently capitalized, who may have the experience required to manage our company; however, such management is not anticipated until the occurrence of future financing. Until such future financing occurs, and until such management is in place, we are reliant upon Mr. Alcantara to make the appropriate management decisions.

Mr. Alcantara may become involved with other businesses and there can be no assurance that he will continue to provide services to us. Mr. Alcantara’s limited time devotion to the Company could have the effect on our operations of preventing us from being a successful business operation, which ultimately could cause a loss of stockholder investment.

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

Because of competitive pressures from competitors with more resources, the Company may fail to implement our business model profitably.

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

In addition to the “penny stock” rules described above, the Financial Industry Regulatory Authority (FINRA) has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer's financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. The FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares.

If we fail to remain current on our reporting requirements, we could be removed from the OTC Bulletin Board, which would limit the ability of broker-dealers to sell our securities and the ability of stockholders to sell their securities in the secondary market.

Companies trading on the OTC Bulletin Board, such as us, generally must be reporting issuers under Section 12 of the Securities Exchange Act of 1934, as amended, and must be current in their reports under Section 13, in order to maintain price quotation privileges on the OTC Bulletin Board.  More specifically, FINRA has enacted Rule 6530, which determines eligibility of issuers quoted on the OTC Bulletin Board by requiring an issuer to be current in its filings with the Commission.  Pursuant to Rule 6530(e), if we file our reports late with the Commission three times in a two-year period or our securities are removed from the OTC Bulletin Board for failure to timely file twice in a two-year period, then we will be ineligible for quotation on the OTC Bulletin Board.  As a result, the market liquidity for our securities could be severely adversely affected by limiting the ability of broker-dealers to sell our securities and the ability of stockholders to sell their securities in the secondary market.  As of the date of this filing, we have one late filing reported by FINRA.

Our internal controls may be inadequate, which could cause our financial reporting to be unreliable and lead to misinformation being disseminated to the public.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. As defined in Exchange Act Rule 13a-15(f), internal control over financial reporting is a process designed by, or under the supervision of, the principal executive and principal financial officer and effected by the board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that: (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company, and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We currently maintain an executive office at 3753 Howard Hughes Parkway, Suite 200, Las Vegas, Nevada. Our monthly rent for this office is $1,550.

As a result of our method of operations and business plan we do not require personnel other than Mr. and Mrs. Alcantara to conduct our business. In the future we anticipate requiring additional office space and additional personnel; however, it is unknown at this time how much space or how many individuals will be required.

ITEM 3. LEGAL PROCEEDINGS

We are not a party to any material legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASE OF EQUITY SECURITIES

Market Information

Our Common Stock is traded in the over-the-counter securities market through the Financial Industry Regulatory Authority ("FINRA") Automated Quotation Bulletin Board System, under the symbol “ACBR”. We have been eligible to participate in the OTC Bulletin Board since February 13, 2009. The following table sets forth the quarterly high and low bid prices for our Common Stock during our last fiscal year, as reported by a Quarterly Trade and Quote Summary Report of the OTC Bulletin Board.  The quotations reflect inter-dealer prices, without retail mark-up, markdown or commission, and may not necessarily represent actual transactions.

	2009
	High	Low
1st Quarter	0	0
2nd Quarter	-	-
3rd Quarter	0.10	0
4th Quarter	0.37	0.10

Holders of Common Stock

As of May 5, 2010, we had approximately 37 stockholders of record of the 15,986,348 shares outstanding.  The closing bid stock price on May 10, 2010 was $0.05.

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

Recent Sales of Unregistered Securities

On November 18, 2009, we issued 838,015 shares of our restricted common stock to two (2) accredited investors who purchased the stock in the second quarter of 2009.

In the fourth quarter ended December 31, 2009, we sold a total of 383,333 shares of our restricted common stock to two (2) accredited investors for a total purchase price of $80,000, all of which was paid in cash. The 383,333 shares were issued on May 5, 2010.

We believe that the issuance and sale of the above shares was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2) and Regulation D Rule 506. The shares were sold directly by us and did not involve a public offering or general solicitation. The recipients of the shares were afforded an opportunity for effective access to files and records of the Company that contained the relevant information needed to make their investment decision, including the financial statements and 34 Act reports. We reasonably believed that the recipients, immediately prior to the sale of the shares, had such knowledge and experience in our financial and business matters that they were capable of evaluating the merits and risks of their investments. The recipients had the opportunity to speak with our management on several occasions prior to their investment decision. There were no commissions paid on the issuance and sale of the shares.

Subsequent Sales & Issuances of Unregistered Securities

On February 18, 2010, we issued 500,000 shares of our restricted common stock to a consultant pursuant to a consulting agreement dated February 9, 2010.

Pursuant to a non-exclusive investment banking agreement dated March 22, 2010, we agreed to issue 50,000 shares of our restricted common stock. The 50,000 shares were issued on April 26, 2010.

In the first quarter ended March 31, 2010, we sold a total of 215,000 shares of our restricted common stock to one (1) accredited investor for a total purchase price of $43,000, all of which was paid in cash. The 215,000 shares were issued on May 5, 2010.

We believe that the issuance and sale of the above shares was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2) and Regulation D Rule 506. The shares were sold directly by us and did not involve a public offering or general solicitation. The recipients of the shares were afforded an opportunity for effective access to files and records of the Company that contained the relevant information needed to make their investment decision, including the financial statements and 34 Act reports. We reasonably believed that the recipients, immediately prior to the sale of the shares, had such knowledge and experience in our financial and business matters that they were capable of evaluating the merits and risks of their investments. The recipients had the opportunity to speak with our management on several occasions prior to their investment decision. There were no commissions paid on the issuance and sale of the shares.

Warrant Issuance

On March 3, 2010, we issued 1,000,000 warrants to purchase shares of our restricted common stock to an entity for legal services rendered to the Company. The warrants are exercisable at $0.31 per share and expire on March 2, 2013. We believe that the issuance of the warrants is exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2) and Regulation D Rule 506.  The recipient of the warrants was afforded an opportunity for effective access to files and records of the Company that contained the relevant information needed to make its investment decisions, including the financial statements and 34 Act reports.  We reasonably believed that the recipient, immediately prior to the issuance of the warrants, had such knowledge and experience in our financial and business matters that it was capable of evaluating the merits and risks of its investment.  The recipient had the opportunity to speak with our management on several occasions prior to its investment decisions.

Issuer Purchases of Equity Securities

The Company did not repurchase any of its equity securities during the fourth quarter ended December 31, 2009.

ITEM 6. SELECTED FINANCIAL DATA

Not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW AND OUTLOOK

Alcantara Brands is a development stage company, formed to engage in the business of producing and importing resources from Peru, which include a line of flavorings, seasonings, and condiments, in addition to wood products and other Peruvian exports.

Since our inception on March 7, 2008 through December 31, 2009, we have not generated any revenues and have incurred a net loss of $414,101. We believe that our lack of significant expenses and our ability to commence purchasing and importing products from Peru will generate revenues sufficient to support the limited costs associated with our initial ongoing operations for the next twelve months.  There can be no assurance that the actual expenses incurred will not materially exceed our estimates or that cash flows from product imports will be adequate to maintain our business.  As a result, our independent auditors have expressed substantial doubt about our ability to continue as a going concern in the independent auditors’ report to the financial statements.

Subsequent Events

On January 25, 2010, we incorporated our wholly-owned subsidiary, Woodmans Lumber and Millworks Peru (“WLMP”) in the state of Nevada. WLMP was formed for the manufacture, distribution and marketing of lumber from Peru.

On February 9, 2010, we executed a consulting agreement with an unrelated third party to provide us with business consulting services. The term of the agreement is for six (6) months from the date of February 9, 2010. Pursuant to the agreement we agreed to issue 500,000 shares of our restricted common stock as compensation for the services.  The shares were issued on February 18, 2010.

On March 3, 2010, we executed a legal services retainer and issued 1,000,000 warrants with a cashless exercise.  The warrants expire on March 2, 2013 and have an exercise price of $0.31.

On March 12, 2010, we agreed to purchase 5.625 kilos of gold for an unrelated third party in exchange for cash of $40,000 and 866,667 shares of common stock valued at $260,000 based on the fair value of the common stock.  As of March 31, 2010, we did not complete the transaction and the agreement was terminated on April 28, 2010.

On March 22, 2010, we executed an investment banking agreement with an unrelated third party to assist the Company with obtaining equity financing.  We agreed to issue 50,000 shares of common stock upon execution of the agreement.  Additionally, we agreed to a fee payable in cash totaling 10% of the equity financing and warrants in the amount of 10% of the number of shares of common sold of the equity financing.  The agreement expires on September 22, 2010.  The shares were issued on April 26, 2010.

Plan of Operation

Subsequent to the year end, we commenced the analysis of spinning off our food division into a separate stand alone public company in an effort to establish a more focused business organization, with an ability to draw in capital, and thus increase shareholder value.

We are also focusing on developing our business in manufacturing and distributing lumber from Peru to China and US.

Going Concern

The financial statements included in this filing have been prepared in conformity with generally accepted accounting principles that contemplate the continuance of the Company as a going concern.  The Company may not have a sufficient amount of cash required to pay all of the costs associated with operating and marketing of its products. Management intends to use borrowings and security sales to mitigate the effects of cash flow deficits, however no assurance can be given that debt or equity financing, if and when required, will be available. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets and classification of liabilities that might be necessary should the Company be unable to continue existence.

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

We anticipate that we will incur operating losses in the next twelve months. Our lack of operating history makes predictions of future operating results difficult to ascertain.  Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stage of development. Such risks for us include, but are not limited to, an evolving and unpredictable business model and the management of growth. To address these risks, we must, among other things, obtain a customer base, implement and successfully execute our business and marketing strategy, continually develop our line of products, respond to competitive developments, and attract, retain and motivate qualified personnel. There can be no assurance that we will be successful in addressing such risks, and the failure to do so can have a material adverse effect on our business prospects, financial condition and results of operations.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Critical Accounting Policies and Estimates

The preparation of our financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and judgments that affect our reported assets, liabilities, revenues, and expenses, and the disclosure of contingent assets and liabilities. We base our estimates and judgments on historical experience and on various other assumptions we believe to be reasonable under the circumstances. Future events, however, may differ markedly from our current expectations and assumptions.

Recent pronouncements

Below is a listing of the most recent accounting standards and their effect on the Company.

In April 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-18 (ASU 2010-18), Receivables (Topic 310): Effect of a Loan Modification When the Loan is Part of a Pool That Is Accounted for as a Single Asset-a consensus of the FASB Emerging Task Force.  The amendments in this Update are effective for modifications of loans accounted for within pools under Subtopic 310-30 occurring in the first interim or annual period ending on or after July 15, 2010.  The amendments are to be applied prospectively. Early application is permitted.  The Company does not expect the provisions of ASU 2010-18 to have a material effect on the financial position, results of operations or cash flows of the Company.

In April 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-17 (ASU 2010-17), Revenue Recognition-Milestone Method (Topic 605): Milestone Method of Revenue Recognition.  The amendments in this Update are effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010. Early adoption is permitted.  If a vendor elects early adoption and the period of adoption is not the beginning of the entity’s fiscal year, the entity should apply the amendments retrospectively from the beginning of the year of adoption.  The Company does not expect the provisions of ASU 2010-17 to have a material effect on the financial position, results of operations or cash flows of the Company.

In April 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-16 (ASU 2010-16), Entertainment-Casinos (Topic 924): Accruals for Casino Jackpot Liabilities-a consensus of the FASB Emerging Issues Task.  The amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2010.  The amendments should be applied by recording a cumulative-effect adjustment to opening retained earnings in the period of adoption.  The Company does not expect the provisions of ASU 2010-16 to have a material effect on the financial position, results of operations or cash flows of the Company.

In April 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-15 (ASU 2010-15), Financial Services-Insurance (Topic 944): How Investments held through Separate Accounts Affect an Insurer’s Consolidation Analysis of Those Investments-a consensus of the FASB Emerging Issues Task Force.  The amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2010.  Early adoption is permitted.  The amendments in this Update should be applied retrospectively to all prior periods upon the date of adoption.  The Company does not expect the provisions of ASU 2010-15 to have a material effect on the financial position, results of operations or cash flows of the Company.

In April 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-14 (ASU 2010-14), Accounting for Extractive Activities – Oil & Gas - Amendments to Paragraph 932-10-S99-1 (SEC Update).  The Amendments are designed to modernize and update the oil and gas disclosure requirements to align them with current practices and changes in technology. The Company does not expect the provisions of ASU 2010-14 to have a material effect on the financial position, results of operations or cash flows of the Company.

In April 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-13 (ASU 2010-13), Compensation-Stock Compensation (Topic 718): Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades - a consensus of the FASB Emerging Issues Task Force.  The amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010.  Earlier application is permitted.  The Company does not expect the provisions of ASU 2010-13 to have a material effect on the financial position, results of operations or cash flows of the Company.

In April 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-12 (ASU 2010-12), Income Taxes (Topic 740): Accounting for Certain Tax Effects of the 2010 Health Care Reform Acts.  After consultation with the FASB, the SEC stated that it “would not object to a registrant incorporating the effects of the Health Care and Education Reconciliation Act of 2010 when accounting for the Patient Protection and Affordable Care Act”. The Company does not expect the provisions of ASU 2010-12 to have a material effect on the financial position, results of operations or cash flows of the Company.

In March 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-11 (ASU 2010-11), Derivatives and Hedging (Topic 815): Scope Exception Related to Embedded Credit Derivatives.  The amendments in this Update are effective for each reporting entity at the beginning of its first fiscal quarter beginning after June 15, 2010.  Early adoption is permitted at the beginning of each entity’s first fiscal quarter beginning after issuance of this Update.  The Company does not expect the provisions of ASU 2010-11 to have a material effect on the financial position, results of operations or cash flows of the Company.

In February 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-10 (ASU 2010-10), Consolidation (Topic 810): Amendments for Certain Investment Funds.  The amendments in this Update are effective as of the beginning of a reporting entity’s first annual period that begins after November 15, 2009 and for Interim periods within that first reporting period. Early application is not permitted.  The Company does not expect the provisions of ASU 2010-10 to have a material effect on the financial position, results of operations or cash flows of the Company.

In February 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-09 (ASU 2010-09), Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure Requirements.  This amendment addresses both the interaction of the requirements of this Topic with the SEC’s reporting requirements and the intended breadth of the reissuance disclosure provision related to subsequent events (paragraph 855-10-50-4).  All of the amendments in this Update are effective upon issuance of the final Update, except for the use of the issued date for conduit debt obligors. That amendment is effective for interim or annual periods ending after June 15, 2010.  The Company does not expect the provisions of ASU 2010-09 to have a material effect on the financial position, results of operations or cash flows of the Company.

In February 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-08 (ASU 2010-08), Technical Corrections to Various Topics.  This amendment eliminated inconsistencies and outdated provisions and provided the needed clarifications to various topics within Topic 815.  The amendments are effective for the first reporting period (including interim periods) beginning after issuance (February 2, 2010), except for certain amendments.  The amendments to the guidance on accounting for income taxes in reorganization (Subtopic 852-740) should be applied to reorganizations for which the date of the reorganization is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  For those reorganizations reflected in interim financial statements issued before the amendments in this Update are effective, retrospective application is required.  The clarifications of the guidance on the embedded derivates and hedging (Subtopic 815-15) are effective for fiscal years beginning after December 15, 2009, and should be applied to existing contracts (hybrid instruments) containing embedded derivative features at the date of adoption.  The Company does not expect the provisions of ASU 2010-08 to have a material effect on the financial position, results of operations or cash flows of the Company.

In January 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-07 (ASU 2010-07), Not-for-Profit Entities (Topic 958): Not-for-Profit Entities: Mergers and Acquisitions.  This amendment to Topic 958 has occurred as a result of the issuance of FAS 164.  The Company does not expect the provisions of ASU 2010-07 to have a material effect on the financial position, results of operations or cash flows of the Company.

In January 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-06 (ASU 2010-06), Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements.  This amendment to Topic 820 has improved disclosures about fair value measurements on the basis of input received from the users of financial statements.  This is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements.  Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years.  Early adoption is permitted.  The Company does not expect the provisions of ASU 2010-06 to have a material effect on the financial position, results of operations or cash flows of the Company.

In January 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-05 (ASU 2010-05), Compensation – Stock Compensation (Topic 718).  This standard codifies EITF Topic D-110 Escrowed Share Arrangements and the Presumption of Compensation.

In January 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-04 (ASU 2010-04), Accounting for Various Topics—Technical Corrections to SEC Paragraphs.

In January 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-03 (ASU 2010-03), Extractive Activities—Oil and Gas (Topic 932): Oil and Gas Reserve Estimation and Disclosures.  This amendment to Topic 932 has improved the reserve estimation and disclosure requirements by (1) updating the reserve estimation requirements for changes in practice and technology that have occurred over the last several decades and (2) expanding the disclosure requirements for equity method investments.  This is effective for annual reporting periods ending on or after December 31, 2009.  However, an entity that becomes subject to the disclosures because of the change to the definition oil- and gas- producing activities may elect to provide those disclosures in annual periods beginning after December 31, 2009.  Early adoption is not permitted.  The Company does not expect the provisions of ASU 2010-03 to have a material effect on the financial position, results of operations or cash flows of the Company.

In January 2010, the FASB issued Accounting Standards Update 2010-02, Consolidation (Topic 810): Accounting and Reporting for Decreases in Ownership of a Subsidiary.  This amendment to Topic 810 clarifies, but does not change, the scope of current US GAAP.  It clarifies the decrease in ownership provisions of Subtopic 810-10 and removes the potential conflict between guidance in that Subtopic and asset derecognition and gain or loss recognition guidance that may exist in other US GAAP.  An entity will be required to follow the amended guidance beginning in the period that it first adopts FAS 160 (now included in Subtopic 810-10).  For those entities that have already adopted FAS 160, the amendments are effective at the beginning of the first interim or annual reporting period ending on or after December 15, 2009. The amendments should be applied retrospectively to the first period that an entity adopted FAS 160.  The Company does not expect the provisions of ASU 2010-02 to have a material effect on the financial position, results of operations or cash flows of the Company.

In January 2010, the FASB issued Accounting Standards Update 2010-01, Equity (Topic 505): Accounting for Distributions to Shareholders with Components of Stock and Cash (A Consensus of the FASB Emerging Issues Task Force).  This amendment to Topic 505 clarifies the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate is considered a share issuance that is reflected in EPS prospectively and is not a stock dividend for purposes of applying Topics 505 and 260. Effective for interim and annual periods ending on or after December 15, 2009, and would be applied on a retrospective basis.  The Company does not expect the provisions of ASU 2010-01 to have a material effect on the financial position, results of operations or cash flows of the Company.

In December 2009, the FASB issued Accounting Standards Update 2009-17, Consolidations (Topic 810): Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities.  This Accounting Standards Update amends the FASB Accounting Standards Codification for Statement 167. (See FAS 167 effective date below)

In December 2009, the FASB issued Accounting Standards Update 2009-16, Transfers and Servicing (Topic 860): Accounting for Transfers of Financial Assets.  This Accounting Standards Update amends the FASB Accounting Standards Codification for Statement 166. (See FAS 166 effective date below)

In October 2009, the FASB issued Accounting Standards Update 2009-15, Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance or Other Financing.  This Accounting Standards Update amends the FASB Accounting Standard Codification for EITF 09-1.  (See EITF 09-1 effective date below)

In October 2009, the FASB issued Accounting Standards Update 2009-14, Software (Topic 985): Certain Revenue Arrangements That Include Software Elements.  This update changed the accounting model for revenue arrangements that include both tangible products and software elements.  Effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010.  Early adoption is permitted.  The Company does not expect the provisions of ASU 2009-14 to have a material effect on the financial position, results of operations or cash flows of the Company.

In October 2009, the FASB issued Accounting Standards Update 2009-13, Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements.  This update addressed the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than a combined unit and will be separated in more circumstances under existing US GAAP.  This amendment has eliminated that residual method of allocation. Effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010.  Early adoption is permitted. The Company does not expect the provisions of ASU 2009-13 to have a material effect on the financial position, results of operations or cash flows of the Company.

In September 2009, the FASB issued Accounting Standards Update 2009-12, Fair Value Measurements and Disclosures (Topic 820): Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent).  This update provides amendments to Topic 820 for the fair value measurement of investments in certain entities that calculate net asset value per share (or its equivalent).  It is effective for interim and annual periods ending after December 15, 2009.  Early application is permitted in financial statements for earlier interim and annual periods that have not been issued. The Company does not expect the provisions of ASU 2009-12 to have a material effect on the financial position, results of operations or cash flows of the Company.

In July 2009, the FASB ratified the consensus reached by EITF (Emerging Issues Task Force) issued EITF No. 09-1, (ASC Topic 470) “Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance” (“EITF 09-1”).  The provisions of EITF 09-1, clarifies the accounting treatment and disclosure of share-lending arrangements that are classified as equity in the financial statements of the share lender.  An example of a share-lending arrangement is an agreement between the Company (share lender) and an investment bank (share borrower) which allows the investment bank to use the loaned shares to enter into equity derivative contracts with investors.  EITF 09-1 is effective for fiscal years that beginning on or after December 15, 2009 and requires retrospective application for all arrangements outstanding as of the beginning of fiscal years beginning on or after December 15, 2009.   Share-lending arrangements that have been terminated as a result of counterparty default prior to December 15, 2009, but for which the entity has not reached a final settlement as of December 15, 2009 are within the scope.  Effective for share-lending arrangements entered into on or after the beginning of the first reporting period that begins on or after June 15, 2009.  The Company does not expect the provisions of EITF 09-1 to have a material effect on the financial position, results of operations or cash flows of the Company.

In June 2009, the FASB issued SFAS No. 167 (ASC Topic 810), “Amendments to FASB Interpretation No. 46(R) (“SFAS 167”).   SFAS 167 amends the consolidation guidance applicable to variable interest entities. The provisions of SFAS 167 significantly affect the overall consolidation analysis under FASB Interpretation No. 46(R).  SFAS 167 is effective as of the beginning of the first fiscal year that begins after November 15, 2009. SFAS 167 will be effective for the Company beginning in 2010. The Company does not expect the provisions of SFAS 167 to have a material effect on the financial position, results of operations or cash flows of the Company.

In June 2009, the FASB issued SFAS No. 166, (ASC Topic 860) “Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140” (“SFAS 166”). The provisions of SFAS 166, in part, amend the derecognition guidance in FASB Statement No. 140, eliminate the exemption from consolidation for qualifying special-purpose entities and require additional disclosures. SFAS 166 is effective for financial asset transfers occurring after the beginning of an entity’s first fiscal year that begins after November 15, 2009. The Company does not expect the provisions of SFAS 166 to have a material effect on the financial position, results of operations or cash flows of the Company.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

This item in not applicable as we are currently considered a smaller reporting company.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Index to Financial Statements and Financial Statement Schedules appearing on page F-1 through F-20 of this Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

We have had no disagreements with our independent auditors on accounting or financial disclosures.

ITEM 9A (T). CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our Principal Executive Officer and Principal Financial Officer, Carlos Alcantara, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Report. Based on his evaluation, Mr. Alcantara concluded that our disclosure controls and procedures did not operate effectively as of the end of the period covered by this report in timely alerting him to material information relating to us required to be included in our periodic SEC filings and in ensuring that information required to be disclosed by us in the reports that we file or submit under the Act is accumulated and communicated to our management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

The material weakness relates to the monitoring and review of work performed by our sole in-house accounting employee in the compilation of necessary disclosures for the preparation by our financial consultant of the financial statements, footnotes and financial data included in the report we file or submit under the Exchange Act. Our financial consultant oversees that our financial reporting is prepared and presented in an effective manner by our sole in-house accounting employee. This lack of accounting staff results in a lack of segregation of duties and accounting technical expertise necessary for an effective system of internal control.

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

Management has undertaken an assessment of the effectiveness of our internal control over financial reporting based on the framework and criteria established in the Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Based upon this evaluation, management concluded that our internal control over financial reporting was not effective as of December 31, 2009.

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

Information as to our current directors and executive officers is as follows:

Name	Age	Title
Carlos T. Alcantara	59	President, Director
Shanda Alcantara	53	Secretary/Treasurer, Director

Duties, Responsibilities and Experience

Carlos T. Alcantara. Age 59, President, Director and co-founder of the Company from March 7, 2008 to present. From 2000 to present Mr. Alcantara was, and still is, involved in the development of a food processing and import business in Peru. Prior to founding the Company, Mr. Alcantara served for two years as President of international operations for Pennzoil-Quaker State Company (formerly NYSE: PZL), where he was responsible for the expansion of the company’s international business and positioning Pennzoil-Quaker State Company as a world leader in vehicle care and maintenance products until its acquisition by Shell Oil Company in 2001. Mr. Alcantara previously served for seven years as Vice President Latin America and Vice President of Worldwide Business Development with the Clorox Company (NYSE/PSE: CLX), a leading manufacturer and marketer of consumer products. Earlier in his career, Mr. Alcantara served in various capacities of progressively increasing responsibility for Sales, Marketing, and General Management with the Procter & Gamble Company (NYSE: PG). Mr. Alcantara holds a Masters of Business Administration from Xavier University in Ohio, and a Bachelor’s degree in Business Administration and Economics, magna cum laude, from University of the Pacific in California. Mr. Alcantara is a member of the President’s Advisory Council at Xavier University, and the Board of Advisors for the School of International Studies at University of the Pacific.

Shanda Alcantara. Age 53, Secretary/Treasurer, Director and co-founder of the Company from March 7, 2008 to present. Mrs. Alcantara is responsible for research and development of new product recipes and formulations, initial market testing and validation. She is also active in product promotions and consumer education, and serves as the Company’s principal spokesperson and face to the world. Mrs. Alcantara has over 20 years successful marketing, sales, and general management experience in the hospitality industry having managed full service 300-700 room hotels in California, with the Picadilli Inn, The Holiday Inn, and Ramada. She has also served as a hospitality industry consultant including franchise negotiations, hotel development, building, and management to client hotels in California and the Caribbean. Mrs. Alcantara attended the Lima Culinary Institute, a leading institution in Peruvian cuisine, which reflects a fascinating fusion of cultures and gastronomic influences (Inca, Spanish, African, French, Chinese, and Japanese).

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

Involvement in Certain Legal Proceedings

No Executive Officer or Director of the Company has been the subject of any Order, Judgment, or Decree of any Court of competent jurisdiction, or any regulatory agency permanently or temporarily enjoining, barring suspending or otherwise limiting him/her from acting as an investment advisor, underwriter, broker or dealer in the securities industry, or as an affiliated person, director or employee of an investment company, bank, savings and loan association, or insurance company or from engaging in or continuing any conduct or practice in connection with any such activity or in connection with the purchase or sale of any securities.

No Executive Officer or Director of the Corporation has been convicted in any criminal proceeding (excluding traffic violations) or is the subject of a criminal proceeding which is currently pending.

Audit Committee and Financial Expert

We do not have an Audit Committee.  Our directors perform some of the same functions of an Audit Committee, such as: recommending a firm of independent certified public accountants to audit the annual financial statements; reviewing the independent auditors independence, the financial statements and their audit report; and reviewing management's administration of the system of internal accounting controls. We do not currently have a written audit committee charter or similar document.

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

Our decision to not adopt such a code of ethics results from our having only two officers and directors operating as the management for the Company.  We believe that the limited interaction which occurs having such a small management structure for the Company eliminates the current need for such a code, in that violations of such a code would be reported to the party generating the violation.

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

The Board or management has not established any specific minimum qualifications that a candidate for director must meet in order to be recommended for Board membership.  Rather, the Board or management will evaluate the mix of skills and experience that the candidate offers, consider how a given candidate meets the Board’s current expectations with respect to each such criterion and make a determination regarding whether a candidate should be recommended to the stockholders for election as a Director.  During 2009, the Company received no recommendation for Directors from its stockholders.

The Company will consider for inclusion in its nominations of new Board of Directors nominees proposed by stockholders who have held at least 1% of the outstanding voting securities of the Company for at least one year.  Board candidates referred by such stockholders will be considered on the same basis as Board candidates referred from other sources.  Any stockholder who wishes to recommend for the Company’s consideration a prospective nominee to serve on the Board of Directors may do so by giving the candidate’s name and qualifications in writing to the Company’s Secretary at the following address:  3753 Howard Hughes Parkway, Suite 200, Las Vegas, Nevada 89169.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation

Our executive officers have not received any compensation, including plan or non-plan compensation, nor have our executive officers earned any compensation as of the date of this filing.

On March 3, 2010, we entered into an employment agreement with our President, Carlos Alcantara, which was subsequently terminated in April 2010 as a result of a decision made by the Board that it would be of more benefit to the Company for the executive officers to continue to provide services without compensation until such time as we have earnings from our revenue.

Future Compensation

Our executive officers have agreed to provide services to us without compensation until such time as we have earnings from our revenue.

Board Committees

We currently do not have any committees of the board of directors.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

       The following table sets forth information, to the best of our knowledge, about the beneficial ownership of our common stock on May 5, 2010 relating to the beneficial ownership of our common stock by those persons known to beneficially own more than 5% of our capital stock and by our directors and executive officers.  The percentage of beneficial ownership for the following table is based on 15,986,348 shares of common stock outstanding.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and does not necessarily indicate beneficial ownership for any other purpose. Under these rules, beneficial ownership includes those shares of common stock over which the stockholder has sole or shared voting or investment power. It also includes shares of common stock that the stockholder has a right to acquire within 60 days after May 5, 2010 pursuant to options, warrants, conversion privileges or other right. The percentage ownership of the outstanding common stock, however, is based on the assumption, expressly required by the rules of the Securities and Exchange Commission, that only the person or entity whose ownership is being reported has converted options or warrants into shares of our common stock.

Name of Beneficial Owner (1)	Number Of Shares	Percent Beneficially Owned (2)
Carlos T. Alcantara	2,500,000	15.6%
Shanda Alcantara	2,500,000	15.6%
Daniel R. Van Ness	2,500,000	15.6%
Stoecklein Law Group	2,000,000 (3)	12.5%
All Directors, Officers and Principle Stockholders as a Group	9,500,000	59.4%

(1)
As used in this table, “beneficial ownership” means the sole or shared power to vote, or to direct the voting of, a security, or the sole or shared investment power with respect to Common Stock (i.e., the power to dispose of, or to direct the disposition of, a security).

(2)	Rounded to the nearest whole percentage.
(3)	Includes 1,000,000 warrants to purchase shares of our common stock at $0.31 per share (expiring on March 2, 2013).

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPNDENCE

On March 7, 2008, we issued two officers of the Company a total of 5,000,000 shares of its $0.001 par value common stock at a price of $0.001 per share for a total amount raised of $5,000.

During the year ended December 31, 2009, an officer, director and shareholder of the Company paid for expenses totaling $2,555 on behalf of the Company.  The officer does not expect to be repaid for these expenses and have been recorded to additional paid in capital.

During the period of inception (March 7, 2008) to December 31, 2008, we had product development expenses totaling $30,475 which were to entities that are owned and controlled by an officer, director and shareholder of the Company.

During the year ended December 31, 2009, we paid $14,000 to Chalaco Loreto S.A.C. for the purchase of lumber which was recorded as prepaid inventory.  Chalaco Loreto S.A.C. is an entity that is owned and controlled by an officer, director and shareholder of the Company.

As of December 31, 2009, we had accounts payable totaling $343 due to an entity that is owned and controlled by an officer, director and shareholder of the Company.

As of December 31, 2009, we had notes payable totaling $9,400 to an entity that is owned and controlled by an officer, director and shareholder of the Company.  The note is unsecured, due upon demand and bears 0% interest.

As of December 31, 2009, we had notes payable totaling $160 an officer, director and shareholder of the Company.  The note is unsecured, due upon demand and bears 0% interest.

During the year ended December 31, 2009, we had product development expenses totaling $265,963 which were to entities that are owned and controlled by an officer, director and shareholder of the Company.

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

In May 2009, the Registrant engaged Moore & Associates, Chartered to serve as the Registrant’s independent registered public accountants.  The aggregate fees billed for professional services rendered by Moore & Associates, Chartered for the review of the financial statements included in our Form 10-Q for the period ended March 31, 2009 was $1,000.

In August 2009, the Registrant engaged Seale and Beers, CPAs to serve as the Registrant’s independent registered public accountants.  The aggregate fees billed for professional services rendered by Seale and Beers, CPAs for the review of the financial statements included in our Form 10-Q for the period ended June 30, 2009 was $1,000.

In October 2009, the Registrant engaged De Joya Griffith & Company, LLC to serve as the Registrant’s independent registered public accountants.  The aggregate fees billed for professional services rendered by De Joya Griffith & Company, LLC for the review of the financial statements included in our Form 10-Q for the period ended September 30, 2009 was $1,500 and for the audit of our annual financial statements for the fiscal year 2008 and 2009 was $6,500.

(2) AUDIT-RELATED FEES

None.

(3) TAX FEES

None.

(4) ALL OTHER FEES

None.

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

By:/S/ Carlos Alcantara
       Carlos Alcantara, President

Date: May 11, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ Carlos Alcantara	Director, President, Chief Executive	May 11, 2010
Carlos Alcantara	Officer (Principal Executive Officer) and
Principal Accounting Officer

/S/ Shanda Alcantara	Secretary/Treasurer and Director	May 11, 2010
Shanda Alcantara

ALCANTARA BRANDS CORPORATION

INDEX TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

De Joya Griffith & Company, LLC

CERTIFIED PUBLIC ACCOUNTANTS & CONSULTANTS

Report of Independent Registered Public Accounting Firm

To The Board of Directors and Stockholders
Alcantara Brands Corporation
Las Vegas, NV

We have audited the accompanying balance sheets of Alcantara Brands Corporation (A Development Stage Enterprise) as of December 31, 2009 and 2008, and the related statements of operations, stockholders’ deficit, and cash flows for the year ended December 31, 2009 and from inception (March 7, 2008) to December 31, 2008 and 2009. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Alcantara Brands Corporation (A Development Stage Enterprise) as of December 31, 2009 and 2008, and the results of their operations and cash flows for the year ended December 31, 2009 and from inception (March 7, 2008) to December 31, 2008 and 2009 in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations, which raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

De Joya Griffith & Company, LLC

/s/ De Joya Griffith & Company, LLC
Henderson, Nevada
May 10, 2010

2580 Anthem Village Drive, Henderson, NV  89052
Telephone (702) 563-1600  ●  Facsimile (702) 920-8049

ALCANTARA BRANDS CORPORATION
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS

	December 31,
	2009	2008

ASSETS

Current assets:
Cash	$988	$10,533
Prepaid expenses	3,500	-
Prepaid inventory - related party	14,000	-
Total current assets	18,488	10,533

Other assets:
Security deposits	1,550	-
Total other assets	1,550	-

Total assets	$20,038	$10,533

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable	44,914	20,997
Accounts payable - related party	343	-
Deferred revenue	14,235	-
Notes payable - related party	9,560	-
Total current liabilities	69,052	20,997

Total liabilities	69,052	20,997

Stockholders' deficit:
Preferred stock, $0.001 par value, 10,000,000 shares
authorized, no shares issued and outstanding
as of December 31, 2009 and 2008	-	-
Common stock, $0.001 par value, 100,000,000 shares
authorized, 14,838,015 and 14,000,000 shares issued and outstanding
as of December 31, 2009 and 2008, respectively	14,838	14,000
Additional paid-in capital	270,749	53,500
Subscriptions receivable	(500)	(500)
Subscriptions payable	80,000	-
Deficit accumulated during development stage	(414,101)	(77,464)
Total stockholders' deficit	(49,014)	(10,464)

Total liabilities and stockholders' deficit	$20,038	$10,533

See Accompanying Notes to Financial Statements.

ALCANTARA BRANDS CORPORATION
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS

		Inception	Inception
	For the	(March 7, 2008)	(March 7, 2008)
	year ended	to	to
	December 31,	December 31,	December 31,
	2009	2008	2009

Revenue	$-	$-	$-

Operating expenses:
General and administrative	14,862	4,318	19,180
Product development - related party	265,963	30,475	296,438
Professional fees	55,812	42,671	98,483

Total operating expenses	336,637	77,464	414,101

Net loss	$(336,637)	$(77,464)	$(414,101)

Weighted average number of common shares	14,153,511	10,640,000
outstanding - basic

Net loss per common share - basic	$(0.02)	$(0.01)

See Accompanying Notes to Financial Statements.

ALCANTARA BRANDS CORPORATION
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS' DEFICIT
								Deficit
								Accumulated
					Additional			During	Total
	Preferred Shares		Common Shares		Paid-In	Subscriptions	Subscriptions	Development	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Receivable	Payable	Stage	Deficit
March 7, 2008
Issuance of common stock for cash on organization of the Company	-	$ -	7,500,000	$ 7,500	$ -	$ -	$ -	$ -	$ 7,500

March 14, 2008
Issuance of common stock for professional fees	-	-	1,000,000	1,000	9,000	-	-	-	10,000

September 30, 2008
Issuance of common stock for cash, net offering costs	-	-	5,500,000	5,500	44,500	(500)	-	-	49,500

Net loss	-	-	-	-	-	-	-	(77,464)	(77,464)

Balance, December 31, 2008 (audited)	-	$ -	14,000,000	$14,000	$ 53,500	$ (500)	$ -	$ (77,464)	$ (10,464)

March 4, 2009
Donated capital	-	-	-	-	1,000	-	-	-	1,000

October 27, 2009
Issuance of common stock for cash	-	-	838,015	838	213,694	-	-	-	214,532

November 2, 2009
Cash received for sale of common stock	-	-	-	-	-	-	50,000	-	50,000

December 17, 2009
Cash received for sale of common stock	-	-	-	-	-	-	30,000	-	30,000

December 31, 2009
Expenses paid for by an officer of the Company	-	-	-	-	2,555	-	-	-	2,555

Net loss	-	-	-	-	-	-	-	(336,637)	(336,637)

Balance, December 31, 2009 (audited)	-	$ -	14,838,015	$14,838	$ 270,749	$ (500)	$ 80,000	$ (414,101)	$ (49,014)

See Accompanying Notes to Financial Statements.

ALCANTARA BRANDS CORPORATION
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS

		Inception	Inception
	For the	(March 7, 2008)	(March 7, 2008)
	year ended	to	to
	December 31,	December 31,	December 31,
	2009	2008	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(336,637)	$(77,464)	$(414,101)
Adjustments to reconcile net loss
to net cash used in operating activities:
Shares issued for services	-	10,000	10,000
Changes in operating assets and liabilities:
(Increase) in prepaid expenses	(3,500)	-	(3,500)
(Increase) in prepaid inventory - related party	(14,000)	-	(14,000)
(Increase) in security deposits	(1,550)	-	(1,550)
Increase in accounts payable	23,917	20,997	44,914
Increase in accounts payable - related party	343	-	13,274
Increase in deferred revenue	14,235	-	14,235

Net cash (used) in operating activities	(317,192)	(46,467)	(363,659)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable - related party	9,560	-	9,560
Proceeds from sale of common stock, net of offering costs	294,532	57,000	351,532
Donated capital	3,555	-	3,555

Net cash provided by financing activities	307,647	57,000	364,647

NET CHANGE IN CASH	(9,545)	10,533	988

CASH AT BEGINNING OF YEAR	10,533	-	-

CASH AT END OF YEAR	$988	$10,533	$988

SUPPLEMENTAL INFORMATION:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

Non-cash activities:
Shares issued for services	$-	$10,000	$10,000
Number of shares issued for services	-	1,000,000	1,000,000

See Accompanying Notes to Financial Statements.

ALCANTARA BRANDS CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

NOTE 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

The Company has not commenced significant operations and, in accordance Accounting Standards Codification (ASC) topic 915, the Company is considered a development stage company.

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

The Company’s business model is built on multiple revenue streams from a variety of industry participants interested in marketing their services to our consumer audience. It intends to generate revenues primarily from product imports from Peru.  During the year ended December 31, 2009, the Company started to explore the lumber and the mining industry in Peru.

Cash and cash equivalents
For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents. The carrying value of these investments approximates fair value.

Inventory
Inventories are stated at the lower of cost (first-in, first-out basis) or market (net realizable value).

Revenue Recognition
The Company's revenues are anticipated to be derived from multiple sources.  Primarily revenues will be earned upon shipment of products.

Advertising Costs
Advertising costs are anticipated to be expensed as incurred; however there were no advertising costs included in general and administrative expenses for the period of Inception (March 7, 2008) to December 31, 2008 and for the year ended December 31, 2009.

ALCANTARA BRANDS CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

Fair value of financial instruments
Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2009 and 2008. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash and accounts payable. Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

Stock-based compensation
The Company records stock based compensation in accordance with the guidance in ASC Topic 718 which requires the Company to recognize expenses related to the fair value of its employee stock option awards.  This eliminates accounting for share-based compensation transactions using the intrinsic value and requires instead that such transactions be accounted for using a fair-value-based method. The Company recognizes the cost of all share-based awards on a graded vesting basis over the vesting period of the award.

Earnings per share
The Company follows ASC Topic 260 to account for the earnings per share. Basic earning per common share (“EPS”) calculations are determined by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted earning per common share calculations are determined by dividing net income by the weighted average number of common shares and dilutive common share equivalents outstanding. During periods when common stock equivalents, if any, are anti-dilutive they are not considered in the computation.

Income taxes
The Company follows ASC Topic 740 for recording the provision for income taxes. Deferred tax assets and liabilities are computed based upon the difference between the financial statement and income tax basis of assets and liabilities using the enacted marginal tax rate applicable when the related asset or liability is expected to be realized or settled. Deferred income tax expenses or benefits are based on the changes in the asset or liability each period. If available evidence suggests that it is more likely than not that some portion or all of the deferred tax assets will not be realized, a valuation allowance is required to reduce the deferred tax assets to the amount that is more likely than not to be realized. Future changes in such valuation allowance are included in the provision for deferred income taxes in the period of change.

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

ALCANTARA BRANDS CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

The Company applies a more-likely-than-not recognition threshold for all tax uncertainties. ASC Topic 740 only allows the recognition of those tax benefits that have a greater than fifty percent likelihood of being sustained upon examination by the taxing authorities. As of December 31, 2009 and 2008, the Company reviewed its tax positions and determined there were no outstanding, or retroactive tax positions with less than a 50% likelihood of being sustained upon examination by the taxing authorities, therefore this standard has not had a material affect on the Company.

The Company does not anticipate any significant changes to its total unrecognized tax benefits within the next 12 months.

The Company classifies tax-related penalties and net interest as income tax expense. As of December 31, 2009 and 2008, no income tax expense has been incurred.

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

Recent pronouncements
Below is a listing of the most recent accounting standards and their effect on the Company.

In April 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-18 (ASU 2010-18), Receivables (Topic 310): Effect of a Loan Modification When the Loan is Part of a Pool That Is Accounted for as a Single Asset-a consensus of the FASB Emerging Task Force.  The amendments in this Update are effective for modifications of loans accounted for within pools under Subtopic 310-30 occurring in the first interim or annual period ending on or after July 15, 2010.  The amendments are to be applied prospectively. Early application is permitted.  The Company does not expect the provisions of ASU 2010-18 to have a material effect on the financial position, results of operations or cash flows of the Company.

In April 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-17 (ASU 2010-17), Revenue Recognition-Milestone Method (Topic 605): Milestone Method of Revenue Recognition.  The amendments in this Update are effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010. Early adoption is permitted.  If a vendor elects early adoption and the period of adoption is not the beginning of the entity’s fiscal year, the entity should apply the amendments retrospectively from the beginning of the year of adoption.  The Company does not expect the provisions of ASU 2010-17 to have a material effect on the financial position, results of operations or cash flows of the Company.

ALCANTARA BRANDS CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

In April 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-16 (ASU 2010-16), Entertainment-Casinos (Topic 924): Accruals for Casino Jackpot Liabilities-a consensus of the FASB Emerging Issues Task.  The amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2010.  The amendments should be applied by recording a cumulative-effect adjustment to opening retained earnings in the period of adoption.  The Company does not expect the provisions of ASU 2010-16 to have a material effect on the financial position, results of operations or cash flows of the Company.

In April 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-15 (ASU 2010-15), Financial Services-Insurance (Topic 944): How Investments held through Separate Accounts Affect an Insurer’s Consolidation Analysis of Those Investments-a consensus of the FASB Emerging Issues Task Force.  The amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2010.  Early adoption is permitted.  The amendments in this Update should be applied retrospectively to all prior periods upon the date of adoption.  The Company does not expect the provisions of ASU 2010-15 to have a material effect on the financial position, results of operations or cash flows of the Company.

In April 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-14 (ASU 2010-14), Accounting for Extractive Activities – Oil & Gas - Amendments to Paragraph 932-10-S99-1 (SEC Update).  The Amendments are designed to modernize and update the oil and gas disclosure requirements to align them with current practices and changes in technology. The Company does not expect the provisions of ASU 2010-14 to have a material effect on the financial position, results of operations or cash flows of the Company.

In April 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-13 (ASU 2010-13), Compensation-Stock Compensation (Topic 718): Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades - a consensus of the FASB Emerging Issues Task Force.  The amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010.  Earlier application is permitted.  The Company does not expect the provisions of ASU 2010-13 to have a material effect on the financial position, results of operations or cash flows of the Company.

In April 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-12 (ASU 2010-12), Income Taxes (Topic 740): Accounting for Certain Tax Effects of the 2010 Health Care Reform Acts.  After consultation with the FASB, the SEC stated that it “would not object to a registrant incorporating the effects of the Health Care and Education Reconciliation Act of 2010 when accounting for the Patient Protection and Affordable Care Act”. The Company does not expect the provisions of ASU 2010-12 to have a material effect on the financial position, results of operations or cash flows of the Company.

ALCANTARA BRANDS CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

In March 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-11 (ASU 2010-11), Derivatives and Hedging (Topic 815): Scope Exception Related to Embedded Credit Derivatives.  The amendments in this Update are effective for each reporting entity at the beginning of its first fiscal quarter beginning after June 15, 2010.  Early adoption is permitted at the beginning of each entity’s first fiscal quarter beginning after issuance of this Update.  The Company does not expect the provisions of ASU 2010-11 to have a material effect on the financial position, results of operations or cash flows of the Company.

In February 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-10 (ASU 2010-10), Consolidation (Topic 810): Amendments for Certain Investment Funds.  The amendments in this Update are effective as of the beginning of a reporting entity’s first annual period that begins after November 15, 2009 and for Interim periods within that first reporting period. Early application is not permitted.  The Company does not expect the provisions of ASU 2010-10 to have a material effect on the financial position, results of operations or cash flows of the Company.

In February 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-09 (ASU 2010-09), Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure Requirements.  This amendment addresses both the interaction of the requirements of this Topic with the SEC’s reporting requirements and the intended breadth of the reissuance disclosure provision related to subsequent events (paragraph 855-10-50-4).  All of the amendments in this Update are effective upon issuance of the final Update, except for the use of the issued date for conduit debt obligors. That amendment is effective for interim or annual periods ending after June 15, 2010.  The Company does not expect the provisions of ASU 2010-09 to have a material effect on the financial position, results of operations or cash flows of the Company.

In February 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-08 (ASU 2010-08), Technical Corrections to Various Topics.  This amendment eliminated inconsistencies and outdated provisions and provided the needed clarifications to various topics within Topic 815.  The amendments are effective for the first reporting period (including interim periods) beginning after issuance (February 2, 2010), except for certain amendments.  The amendments to the guidance on accounting for income taxes in reorganization (Subtopic 852-740) should be applied to reorganizations for which the date of the reorganization is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  For those reorganizations reflected in interim financial statements issued before the amendments in this Update are effective, retrospective application is required.  The clarifications of the guidance on the embedded derivates and hedging (Subtopic 815-15) are effective for fiscal years beginning after December 15, 2009, and should be applied to existing contracts (hybrid instruments) containing embedded derivative features at the date of adoption.  The Company does not expect the provisions of ASU 2010-08 to have a material effect on the financial position, results of operations or cash flows of the Company.

ALCANTARA BRANDS CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

In January 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-07 (ASU 2010-07), Not-for-Profit Entities (Topic 958): Not-for-Profit Entities: Mergers and Acquisitions.  This amendment to Topic 958 has occurred as a result of the issuance of FAS 164.  The Company does not expect the provisions of ASU 2010-07 to have a material effect on the financial position, results of operations or cash flows of the Company.

In January 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-06 (ASU 2010-06), Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements.  This amendment to Topic 820 has improved disclosures about fair value measurements on the basis of input received from the users of financial statements.  This is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements.  Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years.  Early adoption is permitted.  The Company does not expect the provisions of ASU 2010-06 to have a material effect on the financial position, results of operations or cash flows of the Company.

In January 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-05 (ASU 2010-05), Compensation – Stock Compensation (Topic 718).  This standard codifies EITF Topic D-110 Escrowed Share Arrangements and the Presumption of Compensation.

In January 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-04 (ASU 2010-04), Accounting for Various Topics—Technical Corrections to SEC Paragraphs.

In January 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-03 (ASU 2010-03), Extractive Activities—Oil and Gas (Topic 932): Oil and Gas Reserve Estimation and Disclosures.  This amendment to Topic 932 has improved the reserve estimation and disclosure requirements by (1) updating the reserve estimation requirements for changes in practice and technology that have occurred over the last several decades and (2) expanding the disclosure requirements for equity method investments.  This is effective for annual reporting periods ending on or after December 31, 2009.  However, an entity that becomes subject to the disclosures because of the change to the definition oil- and gas- producing activities may elect to provide those disclosures in annual periods beginning after December 31, 2009.  Early adoption is not permitted.  The Company does not expect the provisions of ASU 2010-03 to have a material effect on the financial position, results of operations or cash flows of the Company.

ALCANTARA BRANDS CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

In January 2010, the FASB issued Accounting Standards Update 2010-02, Consolidation (Topic 810): Accounting and Reporting for Decreases in Ownership of a Subsidiary.  This amendment to Topic 810 clarifies, but does not change, the scope of current US GAAP.  It clarifies the decrease in ownership provisions of Subtopic 810-10 and removes the potential conflict between guidance in that Subtopic and asset derecognition and gain or loss recognition guidance that may exist in other US GAAP.  An entity will be required to follow the amended guidance beginning in the period that it first adopts FAS 160 (now included in Subtopic 810-10).  For those entities that have already adopted FAS 160, the amendments are effective at the beginning of the first interim or annual reporting period ending on or after December 15, 2009. The amendments should be applied retrospectively to the first period that an entity adopted FAS 160.  The Company does not expect the provisions of ASU 2010-02 to have a material effect on the financial position, results of operations or cash flows of the Company.

In January 2010, the FASB issued Accounting Standards Update 2010-01, Equity (Topic 505): Accounting for Distributions to Shareholders with Components of Stock and Cash (A Consensus of the FASB Emerging Issues Task Force).  This amendment to Topic 505 clarifies the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate is considered a share issuance that is reflected in EPS prospectively and is not a stock dividend for purposes of applying Topics 505 and 260. This update is effective for interim and annual periods ending on or after December 15, 2009, and would be applied on a retrospective basis.  The Company does not expect the provisions of ASU 2010-01 to have a material effect on the financial position, results of operations or cash flows of the Company.

In December 2009, the FASB issued Accounting Standards Update 2009-17, Consolidations (Topic 810): Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities.  This Accounting Standards Update amends the FASB Accounting Standards Codification for Statement 167. (See FAS 167 effective date below)

In December 2009, the FASB issued Accounting Standards Update 2009-16, Transfers and Servicing (Topic 860): Accounting for Transfers of Financial Assets.  This Accounting Standards Update amends the FASB Accounting Standards Codification for Statement 166. (See FAS 166 effective date below)

In October 2009, the FASB issued Accounting Standards Update 2009-15, Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance or Other Financing.  This Accounting Standards Update amends the FASB Accounting Standard Codification for EITF 09-1.  (See EITF 09-1 effective date below)

ALCANTARA BRANDS CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

In October 2009, the FASB issued Accounting Standards Update 2009-14, Software (Topic 985): Certain Revenue Arrangements That Include Software Elements.  This update changed the accounting model for revenue arrangements that include both tangible products and software elements.  Effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010.  Early adoption is permitted.  The Company does not expect the provisions of ASU 2009-14 to have a material effect on the financial position, results of operations or cash flows of the Company.

In October 2009, the FASB issued Accounting Standards Update 2009-13, Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements.  This update addressed the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than a combined unit and will be separated in more circumstances under existing US GAAP.  This amendment has eliminated that residual method of allocation.  Effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010.  Early adoption is permitted. The Company does not expect the provisions of ASU 2009-13 to have a material effect on the financial position, results of operations or cash flows of the Company.

In September 2009, the FASB issued Accounting Standards Update 2009-12, Fair Value Measurements and Disclosures (Topic 820): Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent).  This update provides amendments to Topic 820 for the fair value measurement of investments in certain entities that calculate net asset value per share (or its equivalent).  It is effective for interim and annual periods ending after December 15, 2009.  Early application is permitted in financial statements for earlier interim and annual periods that have not been issued. The Company does not expect the provisions of ASU 2009-12 to have a material effect on the financial position, results of operations or cash flows of the Company.

In July 2009, the FASB ratified the consensus reached by EITF (Emerging Issues Task Force) issued EITF No. 09-1, (ASC Topic 470) “Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance” (“EITF 09-1”).  The provisions of EITF 09-1, clarifies the accounting treatment and disclosure of share-lending arrangements that are classified as equity in the financial statements of the share lender.  An example of a share-lending arrangement is an agreement between the Company (share lender) and an investment bank (share borrower) which allows the investment bank to use the loaned shares to enter into equity derivative contracts with investors.  EITF 09-1 is effective for fiscal years that begin on or after December 15, 2009 and requires retrospective application for all arrangements outstanding as of the beginning of fiscal years beginning on or after December 15, 2009.   Share-lending arrangements that have been terminated as a result of counterparty default prior to December 15, 2009, but for which the entity has not reached a final settlement as of December 15, 2009 are within the scope.  Effective for share-lending arrangements entered into on or after the beginning of the first reporting period that begins on or after June 15, 2009.  The Company does not expect the provisions of EITF 09-1 to have a material effect on the financial position, results of operations or cash flows of the Company.

ALCANTARA BRANDS CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

In June 2009, the FASB issued SFAS No. 167 (ASC Topic 810), “Amendments to FASB Interpretation No. 46(R) (“SFAS 167”).   SFAS 167 amends the consolidation guidance applicable to variable interest entities. The provisions of SFAS 167 significantly affect the overall consolidation analysis under FASB Interpretation No. 46(R).  SFAS 167 is effective as of the beginning of the first fiscal year that begins after November 15, 2009. SFAS 167 will be effective for the Company beginning in 2010. The Company does not expect the provisions of SFAS 167 to have a material effect on the financial position, results of operations or cash flows of the Company.

In June 2009, the FASB issued SFAS No. 166, (ASC Topic 860) “Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140” (“SFAS 166”). The provisions of SFAS 166, in part, amend the derecognition guidance in FASB Statement No. 140, eliminate the exemption from consolidation for qualifying special-purpose entities and require additional disclosures. SFAS 166 is effective for financial asset transfers occurring after the beginning of an entity’s first fiscal year that begins after November 15, 2009. The Company does not expect the provisions of SFAS 166 to have a material effect on the financial position, results of operations or cash flows of the Company.

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. As noted above, the Company is in the development stage and, accordingly, has not yet generated revenues from operations. Since its inception, the Company has been engaged substantially in financing activities and developing its business plan and incurring start up costs and expenses. As a result, the Company incurred accumulated net losses from Inception (March 7, 2008) through the period ended December 31, 2009 of ($414,101). In addition, the Company’s development activities since inception have been financially sustained through equity financing.

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

ALCANTARA BRANDS CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

NOTE 3 –NOTES PAYABLE – RELATED PARTY

Notes payable consists of the following at December 31, 2009 and 2008:

	December 31, 2009	December 31, 2008
Note payable to an entity owned and controlled by an officer and director of the Company, unsecured, 0% interest, due upon demand	$ 9,400	$ -

Note payable to an officer, director and shareholder, unsecured, 0% interest, due upon demand	160	-

	$ 9,560	$ -

Interest expense for the year ended December 31, 2009 and for the period of inception (March 7, 2008) through December 31, 2008 was $0 and $0, respectively.

NOTE 4 – INCOME TAXES

At December 31, 2009 and 2008, the Company had federal operating loss carryforwards of $404,101 and $67,464, respectively, which begins to expire in 2028.

The provision for income taxes consisted of the following components for the year ended December 31, 2009 and period Inception (March 7, 2008) to December 31, 2008:

	2009	2008
Current:
Federal	$ -	$ -
State	-	-
Deferred	-	-
	$ -	$ -

Components of net deferred tax assets, including a valuation allowance, are as follows at December 31, 2009 and 2008:

	2009	2008
Deferred tax assets:
Net operating loss carryforward	$ 141,435	$ 23,612
Total deferred tax assets	141,435	23,612
Less: Valuation allowance	(141,435)	(23,612)
Net deferred tax assets	$ -	$ -

ALCANTARA BRANDS CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

The valuation allowance for deferred tax assets as of December 31, 2009 and 2008 was $141,435 and $23,612, respectively, which will begin to expire 2028.  In assessing the recovery of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in the periods in which those temporary differences become deductible.  Management considers the scheduled reversals of future deferred tax assets, projected future taxable income, and tax planning strategies in making this assessment.  As a result, management determined it was more likely than not the deferred tax assets would not be realized as of December 31, 2009 and 2008 and maintained a full valuation allowance.

Reconciliation between the statutory rate and the effective tax rate is as follows at December 31, 2009 and 2008:

	2009	2008
Federal statutory rate	(35.0)%	(35.0)%
State taxes, net of federal benefit	(0.00)%	(0.00)%
Change in valuation allowance	35.0%	35.0%
Effective tax rate	0.0%	0.0%

NOTE 5 – STOCKHOLDERS’ EQUITY

The Company is authorized to issue 10,000,000 shares of it $0.001 par value preferred stock and 100,000,000 shares of its $0.001 par value common stock.

On May 11, 2009, the Company effected a 10-for-1 forward stock split of its $0.001 par value common stock.

All shares and per share amounts have been retroactively restated to reflect the split discussed above.

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

ALCANTARA BRANDS CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

On March 4, 2009, the Company received donated capital of $1,000.

On March 23, 2009, the Company received cash of $85,000 from an investor for the purchase of 332,030 shares of common stock.  On October 26, 2009, the shares were issued.

On April 8, 2009, the Company received cash of $100,000 from an investor for the purchase of 390,625 shares of common stock.  On October 26, 2009, the shares were issued.

On April 9, 2009, the Company received cash of $29,532 from an investor for the purchase of 115,360 shares of common stock.  On October 27, 2009, the shares were issued.

On November 2, 2009, the Company received cash of $50,000 from an investor for the purchase of 250,000 shares of common stock.  As of December 31, 2009, the shares are unissued and are recorded as subscriptions payable.  The shares were subsequently issued on May 5, 2010.

On December 17, 2009, the Company received cash of $30,000 from an investor for the purchase of 133,333 shares of common stock.  As of December 31, 2009, the shares are unissued and are recorded as subscriptions payable.  The shares were subsequently issued on May 5, 2010.

During the year ended December 31, 2009, an officer, director and shareholder of the Company paid for expenses totaling $2,555 on behalf of the Company.  The officer does not expect to be repaid for these expenses and have been recorded to additional paid in capital.

As of December 31, 2009, there have been no other issuances of common stock.

NOTE 6 – WARRANTS AND OPTIONS

As of December 31, 2009, there were no warrants or options outstanding to acquire any additional shares of common stock.

NOTE 7 – DEFERRED REVENUE

As of December 31, 2009, the Company had $14,235 in deferred revenue from unearned revenue related to the sale of lumber to an unrelated third party.

NOTE 8 – AGREEMENTS

Lease Agreement

On March 1, 2009, the Company executed a three month lease for an executive office located at 3753 Howard Hughes Parkway, Suite 200, Las Vegas, NV and is subject to automatic renewals.  The monthly rent for this office is currently $1,550.  As of December 31, 2009, the Company had $1,550 in refundable security deposits related to this lease.  The Company had rent expense of $5,242 and $1,229 for the years ended December 31, 2009 and 2008, respectively.

ALCANTARA BRANDS CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

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

On July 6, 2009, the Company entered into a reverse triangular merger by and among Alcantara Sub Co (“Sub Co”), a wholly owned subsidiary of the Company, and Chalaco Loreto S.A.C., a Peruvian corporation (“Loreto”), the constituent entities, whereby the Merger is intended to qualify as a tax-free reorganization under Section 368 of the Code as it relates to the non-cash exchange of stock referenced herein. Pursuant to the terms of the merger, Loreto will be merged with Sub Co wherein Sub Co shall cease to exist and Loreto will become a wholly owned subsidiary of the Registrant.  Subject to the terms and conditions set forth in the Merger Agreement, the Merger is anticipated to become effective on July 6, 2009.

The Merger Agreement contains normal conditions to closing including the audited financial statements of Loreto, prepared pursuant to Regulation S-X to be completed and presented to the Registrant for filing with an Amended Form 8-K, as required by Item 2.01 and Item 9.01 of Form 8-K.

Additionally, the Merger Agreement sets forth conditions that at the effective time, the holder of one or more share of common stock, par value $.001 per share of Loreto issued and outstanding immediately prior to the Effective Time, shall be entitled to receive in exchange for a number of shares of the Company’s Common Stock equal to the product of (x) (the number of shares of Loreto common stock (3,000,000)), times (y) (the Exchange Ratio, 3,000:1).

As of December 31, 2009, the Company has not completed the reverse triangular merger with Chalaco Loreto, S.A.C based on the conditions to close.

NOTE 9 – RELATED PARTY TRANSACTIONS

On March 7, 2008, the Company issued two officers of the Company a total of 5,000,000 shares of its $0.001 par value common stock at a price of $0.001 per share for a total amount raised of $5,000.

During the year ended December 31, 2009, an officer, director and shareholder of the Company paid for expenses totaling $2,555 on behalf of the Company.  The officer does not expect to be repaid for these expenses and have been recorded to additional paid in capital.

During the period of inception (March 7, 2008) to December 31, 2008, the Company had product development expenses totaling $30,475 which were to entities that are owned and controlled by an officer, director and shareholder of the Company.

ALCANTARA BRANDS CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

During the year ended December 31, 2009, the Company paid $14,000 to Chalaco Loreto S.A.C. for the purchase of lumber which was recorded as prepaid inventory.  Chalaco Loreto S.A.C. is an entity that is owned and controlled by an officer, director and shareholder of the Company.

As of December 31, 2009, the Company had accounts payable totaling $343 due to an entity that is owned and controlled by an officer, director and shareholder of the Company.

During the year ended December 31, 2009, the Company had product development expenses totaling $265,963 which were to entities that are owned and controlled by an officer, director and shareholder of the Company.

NOTE 10 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events through May 11, 2010, the date which the financial statements were available to be issued.

On January 25, 2010, the Company created a wholly-owned subsidiary, Woodmans Lumber and Millworks Peru.

On February 5, 2010 and March 9, 2010, the Company received cash totaling $20,000 from an investor for the purchase of 125,000 shares of common stock.   On May 5, 2010, the shares were issued.

On February 9, 2010, the Company executed a consulting agreement for an initial period of six months with automatically renewed six month terms.  The compensation for this agreement was 500,000 shares of common stock.  On February 18, 2010, the shares were issued.

On March 1, 2010, the Company agreed to sell 107.32 oz of gold to an unrelated third party in exchange for cash of $40,000.  As of April 28, 2010, the Company settled with the unrelated third party and agreed to return the $40,000 in cash no later than April 30, 2010.  As of May 11, 2010, the Company has refunded the $40,000.

On March 3, 2010, the Company executed a legal services retainer and issued 1,000,000 warrants with a cashless exercise.  The warrants expire on March 2, 2013 and have an exercise price of $0.31.

ALCANTARA BRANDS CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

On March 3, 2010, the Company executed a five year employment agreement with Carlos Alcantara for the position of CEO, President and Member of the board of directors and shall be automatically extended for two additional five year terms.  The base salary is $250,000 per year and will be adjusted annually at the discretion of the board of directors or a 3% increase, whichever is greater.  Upon execution of this agreement, Mr. Alcantara will receive a signing bonus of $50,000 and 1,000,000 shares of common stock.  Mr. Alcantara will be eligible for the employee incentive plan which will be based on gross sales and acquisitions.  The Company also granted 1,000,000 stock options with an exercise price of $0.31 per share and will expire on March 2, 2015.  The options will vest 500,000 options at the start of employment, and 100,000 options on each of the five anniversary dates of this agreement.  In April 2010, the Company and Mr. Alcantara terminated the agreement and both parties agreed to a full release and settlement.  Mr. Alcantara has waived his rights to all compensation related to this agreement and will not receive cash, common stock or stock options as part of this employment agreement.

On March 12, 2010, the Company received cash of $18,000 from an investor for the purchase of 90,000 shares of common stock.   On May 5, 2010, the shares were issued.

On March 12, 2010, the Company agreed to purchase 5.625 kilos of gold from an unrelated third party in exchange for cash of $40,000 and 866,667 shares of common stock valued at $260,000 based on the fair value of the common stock.  As of March 31, 2010, the Company has not completed this transaction and this agreement was terminated on April 28, 2010.

On March 22, 2010, the Company executed an investment banking agreement with an unrelated third party to assist the Company with obtaining equity financing.  The Company agreed to issue 50,000 shares of common stock upon execution of the agreement.  Additionally, the Company agreed to a fee payable in cash totaling 10% of the equity financing and warrants in the amount of 10% of the number of shares of common sold of the equity financing.  The agreement expires on September 22, 2010.  On April 26, 2010, the shares were issued.

During May 2010, the Company commenced the analysis of spinning off the food division into a separate stand alone public company in an effort to establish a more focused business organization, with an ability to draw in capital, and thus increase shareholder value.