Form 10-Q
period 2010-03-31
Alcantara Brands CORP
filed 2010-05-24
CIK 1429393

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 333-149804

ALCANTARA BRANDS CORPORATION

(Exact name of registrant as specified in its charter)

Nevada	26-2137574
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Gainey Center II
8501 North Scottsdale Road, Suite 165
Scottsdale, Arizona	85253-2740
(Address of principal executive offices)	(Zip Code)

(480) 275-7572
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
Yes  ☒     No  ☐

The number of shares of Common Stock, $0.001 par value, outstanding on May 14, 2010, was 15,986,348 shares.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

ALCANTARA BRANDS CORPORATION
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2010	2009
	(unaudited)	(audited)
ASSETS

Current assets:
Cash	$-	$988
Prepaid expenses	4,500	3,500
Prepaid inventory - related party	14,000	14,000
Prepaid stock compensation	130,000	-
Due from related party	40,000	-
Total current assets	188,500	18,488

Other assets:
Security deposits	1,550	1,550
Total other assets	1,550	1,550

Total assets	$190,050	$20,038

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
Bank liability	420	-
Accounts payable	64,764	44,914
Accounts payable - related party	343	343
Deferred revenue	54,235	14,235
Notes payable - related party	11,060	9,560
Accrued interest payable - related party	17	-
Total current liabilities	130,839	69,052

Total liabilities	130,839	69,052

Stockholders' equity (deficit):
Preferred stock, $0.001 par value, 10,000,000 shares
authorized, no shares issued and outstanding
as of March 31, 2010 and December 31, 2009	-	-
Common stock, $0.001 par value, 100,000,000 shares
authorized, 15,338,015 and 14,838,015 shares issued and outstanding
as of March 31, 2010 and December 31, 2009, respectively	15,338	14,838
Additional paid-in capital	776,980	270,749
Subscriptions receivable	(500)	(500)
Subscriptions payable	123,000	80,000
Deficit accumulated during development stage	(855,607)	(414,101)
Total stockholders' equity (deficit)	59,211	(49,014)

Total liabilities and stockholders' equity (deficit)	$190,050	$20,038

See Accompanying Notes to Financial Statements.

ALCANTARA BRANDS CORPORATION
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENT OF OPERATIONS
(unaudited)

			(Inception)
			March 7, 2008
	For the three months ended		to
	March 31,		March 31,
	2010	2009	2010

Revenue	$-	$-	$-

Operating expenses:
General and administrative	8,573	670	27,753
Product development - related party	39,576	91,484	336,014
Professional fees	393,340	12,800	491,823

Total operating expenses	441,489	104,954	855,590

Other expenses:
Interest expense	(17)	-	(17)

Total other expenses	(17)	-	(17)

Net loss	$(441,506)	$(104,954)	$(855,607)

Weighted average number of common shares	15,071,348	14,000,000
outstanding - basic

Net loss per common share - basic	$(0.03)	$(0.01)

See Accompanying Notes to Financial Statements.

ALCANTARA BRANDS CORPORATION
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENT OF CASH FLOWS
(unaudited)

			(Inception)
			March 7, 2008
	For the three months ended		to
	March 31,		March 31,
	2010	2009	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(441,506)	$(104,954)	$(855,607)
Adjustments to reconcile net loss
to net cash used in operating activities:
Shares issued for services	-	-	10,000
Warrants issued for services	308,176	-	308,176
Amortization of prepaid stock compensation	65,000	-	65,000
Changes in operating assets and liabilities:
(Increase) in prepaid expenses	(1,000)	-	(4,500)
(Increase) in prepaid inventory - related party	-	-	(14,000)
(Increase) in security deposits	-	-	(1,550)
Increase in accounts payable	19,850	9,299	64,764
Increase in accounts payable - related party	-	-	343
Increase in deferred revenue	40,000	-	54,235
Increase in accrued interest payable - related party	17	-	17

Net cash used in operating activities	(9,463)	(95,655)	(373,122)

CASH FLOWS FROM INVESTING ACTIVITIES
Payments for due from related party	(40,000)	-	(40,000)

Net cash used in financing activities	(40,000)	-	(40,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Bank overdraft	420	-	420
Proceeds from notes payable - related party	1,500	-	11,060
Proceeds from sale of common stock, net of offering costs	43,000	85,000	394,532
Donated capital	3,555	1,000	7,110

Net cash provided by financing activities	48,475	86,000	413,122

NET CHANGE IN CASH	(988)	(9,655)	-

CASH AT BEGINNING OF YEAR	988	10,533	-

CASH AT END OF YEAR	$-	$878	$-

SUPPLEMENTAL INFORMATION:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

See Accompanying Notes to Financial Statements.

ALCANTARA BRANDS CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation
The interim financial statements included herein, presented in accordance with United States generally accepted accounting principles and stated in US dollars, have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.

These statements reflect all adjustments, consisting of normal recurring adjustments, which in the opinion of management, are necessary for fair presentation of the information contained therein. It is suggested that these interim financial statements be read in conjunction with the financial statements of the Company for the year ended December 31, 2009 and notes thereto included in the Company’s 10-K filed on May 12, 2010. The Company follows the same accounting policies in the preparation of interim reports.

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

ALCANTARA BRANDS CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Principles of consolidation
The consolidated financial statements include the accounts of Alcantara Brands, Inc. (Nevada Corporation), and its wholly-owned subsidiary Woodmans Lumber and Millworks Peru (Nevada Corporation).  All significant inter-company balances and transactions have been eliminated.  Alcantara Brands, Inc. (Nevada Corporation) and Woodmans Lumber and Millworks Peru (Nevada Corporation) will be collectively referred herein to as the “Company”.

Recent pronouncements

In May 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-19 (ASU 2010-19), Foreign Currency (Topic 830): Foreign Currency Issues: Multiple Foreign Currency Exchange Rates.  The amendments in this Update are effective as of the announcement date of March 18, 2010. The Company does not expect the provisions of ASU 2010-19 to have a material effect on the financial position, results of operations or cash flows of the Company.

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

ALCANTARA BRANDS CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent pronouncements (continued)

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

ALCANTARA BRANDS CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent pronouncements (continued)

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

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. As noted above, the Company is in the development stage and, accordingly, has not yet generated revenues from operations. Since its inception, the Company has been engaged substantially in financing activities and developing its business plan and incurring start up costs and expenses. As a result, the Company incurred accumulated net losses from Inception (March 7, 2008) through the period ended March 31, 2010 of ($855,607). In addition, the Company’s development activities since inception have been financially sustained through debt and equity financing.

ALCANTARA BRANDS CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

NOTE 2 – GOING CONCERN (CONTINUED)

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

NOTE 3 – DUE FROM RELATED PARTY

On March 12, 2010, the Company agreed to purchase 5.625 kilos of gold for an unrelated third party in exchange for cash of $40,000 and 866,667 shares of common stock valued at $260,000 based on the fair value of the common stock.  As of March 31, 2010, the Company has not completed this transaction and this agreement was terminated on April 28, 2010.

In March 2010, The Company advanced $40,000 to First Mining Company S.A.C. (“FMC”) in anticipation of the purchase of 5.625 kilos of gold.  Since the transaction was not completed during the three months ended March 31, 2010, the $40,000 was recorded as due from related party.

NOTE 4 – DEFERRED REVENUE

As of December 31, 2009, the Company had $14,235 in deferred revenue from unearned revenue related to the sale of lumber to an unrelated third party.

On March 1, 2010, the Company agreed to sell 107.32 oz of gold to an unrelated third party in exchange for cash of $40,000.  Since the transaction was not completed during the three months ended March 31, 2010, the $40,000 was recorded as deferred revenue.

As of April 28, 2010, the Company settled with the unrelated third party and agreed to return the $40,000 in cash no later than April 30, 2010.  The officer of the Company refunded the cash to the unrelated third party in May 2010.

ALCANTARA BRANDS CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

NOTE 5 –NOTES PAYABLE – RELATED PARTY

Notes payable consists of the following at:

	March 31, 2010	December 31, 2009
Note payable to an entity owned and controlled by an officer and director of the Company, unsecured, 0% interest, due upon demand	$ 9,400	$ 9,400

Note payable to an officer, director and shareholder, unsecured, 0% interest, due upon demand	160	160

Note payable to an entity owned and controlled by an officer and director of the Company, unsecured, 10% interest, due July 2010	100	-

Note payable to an entity owned and controlled by an officer and director of the Company, unsecured, 10% interest, due August 2010	1,400	-

	$ 11,060	$ 9,560

Interest expense for the three months ended March 31, 2010 and 2009 was $17 and $0, respectively.

NOTE 6 – STOCKHOLDERS’ EQUITY

The Company is authorized to issue 10,000,000 shares of it $0.001 par value preferred stock and 100,000,000 shares of its $0.001 par value common stock.

On May 11, 2009, the Company effected a 10-for-1 forward stock split of its $0.001 par value common stock.

All shares and per share amounts have been retroactively restated to reflect the split discussed above.

Common Stock

On February 5, 2010 and March 9, 2010, the Company received cash totaling $25,000 from an investor for the purchase of 125,000 shares of common stock.  As of May 5, 2010, the shares have been issued.

On February 9, 2010, the Company executed a consulting agreement for an initial period of six months with automatically renewed six month terms.  The compensation for this agreement was 500,000 shares of common stock.  The shares are valued at $195,000 which is the fair value of the common stock as of the date of the agreement.  The Company has recorded the shares issued as prepaid stock compensation of $195,000.  During the three months ended March 31, 2010, the Company recorded $65,000 to consulting expense resulting in prepaid stock compensation balance of $130,000 at March 31, 2010.  On February 18, 2010, the shares were issued.

ALCANTARA BRANDS CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

NOTE 6 – STOCKHOLDERS’ EQUITY (CONTINUED)

On March 12, 2010, the Company received cash of $18,000 from an investor for the purchase of 90,000 shares of common stock.  As of May 5, 2010, the shares are unissued and are recorded as subscriptions payable.

During the three months ended March 31, 2010, an officer, director and shareholder of the Company paid for expenses totaling $3,555 on behalf of the Company.  The officer does not expect to be repaid for these expenses and have been recorded to additional paid in capital.

During the three months ended March 31, 2010, there have been no other issuances of common stock.

NOTE 7 – WARRANTS

On March 3, 2010, the Company executed a legal services retainer and issued 1,000,000 warrants with a cashless exercise.  The warrants expire on March 2, 2013 and have an exercise price of $0.31.  The Company recorded the fair value of these warrants of $308,176 using the Black Scholes model.  The Company used the following assumptions: stock price of $0.31, an exercise price of $0.31, expected term of 18 months (using the simplified method), volatility of 449%, and discount rate of 1.34%.

The following is a summary of the status of all of the Company’s stock warrants as of March 31, 2010 and changes during the three months ended on that date:

	Number Of Warrants	Weighted-Average Exercise Price
Outstanding at January 1, 2010	-	$ 0.00
Granted	1,000,000	$ 0.31
Exercised	-	$ 0.00
Cancelled	-	$ 0.00
Outstanding at March 31, 2010	1,000,000	$ 0.31
Warrants exercisable at March 31, 2010	1,000,000	$ 0.31

ALCANTARA BRANDS CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

NOTE 7 – WARRANTS (CONTINUED)

The following tables summarize information about stock warrants outstanding and exercisable at March 31, 2010:

	STOCK WARRANTS OUTSTANDING AND EXERCISABLE
Exercise Price	Number of Warrants Outstanding	Weighted-Average Remaining Contractual Life in Years	Weighted- Average Exercise Price
$ 0.31	1,000,000	2.92	$ 0.31
	1,000,000	2.92	$ 0.31

NOTE 8 – AGREEMENTS

Lease Agreement

On March 1, 2009, the Company executed a three month lease for an executive office located at 3753 Howard Hughes Parkway, Suite 200, Las Vegas, NV and is subject to automatic renewals.  The monthly rent for this office is currently $1,550.  As of March 31, 2010 and December 31, 2009, the Company had $1,550 in refundable security deposits related to this lease.

Employment Agreement

On March 3, 2010, the Company executed a five year employment agreement with Carlos Alcantara for the position of CEO, President and Member of the board of directors and shall be automatically extended for two additional five year terms.  The base salary is $250,000 per year and will be adjusted annually at the discretion of the board of directors or a 3% increase, whichever is greater.  Upon execution of this agreement, Mr. Alcantara will receive a signing bonus of $50,000 and 1,000,000 shares of common stock.  Mr. Alcantara will be eligible for employee incentive plan which will be based on gross sales and acquisitions.  The Company also granted 1,000,000 stock options with an exercise price of $0.31 per share and will expire on March 2, 1015.  The options will vest 500,000 options at the start of employment, and 100,000 options on each of the five anniversary dates of this agreement.  In April 2010, the Company and Mr. Alcantara terminated the agreement and both parties agreed to a full release and settlement.  Mr. Alcantara has waived his rights to all compensation related to this agreement and will not receive cash, common stock or stock options as part of this employment agreement.

ALCANTARA BRANDS CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

NOTE 8 – AGREEMENTS (CONTINUED)

Investment Banking Agreement

On March 22, 2010, the Company executed an investment banking agreement with an unrelated third party to assist the Company with obtaining equity financing.  The Company agreed to issue 50,000 shares of common stock upon execution of the agreement.  The shares are valued at $15,000 which is the fair value of the common stock as of the date of the agreement.  Additionally, the Company agreed to a fee payable in cash totaling 10% of the equity financing and warrants in the amount of 10% of the number of shares of common sold of the equity financing.  The term of the agreement is for a period of six months and expires on September 22, 2010.  As of March 31, 2010 the shares have not been issued.  However, the shares were issued on April 26, 2010.

NOTE 9 – RELATED PARTY TRANSACTIONS

As of March 31, 2010, the Company had accounts payable totaling $343 due to an entity that is owned and controlled by an officer, director and shareholder of the Company.

During the three months ended March 31, 2010 and 2009, the Company had product development expenses totaling $39,576 and $91,484, respectively which were to entities that are owned and controlled by an officer, director and shareholder of the Company.

NOTE 10 – SUBSEQUENT EVENTS

On April 15, 2010, the Company received $700 from an entity owned and controlled by an officer, director and shareholder of the Company.  The promissory note is due with a balloon payment of principal and interest on July 28, 2010 and bears interest at 10% per annum.

On April 26, 2010, the Company issued 50,000 shares as part of the investment banking agreement in Note 8.

During May 2010, the Company commenced the analysis of spinning off the food division into a separate stand alone public company in an effort to establish a more focused business organization, with an ability to draw in capital, and thus increase shareholder value.

On May 5, 2010, the Company issued a total of 383,333 shares for cash received during the year ended December 31, 2009.

On May 5, 2010, the Company issued a total of 215,000 shares for cash received in February 2010 and March 31, 2010.

ALCANTARA BRANDS CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

On May 12, 2010, Mr. Carlos Alcantara gave the Company notice of his resignation from his position as a member of the Board of Directors, President and as Chief Executive Officer of the Company, and Ms. Shanda Alcantara gave the Company notice of her resignation from her position as a member of the Board of Directors, Secretary and as Treasurer of the Company, which resignations were accepted by the Company on May 12, 2010.

Prior to the resignations of Mr. Carlos Alcantara and Ms. Shanda Alcantara, the Board of Directors appointed Mr. Robertson James Orr to serve as the Registrant’s President, Secretary, Treasurer and sole Director of the Company.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Since our inception on March 7, 2008 through March 31, 2010, we have not generated any revenues and have incurred a net loss of $855,607. We believe that our ability to commence purchasing and importing products from Peru will generate revenues sufficient to support the limited costs associated with our initial ongoing operations for the next twelve months.  There can be no assurance that the actual expenses incurred will not materially exceed our estimates or that cash flows from product imports will be adequate to maintain our business.  As a result, our independent auditors have expressed substantial doubt about our ability to continue as a going concern in the independent auditors’ report to the financial statements.

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

On May 12, 2010, Mr. Carlos Alcantara gave the Company notice of his resignation from his position as a member of the Board of Directors, President and as Chief Executive Officer of the Company, and Ms. Shanda Alcantara gave the Company notice of her resignation from her position as a member of the Board of Directors, Secretary and as Treasurer of the Company, which resignations were accepted by the Company on May 12, 2010.

Prior to the resignations of Mr. Carlos Alcantara and Ms. Shanda Alcantara, the Board of Directors appointed Mr. Robertson James Orr to serve as the Registrant’s President, Secretary, Treasurer and sole Director of the Company.

As the result in change of management and change of direction in the company, the Company has changed its principal address to the following: Gainey Center II, 8501 N. Scottsdale Rd., Suite 165, Scottsdale, AZ 85253-2740, effective as of May 12, 2010.

On May 12, 2010, concurrent with the resignation of Mr. and Mrs. Alcantara, the Board reviewed the viability of spinning off its wholly owned subsidiary, American Foods International, Inc., which was formed in March of 2010, has generated no revenues as of the date of this filing. As a result of the replacement of the board of directors on May 12, 2010, management has made a decision to pursue the spin off. Although the spin-off will require the Boards approval, it is anticipated that the spin-off will occur with the issuance and subsequent registration of shares to ACBRs shareholders, with a record date yet to be established.

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

In May 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-19 (ASU 2010-19), Foreign Currency (Topic 830): Foreign Currency Issues: Multiple Foreign Currency Exchange Rates.  The amendments in this Update are effective as of the announcement date of March 18, 2010. The Company does not expect the provisions of ASU 2010-19 to have a material effect on the financial position, results of operations or cash flows of the Company.

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

Item 4T. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the specified time periods.  As of the end of the period covered by this report, Robertson J. Orr, our President and Principal Accounting Officer evaluated the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based on the evaluation, which disclosed no significant deficiencies or material weaknesses, Mr. Orr, our President and Principal Accounting Officer concluded that our disclosure controls and procedures are effective in timely alerting him to material information required to be included in our periodic SEC filings and in ensuring that information required to be disclosed by us in the reports that we file or submit under the Act is accumulated and communicated to our management, including our principal executive officer and principal accounting officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

We were incorporated in March of 2008 as a Nevada corporation. As a result of our start-up operations we have; (i) generated no revenues, (ii) accumulated deficits of $855,607 as of March 31, 2010, and (iii) we have incurred losses of $855,607 from our inception through the period ended March 31, 2010. We have been focused on organizational and start-up activities and business plan development. There is nothing at this time on which to base an assumption that our business operations will prove to be successful or that we will ever be able to operate profitably. Our future operating results will depend on many factors, including our ability to raise adequate working capital, demand for our products, the level of our competition and our ability to attract and maintain key management and employees.

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

Mr. Orr has no experience in running a public company. The lack of experience in operating a public company could impact our return on investment, if any.

As a result of our reliance on Mr. Orr, and his lack of experience in operating a public company, our investors are at risk in losing their entire investment. Mr. Orr intends to hire personnel in the future, when sufficiently capitalized, who may have the experience required to manage our company; however, such management is not anticipated until the occurrence of future financing. Until such future financing occurs, and until such management is in place, we are reliant upon Mr. Orr to make the appropriate management decisions.

Mr. Orr may become involved with other businesses and there can be no assurance that he will continue to provide services to us. Mr. Orr’s limited time devotion to the Company could have the effect on our operations of preventing us from being a successful business operation, which ultimately could cause a loss of stockholder investment.

As compared to many other public companies, we do not have the depth of managerial or technical personnel. Mr. Orr is currently involved in other businesses, which have not, and are not expected in the future to interfere with Mr. Orr’s ability to work on behalf of our Company. Mr. Orr may in the future be involved with other businesses and there can be no assurance that he will continue to provide services to us. Mr. Orr will devote only a portion of his time to our activities.

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

We have one individual performing the functions of all officers and directors. Mr. Orr, our sole officer and director, is responsible for monitoring and ensuring compliance with our procedures. As a result, our internal controls may be inadequate or ineffective, which could cause our financial reporting to be unreliable and lead to misinformation being disseminated to the public. Investors relying upon this misinformation may make an uninformed investment decision.

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

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities from the time of our inception on March 7, 2008 through the period ended March 31, 2010.

Item 3. Defaults Upon Senior Securities.

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

By:/S/ Robertson J. Orr
      Robertson J. Orr, President
      (On behalf of the registrant and as
       principal financial officer)

Date: May 21, 2010