Form 10-Q/A
period 2010-03-31
Alcantara Brands CORP
filed 2010-07-28
CIK 1429393

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-Q/A

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

*EXPLANTORY NOTE – Following the initial filing of this Form 10-Q, the Registrant discovered an inadvertent error on the 10-Q cover page. The Registrant is amending this Form 10-Q to indicate that the Registrant is not a shell company on the cover page consistent to the disclosure on the Form 10-K for the year ended December 31, 2009. No disclosure was changed as a result of the error and there were no other changes to the Form 10-Q for the quarter ended March 31, 2010.

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

On May 12, 2010, concurrent with the resignation of Mr. and Mrs. Alcantara, the Board reviewed the viability of spinning off its wholly owned subsidiary, American Foods International, Inc., which was formed in March of 2010, has generated no revenues as of the date of this filing. As a result of the replacement of the board of directors on May 12, 2010, management has made a decision to purse the spin off. Although the spin-off will require the Boards approval, it is anticipated that the spin-off will occur with the issuance and subsequent registration of shares to ACBRs shareholders, with a record date yet to be established.

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

Date: July 23, 2010