Form 10-Q
period 2010-06-30
Alcantara Brands CORP
filed 2010-08-23
CIK 1429393

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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
Yes  ☐     No  ☒

The number of shares of Common Stock, $0.001 par value, outstanding on August 8, 2010, was 18,736,348 shares.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.
ALCANTARA BRANDS CORPORATION
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2010	2009
	(unaudited)	(audited)
ASSETS

Current assets:
Cash	$874	$988
Prepaid expenses	-	3,500
Prepaid inventory - related party	7,000	-
Prepaid stock compensation	257,500	-
Other receivables	14,000	14,000
Total current assets	279,374	18,488

Other assets:
Security deposits	1,550	1,550
Total other assets	1,550	1,550

Total assets	$280,924	$20,038

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable	94,439	44,914
Accounts payable - related party	343	343
Deferred revenue	14,235	14,235
Notes payable - related party	11,760	9,560
Accrued interest payable - related party	128	-
Total current liabilities	120,905	69,052

Long term liabilities:
Notes payable - related party	12,000	-
Total long term liabilities	12,000	-

Total liabilities	132,905	69,052

Stockholders' deficit:
Preferred stock, $0.001 par value, 10,000,000 shares
authorized, no shares issued and outstanding
as of June 30, 2010 and December 31, 2009	-	-
Common stock, $0.001 par value, 100,000,000 shares
authorized, 18,736,348 and 14,838,015 shares issued and outstanding
as of June 30, 2010 and December 31, 2009, respectively	18,736	14,838
Additional paid-in capital	1,166,582	270,749
Subscriptions (receivable)	-	(500)
Subscriptions payable	-	80,000
(Deficit) accumulated during development stage	(1,037,299)	(414,101)
Total stockholders' deficit	148,019	(49,014)

Total liabilities and stockholders' deficit	$280,924	$20,038
See Accompanying Notes to Financial Statements.

ALCANTARA BRANDS CORPORATION
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENT OF OPERATIONS
(unaudited)

					Inception
					(March 7, 2008
	For the three months ended		For the six months ended		to
	June 30,		June 30,		June 30,
	2010	2009	2010	2009	2010

Revenue	$-	$-	$-	$-	$-

Operating expenses:
General and administrative	249	4,728	8,822	5,398	28,002
Product development - related party	-	113,201	39,576	204,685	336,014
Professional fees	181,332	22,289	574,672	35,089	673,155

Total operating expenses	181,581	140,218	623,070	245,172	1,037,171

Other expenses:
Interest expense - related party	(111)	-	(128)	-	(128)

Total other expenses	(111)	-	(128)	-	(128)

Net loss	$(181,692)	$(140,218)	$(623,198)	$(245,172)	$(1,037,299)

Weighted average number of common shares	15,930,377	14,000,000	15,503,236	14,000,000
outstanding - basic

Net loss per common share - basic	$(0.01)	$(0.01)	$(0.04)	$(0.02)

See Accompanying Notes to Financial Statements.

ALCANTARA BRANDS CORPORATION
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENT OF CASH FLOWS
(unaudited)
			Inception
			(March 7, 2008)
	For the six months ended		to
	June 30,		June 30,
	2010	2009	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(623,198)	$(245,172)	$(1,037,299)
Adjustments to reconcile net loss
to net cash used in operating activities:
Shares issued for services	-	-	10,000
Warrants issued for services	308,176	-	308,176
Amortization of prepaid stock compensation	207,500	-	207,500
Changes in operating assets and liabilities:
(Increase) decrease in prepaid expenses	3,500	-	-
(Increase) decrease in prepaid inventory - related party	7,000	-	(7,000)
(Increase) in other receivables	(14,000)	-	(14,000)
(Increase) in security deposits	-	-	(1,550)
Increase (decrease) in accounts payable	49,525	(5,566)	94,439
Increase in accounts payable - related party	-	15,512	343
Increase in deferred revenue	-	-	14,235
Increase in accrued interest payable - related party	128	-	128

Net cash used in operating activities	(61,369)	(235,226)	(425,028)

CASH FLOWS FROM INVESTING ACTIVITIES
Payments for due from related party	(40,000)	-	(40,000)
Repayments from due from related party	40,000	-	40,000

Net cash used in financing activities	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable - related party	14,200	9,400	23,760
Proceeds from sale of common stock, net of offering costs	43,500	214,532	395,032
Donated capital	3,555	1,000	7,110

Net cash provided by financing activities	61,255	224,932	425,902

NET CHANGE IN CASH	(114)	(10,294)	874

CASH AT BEGINNING OF PERIOD	988	10,533	-

CASH AT END OF PERIOD	$874	$239	$874

SUPPLEMENTAL INFORMATION:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

Non-cash activities:
Shares issued for services	$465,000	$-	$475,000
Warrants issued for services	$308,176	$-	$308,176
Amortization of prepaid stock compensation	$207,500	$-	$207,500
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

ASC 505, "Compensation-Stock Compensation", establishes standards for the accounting for transactions in which an entity exchanges its equity instruments to non employees for goods or services. Under this transition method, stock compensation expense includes compensation expense for all stock-based compensation awards granted on or after January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of ASC 505.

ALCANTARA BRANDS CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Earnings per share
The Company follows ASC Topic 260 to account for the earnings per share. Basic earnings per common share (“EPS”) calculations are determined by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per common share calculations are determined by dividing net income by the weighted average number of common shares and dilutive common share equivalents outstanding. During periods when common stock equivalents, if any, are anti-dilutive they are not considered in the computation.

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

Recent pronouncements

In July 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-20 (ASU 2010-20), Receivables (Topic 310): Foreign Currency Issues: Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.  For public entities, the disclosures as of the end of a reporting period are effective for interim and annual reporting periods ending on or after December 15, 2010.  The disclosures about activity that occurs during a reporting period are effecting for interim and annual reporting periods beginning on or after December 15, 2010.  The Company does not expect the provisions of ASU 2010-20 to have a material effect on the financial position, results of operations or cash flows of the Company.

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

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. As noted above, the Company is in the development stage and, accordingly, has not yet generated revenues from operations. Since its inception, the Company has been engaged substantially in financing activities and developing its business plan and incurring start up costs and expenses. As a result, the Company incurred accumulated net losses from Inception (March 7, 2008) through the period ended June 30, 2010 of ($1,037,299). In addition, the Company’s development activities since inception have been financially sustained through debt and equity financing.

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

NOTE 3 – DUE FROM RELATED PARTY

On March 12, 2010, the Company agreed to purchase 5.625 kilos of gold for an unrelated third party in exchange for cash of $40,000 and 866,667 shares of common stock valued at $260,000 based on the fair value of the common stock.  As of April 28, 2010, the Company has not completed this transaction and this agreement was terminated.  During May 2010, the Company returned $40,000 to the unrelated third party.

ALCANTARA BRANDS CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

NOTE 3 – DUE FROM RELATED PARTY (CONTINUED)

In March 2010, the Company advanced $40,000 to First Mining Company S.A.C. (“FMC”) in anticipation of the purchase of 5.625 kilos of gold.  Since the transaction was not completed during the three months ended March 31, 2010, the $40,000 was recorded as due from related party.  During May 2010, the Company received a repayment of $40,000 from FMC.  As of June 30, 2010, the balance is $0.

NOTE 4 –NOTES PAYABLE – RELATED PARTY

Notes payable consists of the following at:

	June 30, 2010	December 31, 2009
Note payable to an entity owned and controlled by an officer and director of the Company, unsecured, 0% interest, due upon demand	$ 9,400	$ 9,400

Note payable to an officer, director and shareholder, unsecured, 0% interest, due upon demand	160	160

Note payable to an entity owned and controlled by an officer and director of the Company, unsecured, 10% interest, due July 2010	800	-

Note payable to an entity owned and controlled by an officer and director of the Company, unsecured, 10% interest, due August 2010	1,400	-

Notes Payable – Current	$ 11,760	$ 9,560

	June 30, 2010	December 31, 2009
Line of credit for up to $150,000, from a shareholder, unsecured, 5% interest, due December 2011	$ 12,000	-

Notes Payable – Long-Term	$ 12,000	$ -

Interest expense for the six months ended June 30, 2010 and 2009 was $128 and $0, respectively.

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

On February 9, 2010, the Company executed a consulting agreement for an initial period of six months with automatically renewed six month terms.  The compensation for this agreement was 500,000 shares of common stock.  The shares are valued at $195,000 which is the fair value of the common stock as of the date of the agreement.  The Company has recorded the shares issued as prepaid stock compensation of $195,000 which will be expensed over a six month period. During the six months ended June 30, 2010, the Company recorded $162,500 to consulting expense resulting in a remaining prepaid stock compensation balance of $32,500 at June 30, 2010

On March 12, 2010, the Company received cash of $18,000 from an investor for the purchase of 90,000 shares of common stock.  On May 5, 2010, the shares were issued.

During the three months ended March 31, 2010, an officer, director and shareholder of the Company paid for expenses totaling $3,555 on behalf of the Company.  The officer does not expect to be repaid for these expenses and have been recorded to additional paid in capital.

On April 26, 2010, the Company issued 50,000 shares of common stock for consulting services totaling $15,000 to be performed over a period of six months.  The shares were valued according to the fair value of the common stock.

During the three months ended June 30, 2010, the Company issued a total of 598,333 shares of common stock for cash received during the year ended December 31, 2009 and the three months ended March 31, 2010.  The Company recorded the transaction as a reduction of subscriptions payable of $123,000.

During the three months ended June 30, 2010, the Company received $500 from an investor and reduced the balance of subscriptions receivable.

On June 3, 2010, the Company agreed to issue 750,000 shares of common stock for consulting services totaling $75,000 to be performed over a period of six months.  The shares were valued according to the fair value of the common stock.  On June 25, 2010, the shares were issued.

ALCANTARA BRANDS CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

NOTE 5 – STOCKHOLDERS’ EQUITY (CONTINUED)

On June 9, 2010, the Company agreed to issue 1,000,000 shares of common stock for consulting services totaling $100,000 to be performed over a period of six months.  The shares were valued according to the fair value of the common stock.  On June 25, 2010, the shares were issued.

On June 9, 2010, the Company agreed to issue 1,000,000 shares of common stock for consulting services totaling $80,000 to be performed over a period of six months.  The shares were valued according to the fair value of the common stock.  On June 25, 2010, the shares were issued.

As of June 30, 2010, there have been no other issuances of common stock.

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

The following is a summary of the status of all of the Company’s stock warrants as of June 30, 2010 and changes during the three months ended on that date:

	Number Of Warrants	Weighted-Average Exercise Price
Outstanding at January 1, 2010	-	$ 0.00
Granted	1,000,000	$ 0.31
Exercised	-	$ 0.00
Cancelled	-	$ 0.00
Outstanding at June 30, 2010	1,000,000	$ 0.31
Warrants exercisable at June 30, 2010	1,000,000	$ 0.31

The following tables summarize information about stock warrants outstanding and exercisable at June 30, 2010:

	STOCK WARRANTS OUTSTANDING AND EXERCISABLE
Exercise Price	Number of Warrants Outstanding	Weighted-Average Remaining Contractual Life in Years	Weighted- Average Exercise Price
$ 0.31	1,000,000	2.67	$ 0.31
	1,000,000	2.67	$ 0.31

ALCANTARA BRANDS CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

NOTE 7 – AGREEMENTS

Lease Agreement

On March 1, 2009, the Company executed a three month lease for an executive office located at 3753 Howard Hughes Parkway, Suite 200, Las Vegas, NV and is subject to automatic renewals.  The monthly rent for this office is currently $1,550.  As of June 30, 2010, the Company had $1,550 in refundable security deposits related to this lease.

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

Investment Banking Agreement

On March 22, 2010, the Company executed an investment banking agreement with an unrelated third party to assist the Company with obtaining equity financing.  The Company agreed to issue 50,000 shares of common stock upon execution of the agreement.  Additionally, the Company agreed to a fee payable in cash totaling 10% of the equity financing and warrants in the amount of 10% of the number of shares of common sold of the equity financing.  The agreement expires on September 22, 2010.  On April 26, 2010, the shares were issued.  The Company recorded $7,500 in consulting fees expense during the six months ended June 30, 2010.

Consulting Agreements

On June 3, 2010, the Company executed a consulting and financial advisory agreement with an entity to assist the Company with financial and management consulting services.  The Company agreed to issue 750,000 shares of common stock upon execution of the agreement valued at $75,000.  Additionally, the Company agreed to a fixed quarterly fee of 250,000 shares of common stock which will be due on July 1, 2010 and October 1, 2010.  The agreement expires on December 2, 2010.  On June 25, 2010, the Company issued 750,000 shares.  The Company recorded $12,500 in consulting fees expense during the six months ended June 30, 2010.

ALCANTARA BRANDS CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

NOTE 7 – AGREEMENTS (CONTINUED)

On June 9, 2010, the Company executed a consulting agreement with a related party to assist the Company with business consulting services.  The Company agreed to issue 1,000,000 shares of common stock upon execution of the agreement valued at $100,000.  The agreement expires on December 8, 2010.  On June 25, 2010, the Company issued 1,000,000 shares.  The Company recorded $16,667 in consulting fees expense during the six months ended June 30, 2010.

On June 17, 2010, the Company executed a consulting agreement with an entity to assist the Company with business consulting services.  The Company agreed to issue 1,000,000 shares of common stock upon execution of the agreement valued at $80,000.  The agreement expires on December 16, 2010.  On June 25, 2010, the Company issued 1,000,000 shares.  The Company recorded $8,333 in consulting fees expense during the six months ended June 30, 2010.

NOTE 8 – RELATED PARTY TRANSACTIONS

As of June 30, 2010, the Company had accounts payable totaling $343 due to an entity that is owned and controlled by a former officer, director and shareholder of the Company.

During the six months ended June 30, 2010, the Company had product development expenses totaling $39,576 which were to entities that are owned and controlled by a former officer, director and shareholder of the Company.

NOTE 9 – SUBSEQUENT EVENTS

On August 10, 2010, the Company received $2,500 from a shareholder of the Company as part of a draw on the line of credit.  The Company has a balloon payment of principal and interest due on December 1, 2011 and bears interest at 5% per annum.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  These statements include, among other things, statements regarding:

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

as well as other statements regarding our future operations, financial condition and prospects, and business strategies. These forward-looking statements are subject to certain risks and uncertainties that could cause our actual results to differ materially from those reflected in the forward-looking statements.  Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this Quarterly Report on Form 10-Q, and in particular, the risks discussed under the heading “Risk Factors” in Part II, Item 1A and those discussed in other documents we file with the Securities and Exchange Commission. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and related notes included elsewhere in this quarterly report.  References in the following discussion and throughout this quarterly report to “we”, “our”, “us”, “Alcantara”, “the Company”, and similar terms refer to Alcantara Brands Corporation unless otherwise expressly stated or the context otherwise requires.

OVERVIEW AND OUTLOOK

Alcantara Brands is a development stage company, formed to engage in the business of producing and importing resources from Peru, which include a line of flavorings, seasonings, and condiments, in addition to wood products and other Peruvian exports.

Since our inception on March 7, 2008 through June 30, 2010, we have not generated any revenues and have incurred a net loss of $1,037,299. We believe that our ability to commence purchasing and importing products from Peru will generate revenues sufficient to support the limited costs associated with our initial ongoing operations for the next twelve months.  There can be no assurance that the actual expenses incurred will not materially exceed our estimates or that cash flows from product imports will be adequate to maintain our business.  As a result, our independent auditors have expressed substantial doubt about our ability to continue as a going concern in the independent auditors’ report to the financial statements.

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

On May 12, 2010, concurrent with the resignation of Mr. and Mrs. Alcantara, the Board reviewed the viability of spinning off its wholly owned subsidiary, Alcantara Resources Inc. (formerly American Foods International, Inc.), which was formed in March of 2010, has generated no revenues as of the date of this filing.  As a result of the replacement of the board of directors on May 12, 2010, management has made a decision to pursue the spin off.  It is anticipated that the spin-off will occur with the issuance and subsequent registration of shares to ACBRs shareholders, with a record date yet to be established.

On June 3, 2010, we executed a consulting and financial advisory agreement with an entity to assist the Company with financial and management consulting services.  W agreed to issue 750,000 shares of common stock upon execution of the agreement.  Additionally, we agreed to a fixed quarterly fee of 250,000 shares of common stock which will be due on July 1, 2010 and October 1, 2010.  The agreement expires on December 2, 2010. The 750,000 shares were issued on June 25, 2010.

On June 9, 2010, we executed a consulting agreement with a related party to assist the Company with business consulting services.  We agreed to issue 1,000,000 shares of common stock upon execution of the agreement.  The agreement expires on December 8, 2010.  The 1,000,000 shares were issued on June 25, 2010.

On June 17, 2010, we executed a consulting agreement with an entity to assist the Company with business consulting services.  We agreed to issue 1,000,000 shares of common stock upon execution of the agreement.  The agreement expires on December 16, 2010.  The 1,000,000 shares were issued on June 25, 2010.

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

Results of Operations

Revenues

Since our inception on March 7, 2008 through June 30, 2010, we have not generated revenues.

Expenses

Operating expenses totaled $181,581 during the three months ended June 30, 2010 as compared to $140,218 in the prior year.  In the three month period ended June 30, 2010, our expenses primarily consisted of professional fees of $181,581.

Professional fees increased $181,332 from the three months ended June 30, 2009 to the three months ended June 30, 2010.  This increase was due to an increase in stock-based consulting fees of $142,500, accounting fees of $10,000, legal fees of $28,674 and transfer agent fees of $156.  The increase was primarily due to an increase in amortization of the stock based compensation.  Additionally, accounting fees increased due to the re-audit of 2008 and a change in auditors resulted in a slightly higher cost for our quarterly reviews and annual audits.

General and administrative fees decreased $4,479 from the three months ended June 30, 2009 to the three months ended June 30, 2010.  This decrease was due to a change in management in the period ended June 30, 2010.  Significant areas that current management has cut back on are rent, travel, meals and entertainment.

Professional fees increased $539,583 from the six months ended June 30, 2009 to the six months ended June 30, 2010.  This increase was due to an increase in legal fees of $355,985, consulting fees of $207,500, accounting fees of $10,000, and transfer agent fees of $1,186.  The increase in consulting fees was primarily due to amortization of the stock based compensation.  Of the increase, $308,173 was related to an issuance of 1,000,000 warrants issued for legal services.  Additionally, accounting fees increased due to the re-audit of 2008 and a change in auditors resulted in a slightly higher cost for our quarterly reviews and annual audits.

General and administrative fees increased $3,424 from the six months ended June 30, 2009 to the six months ended June 30, 2010.  This increase was primarily an increased rent expense.

Liquidity and Capital Resources

The following table summarizes total current assets, total current liabilities and working capital at June 30, 2010 compared to December 31, 2009.

	June 30, 2010	December 31, 2009	Increase / (Decrease)
			$	%

Current Assets	$279,374	$18,488	$260,886	1,411%

Current Liabilities	120,905	69,052	51,853	75%

Working Capital (deficit)	$158,469	$(50,564)	$209,033	413%

Liquidity is a measure of a company’s ability to meet potential cash requirements.  We have historically met our capital requirements through the issuance of stock, by borrowings, and through sales-generated revenue.  In the future, we anticipate we will be able to provide the necessary liquidity we need by the revenues generated from the sales of our products.

As of June 30, 2010, our cash balance was $874.

In May 2010, we received $12,000 from a stockholder of the Company as part of a draw on a line of credit we have with the stockholder.  Subsequently, on August 10, 2010, we received $2,500 from the line of credit.  Pursuant to the line of credit we have a balloon payment of principal and interest due on December 1, 2011 and bears interest at 5% per annum.

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

Recent pronouncement
In July 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-20 (ASU 2010-20), Receivables (Topic 310): Foreign Currency Issues: Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.  For public entities, the disclosures as of the end of a reporting period are effective for interim and annual reporting periods ending on or after December 15, 2010.  The disclosures about activity that occurs during a reporting period are effecting for interim and annual reporting periods beginning on or after December 15, 2010.  The Company does not expect the provisions of ASU 2010-20 to have a material effect on the financial position, results of operations or cash flows of the Company.

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

Item 1A. Risk Factors

Our significant business risks are described in Item 1A to Form 10-K for the year ended December 31, 2009 to which reference is made herein.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On April 26, 2010, we issued 50,000 shares of common stock for consulting services totaling $15,000 to be performed over a period of six months.

During the three months ended June 30, 2010, we issued a total of 598,333 shares of common stock for cash received during the year ended December 31, 2009 and the three months ended March 31, 2010.

On June 25, 2010, we issued a total of 2,750,000 shares of common stock for consulting services totaling $255,000 to be performed over a period of six months.

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

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities from the time of our inception on March 7, 2008 through the period ended June 30, 2010.

Item 3. Defaults Upon Senior Securities.

None.

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

By: /S/ Robertson J. Orr
      Robertson J. Orr, President
      (On behalf of the registrant and as
       principal financial officer)

Date: August 23, 2010