Form 10-Q
period 2010-09-30
Bollente Companies Inc.
filed 2010-11-24
CIK 1429393

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 333-149804

BOLLENTE COMPANIES INC.

(Exact name of registrant as specified in its charter)

Nevada	26-2137574
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Gainey Center II
8501 North Scottsdale Road, Suite 165
Scottsdale, Arizona	85253-2740
(Address of principal executive offices)	(Zip Code)

(480) 275-7572

(Registrant’s telephone number, including area code)

ALCANTARA BRANDS CORPORATION
(Former name, former address and former fiscal year, if changed since last report)

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
Yes  ☐     No  ☒

The number of shares of Common Stock, $0.001 par value, outstanding on November 19, 2010, was 374,729 shares.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

BOLLENTE COMPANIES, INC. (FORMERLY ALCANTARA BRANDS CORPORATION)
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2010	2009
	(unaudited)	(audited)
ASSETS

Current assets:
Cash	$53	$988
Prepaid expenses	-	3,500
Prepaid inventory - related party	7,000	-
Prepaid stock compensation	88,333	-
Other receivables, net of allowance	-	14,000
Total current assets	95,386	18,488

Other assets:
Security deposits	-	1,550
Total other assets	-	1,550

Total assets	$95,386	$20,038

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable	96,858	44,914
Accounts payable - related party	343	343
Deferred revenue	14,235	14,235
Notes payable - related party	11,760	9,560
Accrued interest payable - related party	357	-
Total current liabilities	123,553	69,052

Long term liabilities:
Line of credit - related party	16,000	-
Total long term liabilities	16,000	-

Total liabilities	139,553	69,052

Stockholders' deficit:
Preferred stock, $0.001 par value, 10,000,000 shares
authorized, no shares issued and outstanding
as of September 30, 2010 and December 31, 2009	-	-
Common stock, $0.001 par value, 100,000,000 shares
authorized, 374,729 and 296,762 shares issued and outstanding
as of September 30, 2010 and December 31, 2009, respectively	375	297
Additional paid-in capital	1,184,943	285,290
Subscriptions receivable	-	(500)
Common stock payable	15,000	80,000
Deficit accumulated during development stage	(1,244,485)	(414,101)
Total stockholders' deficit	(44,167)	(49,014)

Total liabilities and stockholders' deficit	$95,386	$20,038
See Accompanying Notes to Financial Statements.

BOLLENTE COMPANIES, INC. (FORMERLY ALCANTARA BRANDS CORPORATION)
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

					(Inception)
					March 7, 2008
	For the three months ended		For the nine months ended		to
	September 30,		September 30,		September 30,
	2010	2009	2010	2009	2010

Revenue	$-	$-	$-	$-	$-

Operating expenses:
General and administrative	15,622	(290)	24,444	5,108	43,624
Product development - related party	-	2,396	39,576	207,081	336,014
Professional fees	191,335	9,184	766,007	44,273	864,490

Total operating expenses	206,957	11,290	830,027	256,462	1,244,128

Other expenses:
Interest expense - related party	(229)	-	(357)	-	(357)

Total other expenses	(229)	-	(357)	-	(357)

Net loss	$(207,186)	$(11,290)	$(830,384)	$(256,462)	$(1,244,485)

Weighted average number of common shares	374,729	280,000	331,858	280,000
outstanding - basic

Net loss per common share - basic	$(0.55)	$(0.04)	$(2.50)	$(0.92)

See Accompanying Notes to Financial Statements.

BOLLENTE COMPANIES, INC. (FORMERLY ALCANTARA BRANDS CORPORATION)
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

			(Inception)
			March 7, 2008
	For the nine months ended		to
	September 30,		September 30,
	2010	2009	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(830,384)	$(256,462)	$(1,244,485)
Adjustments to reconcile net loss
to net cash used in operating activities:
Shares issued for services	-	-	10,000
Warrants issued for services	308,176	-	308,176
Amortization of prepaid stock compensation	376,667	-	376,667
Changes in operating assets and liabilities:
Decrease in prepaid expenses	3,500	-	-
(Increase) in prepaid inventory - related party	(7,000)	-	(7,000)
(Increase) decrease in other receivables	14,000	(14,000)	-
Decrease in security deposits	1,550	-	-
Increase (decrease) in accounts payable	51,944	(2,566)	96,858
Increase in accounts payable - related party	-	23,616	343
Increase in deferred revenue	-	14,235	14,235
Increase in accrued interest payable - related party	357	-	357
Shares payable for services	15,000	-	15,000

Net cash used in operating activities	(66,190)	(235,177)	(429,849)

CASH FLOWS FROM INVESTING ACTIVITIES
Payments for due from related party	(40,000)	-	(40,000)
Repayments from due from related party	40,000	-	40,000

Net cash used in financing activities	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable - related party	18,200	9,400	27,760
Proceeds from sale of common stock, net of offering costs	43,500	214,532	395,032
Donated capital	3,555	1,000	7,110

Net cash provided by financing activities	65,255	224,932	429,902

NET CHANGE IN CASH	(935)	(10,245)	53

CASH AT BEGINNING OF YEAR	988	10,533	-

CASH AT END OF YEAR	$53	$288	$53

SUPPLEMENTAL INFORMATION:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

Non-cash activities:
Shares issued for services	$-	$-	$10,000
Warrants issued for services	$308,176	$-	$308,176
Amortization of prepaid stock compensation	$376,667	$-	$376,667
Shares payable for services	$15,000	$-	$15,000

See Accompanying Notes to Financial Statements.

BOLLENTE COMPANIES INC.
(FORMERLY ALCANTARA BRANDS CORPORATION)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation
The consolidated interim financial statements included herein, presented in accordance with United States generally accepted accounting principles and stated in US dollars, have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.

These statements reflect all adjustments, consisting of normal recurring adjustments, which in the opinion of management, are necessary for fair presentation of the information contained therein. It is suggested that these consolidated interim financial statements be read in conjunction with the financial statements of the Company for the year ended December 31, 2009 and notes thereto included in the Company’s 10-K filed on May 12, 2010. The Company follows the same accounting policies in the preparation of interim reports.

Results of operations for the interim period are not indicative of annual results.

Organization
On September 23, 2010, the Company amended its articles of incorporation and changed its name to Bollente Companies Inc.

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

Stock-based compensation
The Company records stock based compensation in accordance with the guidance in ASC Topic 505 and 718 which requires the Company to recognize expenses related to the fair value of its employee stock option awards. This eliminates accounting for share-based compensation transactions using the intrinsic value and requires instead that such transactions be accounted for using a fair-value-based method. The Company recognizes the cost of all share-based awards on a graded vesting basis over the vesting period of the award.

BOLLENTE COMPANIES INC.
(FORMERLY ALCANTARA BRANDS CORPORATION)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Stock-based compensation (Continued)
The Company accounts for equity instruments issued in exchange for the receipt of goods or services from other than employees in accordance with FASB ASC 718-10 and the conclusions reached in FASB ASC 505-10.  Costs are measured at the estimated fair market value of the consideration received or the estimated fair value of the equity instruments issued, whichever is more reliably measurable.  The value of equity instruments issued for consideration other than employee services is determined on the earliest of a performance commitment or completion of performance by the provider of goods or services as defined by FASB ASC 505-10.

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

Principles of consolidation
The consolidated financial statements include the accounts of Bollente Companies Inc., formerly Alcantara Brands Corporation (Nevada Corporation), and its wholly-owned subsidiary Woodmans Lumber and Millworks Peru (Nevada Corporation).  All significant inter-company balances and transactions have been eliminated.  Bollente Companies Inc. (Nevada Corporation) and Woodmans Lumber and Millworks Peru (Nevada Corporation) will be collectively referred herein to as the “Company”.

Recent pronouncements
In January 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-06 (ASU 2010-06), Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements.  This amendment to Topic 820 has improved disclosures about fair value measurements on the basis of input received from the users of financial statements.  This is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements.  Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years.  Early adoption is permitted.  The Company does not expect the provisions of ASU 2010-06 to have a material effect on the consolidated financial position, results of operations or cash flows of the Company.

NOTE 2 – GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. As noted above, the Company is in the development stage and, accordingly, has not yet generated revenues from operations. Since its inception, the Company has been engaged substantially in financing activities and developing its business plan and incurring start up costs and expenses. As a result, the Company incurred accumulated net losses from Inception (March 7, 2008) through the period ended September 30, 2010 of ($1,244,485). In addition, the Company’s development activities since inception have been financially sustained through debt and equity financing.

BOLLENTE COMPANIES INC.
(FORMERLY ALCANTARA BRANDS CORPORATION)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

NOTE 3 – DUE FROM RELATED PARTY

On March 12, 2010, the Company agreed to purchase 5.625 kilos of gold for an unrelated third party in exchange for cash of $40,000 and 866,667 shares of common stock valued at $260,000 based on the fair value of the common stock.  As of April 28, 2010, the Company had not completed this transaction and this agreement was terminated.  During May 2010, the Company returned $40,000 to the unrelated third party.

In March 2010, The Company advanced $40,000 to First Mining Company S.A.C. (“FMC”) in anticipation of the purchase of 5.625 kilos of gold.  Since the transaction was not completed during the three months ended March 31, 2010, the $40,000 was recorded as due from related party.  During May 2010, the Company received a repayment of $40,000 from FMC.  As of September 30, 2010, the balance is $0.

NOTE 4 – DEFERRED REVENUE

During the year ended December 31, 2009, the Company received a deposit of $14,235 from an unrelated third party related to the sale of lumber.  As of June 30, 2010, the Company has not delivered the lumber is considered unearned revenue.

On March 1, 2010, the Company agreed to sell 107.32 oz of gold to an unrelated third party in exchange for cash of $40,000.  Since the transaction was not completed during the three months ended March 31, 2010, the $40,000 was recorded as deferred revenue.  As of April 28, 2010, the Company settled with the unrelated third party and agreed to return the $40,000 in cash no later than April 30, 2010.  During May 2010, the Company returned $40,000 to the unrelated third party and reduced the amount in deferred revenue by $40,000.

NOTE 5 –NOTES PAYABLE AND LINE OF CREDIT– RELATED PARTY

Notes payable consists of the following at:
	September 30, 2010	December 31, 2009
Note payable to an entity owned and controlled by an officer and director of the Company, unsecured, 0% interest, due upon demand	$9,400	$9,400

Note payable to an officer, director and shareholder, unsecured, 0% interest, due upon demand	160	160

Note payable to an entity owned and controlled by an officer and director of the Company, unsecured, 10% interest, due July 2010	800	-

Note payable to an entity owned and controlled by an officer and director of the Company, unsecured, 10% interest, due August 2010	1,400	-

Notes Payable – Current	$11,760	$9,560

BOLLENTE COMPANIES INC.
(FORMERLY ALCANTARA BRANDS CORPORATION)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 –NOTES PAYABLE AND LINE OF CREDIT– RELATED PARTY (CONTINUED)

Line of credit consists of the following at:
	September 30, 2010	December 31, 2009
Line of credit for up to $150,000, from a shareholder, unsecured, 5% interest, due December 2011	$16,000	-

Line of credit – Long-Term	$16,000	$-

Interest expense for the nine months ended September 30, 2010 and 2009 was $357 and $0, respectively.  Interest expense for the three months ended September 30, 2010 and 2009 was $229 and $0, respectively.

NOTE 6 – STOCKHOLDERS’ EQUITY

The Company is authorized to issue 10,000,000 shares of it $0.001 par value preferred stock and 100,000,000 shares of its $0.001 par value common stock.

On May 11, 2009, the Company effected a 10-for-1 forward stock split of its $0.001 par value common stock.

On October 8, 2010, the Company effected a 1-for-50 reverse stock split of its $0.001 par value common stock.

All shares and per share amounts have been retroactively restated to reflect the split discussed above.

Common Stock

On February 5, 2010 and March 9, 2010, the Company received cash totaling $25,000 from an investor for the purchase of 2,500 shares of common stock.  On May 5, 2010, the shares were issued.

On February 9, 2010, the Company executed a consulting agreement for an initial period of six months with automatically renewed six month terms.  The compensation for this agreement was 10,000 shares of common stock valued at $195,000.  On February 18, 2010, the shares were issued.

On March 12, 2010, the Company received cash of $18,000 from an investor for the purchase of 1,800 shares of common stock.  On May 5, 2010, the shares were issued.

During the three months ended March 31, 2010, an officer, director and shareholder of the Company paid for expenses totaling $3,555 on behalf of the Company.  The officer does not expect to be repaid for these expenses and have been recorded to additional paid in capital.

On April 26, 2010, the Company issued 1,000 shares of common stock for consulting services totaling $15,000 to be performed over a period of six months.  The shares were valued according to the fair value of the common stock.

During the three months ended June 30, 2010, the Company issued a total of 11,967 shares of common stock for cash received during the year ended December 31, 2009 and the three months ended March 31, 2010.  The Company recorded the transaction as a reduction of subscriptions payable of $123,000.

BOLLENTE COMPANIES INC.
(FORMERLY ALCANTARA BRANDS CORPORATION)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 – STOCKHOLDERS’ EQUITY (CONTINUED)

During the three months ended June 30, 2010, the Company received $500 from an investor and reduced the balance of subscriptions receivable.

On June 3, 2010, the Company agreed to issue 15,000 shares of common stock for consulting services totaling $75,000 to be performed over a period of six months.  The shares were valued according to the fair value of the common stock.  On June 25, 2010, the shares were issued.

On June 9, 2010, the Company agreed to issue 20,000 shares of common stock for consulting services totaling $100,000 to be performed over a period of six months.  The shares were valued according to the fair value of the common stock.  On June 25, 2010, the shares were issued.
On June 9, 2010, the Company agreed to issue 20,000 shares of common stock for consulting services totaling $80,000 to be performed over a period of six months.  The shares were valued according to the fair value of the common stock.  On June 25, 2010, the shares were issued.

As of September 30, 2010, there have been no other issuances of common stock.

NOTE 7 – WARRANTS

On March 3, 2010, the Company executed a legal services retainer and issued 20,000 warrants with a cashless exercise.  The warrants expire on March 2, 2013 and have an exercise price of $15.50.  The Company recorded the fair value of these warrants of $308,176 using the Black Scholes model.  The Company used the following assumptions: stock price of $0.31, an exercise price of $0.31, expected term of 18 months (using the simplified method), volatility of 449%, and discount rate of 1.34%.

The following is a summary of the status of all of the Company’s stock warrants as of September 30, 2010 and changes during the nine months ended on that date:

	Number Of Warrants	Weighted-Average Exercise Price
Outstanding at January 1, 2010	-	$0.00
Granted	20,000	$15.50
Exercised	-	$0.00
Cancelled	-	$0.00
Outstanding at September 30, 2010	20,000	$15.50
Warrants exercisable at September 30, 2010	20,000	$15.50

The following table summarizes information about stock warrants outstanding and exercisable at September 30, 2010:

BOLLENTE COMPANIES INC.
(FORMERLY ALCANTARA BRANDS CORPORATION)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 – WARRANTS (CONTINUED)

	STOCK WARRANTS OUTSTANDING AND EXERCISABLE
Exercise Price	Number of Warrants Outstanding	Weighted-Average Remaining Contractual Life in Years	Weighted- Average Exercise Price
$ 15.50	20,000	2.42	$ 15.50
	20,000	2.42	$ 15.50

NOTE 8 – AGREEMENTS

Lease Agreement

On March 1, 2009, the Company executed a three month lease for an executive office located at 3753 Howard Hughes Parkway, Suite 200, Las Vegas, NV and is subject to automatic renewals.  The monthly rent for this office is currently $1,550.  During the three months ended September 30, 2010, the Company wrote off the security deposit because they have ended their short-term lease.  As of September 30, 2010, the Company had $0 in refundable security deposits related to this lease.

Employment Agreement

On March 3, 2010, the Company executed a five year employment agreement with Carlos Alcantara for the position of CEO, President and Member of the board of directors and shall be automatically extended for two additional five year terms.  The base salary was $250,000 per year and would be adjusted annually at the discretion of the board of directors or a 3% increase, whichever is greater.  Upon execution of this agreement, Mr. Alcantara was to receive a signing bonus of $50,000 and 20,000 shares of common stock.  Mr. Alcantara was to be eligible for employee incentive plan which was to be based on gross sales and acquisitions.  The Company also granted 20,000 stock options with an exercise price of 15.50 per share and scheduled to expire on March 2, 2015.  The options were to vest 1,000 options at the start of employment, and 2,000 options on each of the five anniversary dates of this agreement.  In April 2010, the Company and Mr. Alcantara terminated the agreement and both parties agreed to a full release and settlement.  Mr. Alcantara waived his rights to all compensation related to this agreement and will not receive cash, common stock or stock options as part of this employment agreement.

Investment Banking Agreement

On March 22, 2010, the Company executed an investment banking agreement with an unrelated third party to assist the Company with obtaining equity financing.  The Company agreed to issue 1,000 shares of common stock upon execution of the agreement.  Additionally, the Company agreed to a fee payable in cash totaling 10% of the equity financing and warrants in the amount of 10% of the number of shares of common sold of the equity financing.  The agreement expired on September 22, 2010.  On April 26, 2010, the shares were issued.  The Company recorded $15,000 in consulting fees expense during the nine months ended September 30, 2010 and $7,500 in consulting fees expense during the three months ended September 30, 2010.

BOLLENTE COMPANIES INC.
(FORMERLY ALCANTARA BRANDS CORPORATION)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 – AGREEMENTS (CONTINUED)

Consulting Agreements

On June 3, 2010, the Company executed a consulting and financial advisory agreement with an entity to assist the Company with financial and management consulting services.  The Company agreed to issue 15,000 shares of common stock upon execution of the agreement.  Additionally, the Company agreed to a fixed quarterly fee of 5,000 shares of common stock which will be due on July 1, 2010 and October 1, 2010.  The agreement expires on December 2, 2010.  On June 25, 2010, the Company issued 15,000 shares.  The Company recorded $65,000 in consulting fees expense during the nine months ended September 30, 2010 and $52,500 in consulting fees expense during the three months ended September 30, 2010. As of September 30, 2010, $25,000 remains as prepaid stock compensation.  As of September 30, 2010, the Company owes an additional 5,000 shares as part of the fixed quarterly fee which was valued at $15,000 based on the fair value of the common stock.

On June 9, 2010, the Company executed a consulting agreement with a related party to assist the Company with business consulting services.  The Company agreed to issue 20,000 shares of common stock upon execution of the agreement.  The agreement expires on December 8, 2010.  On June 25, 2010, the Company issued 20,000 shares.  The Company recorded $66,667 in consulting fees expense during the nine months ended September 30, 2010 and $50,000 in consulting fees expense during the three months ended September 30, 2010.  As of September 30, 2010, $33,333 remains as prepaid stock compensation.

On June 17, 2010, the Company executed a consulting agreement with an entity to assist the Company with business consulting services.  The Company agreed to issue 20,000 shares of common stock upon execution of the agreement.  The agreement expires on December 16, 2010.  On June 25, 2010, the Company issued 20,000 shares.  The Company recorded $50,000 in consulting fees expense during the nine months ended September 30, 2010 and $41,667 in consulting fees expense during the three months ended September 30, 2010.  As of September 30, 2010, $30,000 remains as prepaid stock compensation.

NOTE 9 – RELATED PARTY TRANSACTIONS

As of September 30, 2010, the Company had accounts payable totaling $343 due to an entity that is owned and controlled by a former officer, director and shareholder of the Company.

During the nine months ended September 30, 2010, the Company had product development expenses totaling $39,576 which were to entities that are owned and controlled by a former officer, director and shareholder of the Company.

NOTE 10 – SUBSEQUENT EVENTS

During October 2010 and November 2010, the Company received a total of $3,810 from a shareholder of the Company as part of a draw on the line of credit.  The Company has a balloon payment of principal and interest due on December 1, 2011 and bears interest at 5% per annum.

On October 8, 2010, the Company effected a 1-for-50 reverse stock split of its $0.001 par value common stock.

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

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and related notes included elsewhere in this quarterly report.  References in the following discussion and throughout this quarterly report to “we”, “our”, “us”, “Bollente”, “the Company”, and similar terms refer to Bollente Companies Inc. unless otherwise expressly stated or the context otherwise requires.

Throughout this filing all references to shares have been restated to reflect a One (1) for Fifty (50) reverse stock split enacted on October 22, 2010.

OVERVIEW AND OUTLOOK

Bollente Companies Inc., formerly Alcantara Brands Corporation, is a development stage company, formed to engage in the business of producing and importing resources from Peru, which include a line of flavorings, seasonings, and condiments, in addition to wood products and other Peruvian exports.

Since our inception on March 7, 2008 through September 30, 2010, we have not generated any revenues and have incurred a net loss of $1,244,485. We believe that our ability to commence purchasing and importing products from Peru will generate revenues sufficient to support the limited costs associated with our initial ongoing operations for the next twelve months.  There can be no assurance that the actual expenses incurred will not materially exceed our estimates or that cash flows from product imports will be adequate to maintain our business.  As a result, our independent auditors have expressed substantial doubt about our ability to continue as a going concern in the independent auditors’ report to the financial statements.

On January 25, 2010, we incorporated our wholly-owned subsidiary, Woodmans Lumber and Millworks Peru (“WLMP”) in the state of Nevada. WLMP was formed for the manufacture, distribution and marketing of lumber from Peru.

In September 2010, the Board of Directors and the majority of stockholders approved a one-for-fifty reverse split of our outstanding shares of common stock on October 8, 2010. The par value of our common stock was maintained at the pre-split amount of $0.001. The Consolidated Financial Statements and Notes thereto, including all share and per share data, have been restated as if the stock splits had occurred as of the earliest period presented.  On October 22, 2010, the reverse stock split went effective, making the total number of outstanding shares equal to 374,729.

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

Results of Operations

Revenues

Since our inception on March 7, 2008 through September 30, 2010, we have not generated any revenues.

Expenses

Operating expenses totaled $206,957 during the three months ended September 30, 2010 as compared to $11,290 in the prior year.  In the three month period ended September 30, 2010, our expenses primarily consisted of professional fees of $176,335.  Operating expenses totaled $830,027 during the nine months ended September 30, 2010 as compared to $256,462 in the prior year.  In the nine month period ended September 30, 2010, our expenses primarily consisted of professional fees of $751,007.

Professional fees increased $182,151 from the three months ended September 30, 2009 to the three months ended September 30, 2010.  This increase was due to an increase in amortization of stock-based consulting fees of $184,167, decrease in accounting fees of $500, decrease in legal fees of $2,010 and increase transfer agent fees of $495.  The increase was primarily due to an increase in amortization of the stock based compensation.  Additionally, accounting fees increased due to the re-audit of 2008 and a change in auditors resulted in a slightly higher cost for our quarterly reviews and annual audits.  Professional fees increased $721,734 from the nine months ended September 30, 2009 to the nine months ended September 30, 2010. This increase was due to an increase in amortization of stock-based consulting fees of $391,667, increase in accounting fees of $7,500, increase in legal fees of $325,886 and decrease of transfer agent fees of $819.  The legal fees increased significantly due to the issuance of 20,000 warrants valued at $308,176.

General and administrative fees increased $15,912 from the three months ended September 30, 2009 to the three months ended September 30, 2010.  This increase was primarily attributed to an increase in bad debt expense of $14,000 and an increase rent due to a new short term office space lease.  General and administrative fees increased $19,336 from the nine months ended September 30, 2009 to the nine months ended September 30, 2010.  This increase was primarily attributed to an increase in bad debt expense of $14,000 and an increase in rent.

Liquidity and Capital Resources

The following table summarizes total current assets, total current liabilities and working capital at September 30, 2010 compared to December 31, 2009.

	September 30, 2010	December 31, 2009	Increase / (Decrease)
			$	%

Current Assets	$95,386	$18,488	$76,898	497%

Current Liabilities	123,553	69,052	54,501	79%

Working Capital (deficit)	$(28,167)	$(50,564)	$(22,397)	(44%)

Liquidity is a measure of a company’s ability to meet potential cash requirements.  We have historically met our capital requirements through the issuance of stock, by borrowings, and through sales-generated revenue.  In the future, we anticipate we will be able to provide the necessary liquidity we need by the revenues generated from the sales of our products.

As of September 30, 2010, our cash balance was $53.

In May 2010, we received $12,000 from a stockholder of the Company as part of a draw on a line of credit we have with the stockholder.  During the three months ended September 30, 2010, we received an additional $4,000 from the line of credit.  Pursuant to the line of credit we have a balloon payment of principal and interest due on December 1, 2011 and bears interest at 5% per annum.

Since inception, we have financed our cash flow requirements through issuance of common stock and debt financing. As we expand our activities, we may, and most likely will, continue to experience net negative cash flows from operations, pending receipt of product sales. Additionally, we anticipate obtaining additional financing to fund operations through common stock offerings, to the extent available, or to obtain additional financing to the extent necessary to augment our working capital. In the future we need to generate sufficient revenues from product sales in order to eliminate or reduce the need to sell additional stock or obtain additional loans. There can be no assurance we will be successful in raising the necessary funds to execute our business plan.

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

Critical Accounting Policies and Estimates

The preparation of our financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and judgments that affect our reported assets, liabilities, revenues, and expenses, and the disclosure of contingent assets and liabilities. We base our estimates and judgments on historical experience and on various other assumptions we believe to be reasonable under the circumstances. Future events, however, may differ markedly from our current expectations and assumptions. See Note 1 – Summary of Significant Accounting Policies in our Notes to Consolidated Financial Statements.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

This item in not applicable as we are currently considered a smaller reporting company.

Item 4T. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the specified time periods.  As of the end of the period covered by this report, Robertson J. Orr, our President and Principal Accounting Officer evaluated the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based on the evaluation, which disclosed no significant deficiencies or material weaknesses, Mr. Orr, our President and Principal Accounting Officer concluded that our disclosure controls and procedures are not effective in timely alerting him to material information required to be included in our periodic SEC filings and in ensuring that information required to be disclosed by us in the reports that we file or submit under the Act is accumulated and communicated to our management, including our principal executive officer and principal accounting officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There were no issuances of securities during the quarter ended September 30, 2010.

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities from the time of our inception on March 7, 2008 through the period ended September 30, 2010.

Item 3. Defaults Upon Senior Securities.

None.

Item 5. Other Information.

Name Change and Reverse Stock Split

On September 23, 2010, the Company filed a Certificate of Amendment pursuant to Nevada Revised Statutes 78.385 and 78.390 with the Nevada Secretary of State changing its name from Alcantara Brands Corporation to Bollente Companies Inc. The name change occurred as a result of a majority of the stockholders executing a consent approving the Board of Directors recommendation to change the Company’s name. A copy of the Certificate of Amendment is attached hereto as Exhibit 3(i)(b).

On October 8, 2010, the Company effectuated a reverse split on the basis of one (1) share of common stock to be issued for every fifty (50) shares issued and outstanding. On September 23, 2010, we filed a Certificate of Change pursuant to Nevada Revised Statute 78.209 with the Nevada Secretary of State reflecting the one-for-fifty reverse stock split. A copy of the Certificate of Change is attached hereto as Exhibit 3(i)(c).

The name change and reverse split was announced on the OTCBB Daily List on October 22, 2010 and took effect at the open of business on October 22, 2010.

As a result of the name change and reverse split we requested a new CUSIP number: 09767T 100.

Item 6. Exhibits.

Incorporated by reference
Exhibit Number	Exhibit Description	Filed herewith	Form	Period ending	Exhibit	Filing date
3(i)(b)	Certificate of Amendment to Articles of Incorporation	X
3(i)(c)	Certificate of Change Pursuant to NRS 78.209	X
31	Certification pursuant to Section 302 of the Sarbanes-Oxley Act	X
32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act	X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BOLLENTE COMPANIES INC.
(Registrant)

By:/S/ Robertson J. Orr
      Robertson J. Orr, President
      (On behalf of the registrant and as
       principal financial officer)

Date: November 24, 2010