Form 10-K
period 2010-12-31
Bollente Companies Inc.
filed 2011-04-15
CIK 1429393

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-54219

BOLLENTE COMPANIES INC.
(Exact name of registrant as specified in its charter)

Nevada	26-2137574
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Gainey Center II 8501 North Scottsdale Road, Suite 165
Scottsdale, Arizona	85253-2740
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number: (480) 275-7572

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
Yes ☐    No ☐

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
Yes     No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of June 30, 2010 (the last business day of the registrant's most recently completed second fiscal quarter) was $18,200 based on a share value of $0.065 (share price reflects the pre- split price as of June, 30, 2010).

The number of shares of Common Stock, $0.001 par value, outstanding on April 13, 2011 was 624,733 shares.

DOCUMENTS INCOPORATED BY REFERENCE: None.

BOLLENTE COMPANIES INC.
FOR THE FISCAL YEAR ENDED
DECEMBER 31, 2010

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

Although we believe the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in any of our forward-looking statements.  Our future financial condition and results of operations, as well as any forward-looking statements involve a number of risks and uncertainties that may significantly affect the Company’s liquidity and results in the future and, accordingly, actual results may differ materially from those expressed in any forward – looking statements.  The factors impacting these risks and uncertainties include, but are not limited to:

•	our ability to diversify our operations;
•	inability to raise additional financing for working capital;
•
the fact that our accounting policies and methods are fundamental to how we report our financial condition and results of operations, and they may require our management to make estimates about matters that are inherently uncertain;

•	our ability to attract key personnel;
•	our ability to operate profitably;
•	deterioration in general or regional economic conditions;
•	adverse state or federal legislation or regulation that increases the costs of compliance, or adverse findings by a regulator with respect to existing operations;
•	changes in U.S. GAAP or in the legal, regulatory and legislative environments in the markets in which we operate;
•	the inability of management to effectively implement our strategies and business plan;
•	inability to achieve future sales levels or other operating results;
•	the unavailability of funds for capital expenditures;
•	other risks and uncertainties detailed in this report;

as well as other statements regarding our future operations, financial condition and prospects, and business strategies.  These forward-looking statements are subject to certain risks and uncertainties that could cause our actual results to differ materially from those reflected in the forward-looking statements.

Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this Annual Report on Form 10-K, and in particular, the risks discussed under the heading “Risk Factors” in Part I, Item 1A and those discussed in other documents we file with the Securities and Exchange Commission.  We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements.  Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

Throughout this Annual Report references to “we”, “our”, “us”, “Bollente”, “the Company”, and similar terms refer to Bollente Companies, Inc.

PART I

ITEM 1. BUSINESS

Throughout this filing all references to shares have been restated to reflect a One (1) for Fifty (50) reverse stock split enacted on October 22, 2010.

Business Development

Bollente Companies Inc. is a development stage company incorporated in the state of Nevada in March of 2008. On September 23, 2010, we changed our name from Alcantara Brands Corporation to Bollente Companies Inc.

During the year ended December 31, 2010, we started to explore the consumer products industry with a focus on products and services that feature superior cost/benefit to the end user while achieving greater efficiencies with regard to residential and commercial utility usage and operating costs. Management expects the Company will realize a material increase in revenues and improved operating margins upon entry into the market with new, proprietary technologies and services.

In 2010 we sought to identify viable business in the area of natural resources. Our presence in Peru positioned us to capitalize on the nascent mining industry there. Peru's mining industry has garnered an increasing amount of investment from major mining and mineral companies seeking to capitalize on the vast deposits of silver, gold, copper, zinc, and rare earth metals such as lithium. Additionally, in July of 2010, management expanded the business objectives of the Company to include the identification of ecologically responsible businesses that can be leveraged by management to create value for stockholders.

As a result of our pursuit of other business interests in Peru, we completed the formation of our wood export subsidiary on January 25, 2010, Woodmans Lumber and Millworks Peru (“WLMP”). WLMP was incorporated in the state of Nevada and was formed for the manufacture, distribution and marketing of lumber from Peru. In the first quarter, we executed a Letter of Intent to acquire Woodmans Lumber International, pursuant to which the founder and President of Woodmans Lumber International was to become the Chief Executive of our lumber division. Our plan was to commercialize the resources which were being supplied to us via our agreement with Loreto SAC, which we executed in August of 2009. Our plan was to; (1) have a supply of exotic hardwoods; (2) utilize the market established by Woodmans Lumber International, and (3) provide us the required expertise and management. In late 2009, we had received purchase orders from Tianjin Chninaland International Trading Co., Ltd wherein we intended to supply Tianjin with Peruvian specialty lumber and hardwood floor boards for resale in China. However; as a result of our inability to fund the acquisition of the lumber, we were unable to process the orders, and in some cases lost deposits we made on lumber purchases

The formation of the lumber and millworks division was the result of a number of events which have been implemented by us in association with other natural resources we intended to commercialize from Peru.

As a result of the expansion of business interests in Peru, we completed the formation of our natural resources subsidiary on March 10, 2010, Alcantara Resources Corp. (“ARC”). ARC was incorporated in the state of Nevada and was formed to capitalize on the burgeoning mining industry in Peru by acquiring, managing, and monetizing mining claims and concessions in several regions in Peru.

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

Prior to the resignations of Mr. Carlos Alcantara and Ms. Shanda Alcantara, the Board of Directors appointed Mr. Robertson James Orr to serve as the President, Secretary, Treasurer and sole Director of the Company.

On May 12, 2010, concurrent with the resignation of Mr. and Mrs. Alcantara, the Board reviewed the viability of spinning off its wholly owned subsidiary, Alcantara Resources Corp., which was formed in March of 2010 and has generated no revenues as of the date of this filing. As a result of the replacement of the board of directors on May 12, 2010, management has delayed a decision to pursue the spin off. After the change in our management, we continued to pursue the development of our businesses in Peru; however continue to struggle with a lack of capital.

On March 7, 2011, we entered into a reverse triangular merger by and among Woodmans Lumber and Millworks Peru (“Woodmans”), a Nevada corporation and our wholly-owned subsidiary, and Bollente, Inc., a Nevada corporation, Woodmans and Bollente, Inc. being the constituent entities in the merger, whereby we intend to issue 4,707,727 shares of our 144 restricted common stock in exchange for 100% of Bollente, Inc.’s outstanding membership interest. Pursuant to the terms of the merger, Woodmans will be merged with Bollente, Inc. wherein Woodmans shall cease to exist and Bollente, Inc. will become our wholly owned subsidiary. Subject to the terms and conditions set forth in the Merger Agreement, the Merger is anticipated to become effective on April 15, 2011. We intend to extend the effective date from April 15, 2011 to a later date in order to complete all the terms and conditions of the merger. A copy of the agreement was attached as exhibit 10.1 to the Form 8-K filed on March 10, 2011.

Business of Issuer

Introduction of our Lumber Division

We are currently continuing the concept of developing our business plan of manufacturing and distributing Peruvian tropical lumber from Peru to China and US; however, continue to be strapped by shortages of investment capital required. More than 60% of Peru is covered with Amazonian forests. These forests contain more than 3,000 of the 20,000 arboreal species that exist in the world, and also have a great density of trees.

We intend to purchase the lumber from manufacturers in Peru and distribute the products to our customers.

Our goal has been to conduct our business through a two-step distribution model. This means we resell the products we purchase from manufacturers to our customers, who then sell the products to the final end users, who are typically professional builders and independent contractors engaged in residential construction and remodeling projects.

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

Introduction of our Mining Division

In the first quarter we commenced the development of our business plan to include the purchase and operation of mining claims in Peru, which is the world's leading exporter of silver and recently became the world's fifth largest exporter of gold. Peru is also one of the world's largest exporters of copper, and has vast, untapped resources of minerals and rare earth metals. Mining investment in Peru amounted to US$4.02 billion in 2010 exceeding the amount raised the previous years, according to Peru's Ministry of Energy and Mines (MEM). The country attracted far more mining investment in 2010 than in 2009 (US$2.82 billion), 2008 (US$ 1.7billion) and 2007 (US$ 1.24billion).

In March of 2010 we founded a subsidiary, Alcantara Resources Corporation ("ARC"). The purpose of ARC is to obtain rights to mine gold and other naturally occurring minerals in Peru for operation. Once the extraction of minerals begin, they can be resold to buyers in Peru, exported internationally, or some combination thereof as determined by us to be the most beneficial. With the recent rise in prices of natural resources, we believe our presence in Peru makes us well suited to capitalize on mining opportunities and to leverage existing operations and infrastructure in the country. Our primary focus in the mining sector is on the acquisition and operation of gold claims, but claims to operate mines containing other valuable natural resources are also being examined. However; even with our contacts in Peru, the lack of capital has continue to hamper our ability to commercialize the relationships.

Introduction to our Business Development Strategy

We have determined that as part of our growth strategy, we will seek consulting contracts with entities operating in various fields, with a bias towards green and "clean-tech" sectors. Our management has experience in marketing, product launches, business development strategies, and certain other areas specific to the success of growth companies. While gaining consulting clients operating in sectors relating to products and services geared toward environmental responsibility by consumers and commercial clients, we will operate with a view towards identifying acquisition candidates.

We have identified several agents who are well suited to provide consulting to high-growth technology and consumer products companies. We are currently negotiating with several agents possessing technical expertise related to planning, structuring, and capitalizing growth companies in the green and "clean-tech" sectors who will be tasked with creating consulting revenues and assisting the Company with our own planning, structure, and capitalization.

We have identified several entities that fit our criteria. Specifically, these entities are in need of consulting to:

1.	Build a management team;
2.	Create a proper corporate and capitalization structure; and/or,
3.	Engage various third-party service providers with the ability to assist in launching products or services.

We are focused on adding value to these companies with a view towards acquiring either the entity or its business, maintaining and growing that business, and hiring and utilizing existing management where appropriate. We have begun the design of a website which we believe will help us attract consulting clients and relationships with acquisition targets.

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

Employees

As of December 31, 2010, we have one part-time employee, Robertson James Orr, who is also our sole officer and director.

Available Information

Our periodic reports filed with the SEC, which include Form 10-K, Form 10-Q, Form 8-K and amendments thereto, may be accessed by the public free of charge from the SEC. Electronic copies of these reports can be accessed at the SEC’s website (http://www.sec.gov). Copies of these reports may also be obtained, free of charge, upon written request to: Bollente Companies Inc., Gainey Center II, 8501 North Scottsdale Road, Suite 165, Scottsdale, Arizona 85253, Attn: Corporate Secretary. The public may read or obtain copies of these reports from the SEC at the SEC’s Public Reference Room at 450 Fifth Street N.W., Washington, D.C. 20549 (1-800-SEC-0330).

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

We were incorporated in March of 2008 as a Nevada corporation. As a result of our start-up operations we have; (i) generated no revenues, (ii) accumulated deficits of $1,414,589 for the period ended December 31, 2010, and (iii) we have incurred losses of $1,414,589 from our inception through the period ended December 31, 2010.  We have been focused on organizational and start-up activities and business plan development. There is nothing at this time on which to base an assumption that our business operations will prove to be successful or that we will ever be able to operate profitably. Our future operating results will depend on many factors, including our ability to raise adequate working capital, demand for our products, the level of our competition and our ability to attract and maintain key management and employees.

Because we conduct operations in Peru, we are subject to foreign currency fluctuations, which may materially affect our financial results.

Our operations in Peru make us subject to foreign currency fluctuations and such fluctuations may materially affect our financial position and results. We report our financial results in U.S. dollars and incur expenses in U.S. dollars, and the Peruvian Nuevo Sol (“PEN”). As the exchange rate of the U.S. dollar and Nuevo Sol fluctuates, we will experience foreign exchange gains and losses, both realized and unrealized, and such gains and losses may be significant. We do not hedge any of our foreign currency denominated balance sheet or operating exposures.

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

We have one individual performing the functions of all officers and directors. Mr. Orr, our president, has developed our internal control procedures and is responsible for monitoring and ensuring compliance with those procedures. As a result, our internal controls may be inadequate or ineffective, which could cause our financial reporting to be unreliable and lead to misinformation being disseminated to the public. Investors relying upon this misinformation may make an uninformed investment decision.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We currently maintain an executive office 8501 North Scottsdale Road, Suite 165, Scottsdale, Arizona. Our monthly rent for this office is $1,500.

As a result of our method of operations and business plan we do not require personnel other than Mr. Orr to conduct our business. In the future we anticipate requiring additional office space and additional personnel; however, it is unknown at this time how much space or how many individuals will be required.

ITEM 3. LEGAL PROCEEDINGS

We are not a party to any material legal proceedings.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASE OF EQUITY SECURITIES

Market Information

Our common stock is quoted on the Over-the-Counter Bulletin Board (OTCBB) under the symbol “ACBR.” As a result of the name change of the Company we have recently submitted a symbol change request to the Financial Industry Regulatory Authority (FINRA).

We have been eligible to participate in the OTCBB since February 13, 2009 and from that time until the fourth quarter of 2010, our common stock was traded on a very sporadic basis.

The following 2009 table sets forth, for the periods indicated, the high and low bid prices of our common stock as reported by a Quarterly Trade and Quote Summary Report of the OTCBB (adjusted to reflect the 1:50 reverse stock split). These quotations reflect inter-dealer prices, without retail mark-up, markdown or commission, and may not necessarily represent actual transactions.

	2009
	BID PRICES
	High	Low
1st Quarter	$0	$0
2nd Quarter	$-	$-
3rd Quarter	$5.00	$0
4th Quarter	$18.5	$5.00

The following 2010 table sets forth, for the periods indicated, the high and low bid prices of our common stock as computed by the Company as a result of not being able to get a Quarterly Trade and Quote Summary Report from the OTCBB because the Company’s market maker dropped the Company.

	2010
	BID PRICES
	High	Low
1st Quarter	$29.50	$7.75
2nd Quarter	$12.50	$1.25
3rd Quarter	$4.50	$1.50
4th Quarter	$3.00	$0.01

We have submitted a Form 211 to FINRA in order for the Company to be quoted on the OTCBB again. We are currently in the process of answering FINRA comments.

Holders of Common Stock

As of March 23, 2011, we had approximately 47 stockholders of record of the 624,733 shares outstanding.  The closing bid stock price on March 24, 2011 was $0.55.

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

Recent Sales of Unregistered Securities

During the three months ended December 31, 2010, we had no sales of unregistered securities.

Subsequent Sales & Issuances of Unregistered Securities

On February 25, 2011, we issued 3 Units in exchange for Thirty Thousand dollars ($30,000) to an Accredited Investor in a transaction that was not registered under the Act. Each Unit consists of an Eleven Thousand Dollar ($11,000) debenture maturing in fifteen (15) months from the closing of the offering, plus Ten Thousand (10,000) shares of Common Stock of the Company, at a purchase price of Ten Thousand Dollars ($10,000) per Unit.

On March 3, 2011, we entered into an agreement with Stoecklein Law Group (“SLG”) to cancel an outstanding bill of $115,768.14 for legal services in exchange for 250,000 shares of unrestricted Common Stock (the “Shares”). SLG is a related party in this transaction by virtue of being a beneficial owner.

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

Issuer Purchases of Equity Securities

The Company did not repurchase any of its equity securities during the fourth quarter ended December 31, 2010.

ITEM 6. SELECTED FINANCIAL DATA

This item is not applicable, as we are considered a smaller reporting company.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW AND OUTLOOK

Bollente Companies, Inc., formerly Alcantara Brands Corporation is a development stage company, engaged in the business of producing and importing resources from Peru, which include wood products and other natural resources.

Since our inception on March 7, 2008 through December 31, 2010, we have not generated any revenues and have incurred a net loss of $1,414,589. We believe that our lack of significant expenses and our ability to commence purchasing and importing products from Peru will generate revenues sufficient to support the limited costs associated with our initial ongoing operations for the next twelve months.  There can be no assurance that the actual expenses incurred will not materially exceed our estimates or that cash flows from product imports will be adequate to maintain our business.  As a result, our independent auditors have expressed substantial doubt about our ability to continue as a going concern in the independent auditors’ report to the financial statements.

We are focusing on developing our business in manufacturing and distributing lumber and other natural resources from Peru to China and US.

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

Results of Operations

Revenues

Since our inception on March 7, 2008 through December 31, 2010, we have not generated any revenues.

Expenses

Operating expenses totaled $999,890 during the year ended December 31, 2010 as compared to $336,637 in the prior year.  In the year ended December 31, 2010, our expenses primarily consisted of professional fees of $927,645.

Professional fees increased $871,833 from the year ended December 31, 2009 to the year ended December 31, 2010.  The increase was primarily due to an increase in stock based compensation of $515,000 and the issuance of 20,000 warrants valued at $308,176.  Additionally, accounting fees increased due to the re-audit of 2008 and a change in auditors resulted in a slightly higher cost for our quarterly reviews and annual audits.

General and administrative fees increased $17,807 from the year ended December 31, 2009 to the year ended December 31, 2010.  This increase was primarily attributed to an increase in bad debt expense.

Liquidity and Capital Resources

As of December 31, 2010, we had $48 in cash and did not have any other cash equivalents. The following table provides detailed information about our net cash flow for all financial statement periods presented in this Annual Report. To date, we have financed our operations through the issuance of stock and borrowings.

The following table sets forth a summary of our cash flows for the periods indicated:

	Fiscal Year Ended December 31,
	2010	2009
Net cash provided by (used in) operating activities	$(71,387)	$(317,192)
Net cash provided by (used in) investing activities	-	-
Net cash provided by (used in) financing activities	70,447	307,647
Net increase/(decrease) in Cash	(940)	(9,545)
Cash, beginning of year	988	10,533
Cash, end of year	$48	$988

Operating activities

Net cash used in operating activities was $71,387 for the year ended December 31, 2010, as compared to $317,192 used in operating activities for the same period in 2009. The decrease in net cash used in operating activities was primarily due to an increase in warrants issued for services and amortization of prepaid stock compensation.

Financing activities

Net cash provided by financing activities for the year ended December 31, 2010 was $70,447, as compared to $307,647 for the same period of 2009. The decrease of net cash provided by financing activities was mainly attributable to a reduction in equity investment from third parties during the period.

We believe that cash flow from operations will meet only a part of our present and near-term cash needs and thus we will require additional cash resources, including the sale of equity or debt securities, to meet our planned capital expenditures and working capital requirements for the next 12 months. We will require additional cash resources due to changed business conditions, implementation of our strategy to expand our sales and marketing initiatives as well as our current research and development programs, increase brand awareness, or acquisitions we may decide to pursue. If our own financial resources and then current cash-flows from operations are insufficient to satisfy our capital requirements, we may seek to sell additional equity or debt securities or obtain additional credit facilities. The sale of additional equity securities will result in dilution to our stockholders. The incurrence of indebtedness will result in increased debt service obligations and could require us to agree to operating and financial covenants that could restrict our operations or modify our plans to grow the business. Financing may not be available in amounts or on terms acceptable to us, if at all. Any failure by us to raise additional funds on terms favorable to us, or at all, will limit our ability to expand our business operations and could harm our overall business prospects.

In 2010, we received $16,820 from a stockholder of the Company as part of a draw on a line of credit we have with the stockholder. Pursuant to the line of credit we have a balloon payment of principal and interest due on December 1, 2011 and bears interest at 5% per annum.

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

Recent pronouncements

The Company has evaluated the recent accounting pronouncements through ASU 2011-01 and believes that none of them will have a material effect on the Company’s financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

This item in not applicable as we are currently considered a smaller reporting company.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Index to Financial Statements and Financial Statement Schedules appearing on page F-1 through F-17 of this Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

We have had no disagreements with our independent auditors on accounting or financial disclosures.

ITEM 9A (T). CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our Principal Executive Officer and Principal Financial Officer, Robertson James Orr, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Report. Based on his evaluation, Mr. Orr concluded that our disclosure controls and procedures did not operate effectively as of the end of the period covered by this report in timely alerting him to material information relating to us required to be included in our periodic SEC filings and in ensuring that information required to be disclosed by us in the reports that we file or submit under the Act is accumulated and communicated to our management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Management has undertaken an assessment of the effectiveness of our internal control over financial reporting based on the framework and criteria established in the Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Based upon this evaluation, management concluded that our internal control over financial reporting was not effective as of December 31, 2010.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The members of our board of directors serve for one year terms and are elected at the next annual meeting of stockholders, or until their successors have been elected. The officers serve at the pleasure of the board of directors.  Prior to the resignations of Mr. Carlos Alcantara and Ms. Shanda Alcantara, the Board of Directors appointed Mr. Robertson James Orr to serve as the Registrant’s President, Secretary and Treasurer.

Information as to our current directors and executive officers is as follows:

Name	Age	Title
Robertson James Orr	36	President, Secretary, Treasurer, Director

Duties, Responsibilities and Experience

Robertson James Orr – President, Treasurer and Secretary. Mr. Orr attended Arizona State University and graduated with a BA in Business Management.  In 1998, Mr. Orr assisted in the founding of bluemedia, Inc., a successful large format digital printing company based in Tempe, Arizona.  Mr. Orr lead bluemedia to profitability 9 years ago while overseeing the company's sales department and business development, and since then the company has continued to grow by more than 28% annually. In 2005, Mr. Orr and his Partners in bluemedia started a non-traditional ad agency called Blind Society, which is responsible for the direct to consumer marketing efforts of companies like AT&T, K-Swiss, and Activision. In addition to his entrepreneurial successes, Mr. Orr has been involved with supporting numerous local charitable causes through his work with the Boys & Girls Clubs of Phoenix, St. Joseph the Worker, the MDA and the ADA. He is also on the Board of Directors for the Tempe Chamber of Commerce and is active in the Phoenix 40.

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

Involvement in Certain Legal Proceedings

No Executive Officer or Director of the Company has been the subject of any Order, Judgment, or Decree of any Court of competent jurisdiction, or any regulatory agency permanently or temporarily enjoining, barring, suspending or otherwise limiting him/her from acting as an investment advisor, underwriter, broker or dealer in the securities industry, or as an affiliated person, director or employee of an investment company, bank, savings and loan association, or insurance company or from engaging in or continuing any conduct or practice in connection with any such activity or in connection with the purchase or sale of any securities.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), requires our executive officers and directors, and persons who beneficially own more than ten percent of our common stock, to file initial reports of ownership and reports of changes in ownership with the SEC.  Executive officers, directors and greater-than-ten-percent beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file.  Based upon a review of the copies of such forms furnished to us and written representations from our executive officers and directors, we believe that as of the date of this filing they were not current in their filings.

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

The Board or management has not established any specific minimum qualifications that a candidate for director must meet in order to be recommended for Board membership.  Rather, the Board or management will evaluate the mix of skills and experience that the candidate offers, consider how a given candidate meets the Board’s current expectations with respect to each such criterion and make a determination regarding whether a candidate should be recommended to the stockholders for election as a Director.  During 2010, the Company received no recommendation for Directors from its stockholders.

The Company will consider for inclusion in its nominations of new Board of Directors nominees proposed by stockholders who have held at least 1% of the outstanding voting securities of the Company for at least one year.  Board candidates referred by such stockholders will be considered on the same basis as Board candidates referred from other sources.  Any stockholder who wishes to recommend for the Company’s consideration a prospective nominee to serve on the Board of Directors may do so by giving the candidate’s name and qualifications in writing to the Company’s Secretary at the following address:  Gainey Center II, 8501 North Scottsdale Road, Suite 165, Scottsdale, Arizona 85253.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation

Our executive officer has not received any compensation, including plan or non-plan compensation, nor have our executive officers earned any compensation as of the date of this filing.

On March 3, 2010, we entered into an employment agreement with our President, Carlos Alcantara, which was subsequently terminated in April 2010 as a result of a decision made by the Board that it would be of more benefit to the Company for the executive officers to continue to provide services without compensation until such time as we have earnings from our revenue. Also, On May 12, 2010, Mr. Carlos Alcantara gave the Registrant notice of his resignation from his position as a member of the Board of Directors, President and as Chief Executive Officer of the Registrant, which resignation was accepted by the Registrant on May 12, 2010.

Future Compensation

Our executive officer has agreed to provide services to us without compensation until such time as we have earnings from our revenue.

Board Committees

We currently do not have any committees of the board of directors.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information, to the best of our knowledge, about the beneficial ownership of our common stock on April 13, 2011 relating to the beneficial ownership of our common stock by those persons known to beneficially own more than 5% of our capital stock and by our directors and executive officers.  The percentage of beneficial ownership for the following table is based on 624,733 shares of common stock outstanding.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and does not necessarily indicate beneficial ownership for any other purpose. Under these rules, beneficial ownership includes those shares of common stock over which the stockholder has sole or shared voting or investment power. It also includes shares of common stock that the stockholder has a right to acquire within 60 days after April 13, 2011 pursuant to options, warrants, conversion privileges or other right. The percentage ownership of the outstanding common stock, however, is based on the assumption, expressly required by the rules of the Securities and Exchange Commission, that only the person or entity whose ownership is being reported has converted options or warrants into shares of our common stock.

Title of Class	Name of Beneficial Owner(1)	Number Of Shares	Percent Beneficially Owned(2)
Common	Robertson James Orr – Sole Officer and Director	10,000	1.6%
Common	Daniel Van Ness(3)	50,000	8.0%
Common	Stoecklein Law Group(4)	270,000	43.2%
Common	All Directors, Officers and Principal Stockholders as a Group	330,000	52.8%

(1)
As used in this table, “beneficial ownership” means the sole or shared power to vote, or to direct the voting of, a security, or the sole or shared investment power with respect to Common Stock (i.e., the power to dispose of, or to direct the disposition of, a security).

(2)	Rounded to the nearest whole percentage.
(3)	Daniel Van Ness is a natural person directly holding 100% voting power over the shares. Mr. Van Ness’s address is located at 1140 Lilac Charm Ave, Las Vegas, NV 89183.
(4)	Stoecklein Law Group is owned 100% by Donald J. Stoecklein, also securities counsel for the Company. The address is located at 402 W Broadway, Suite 690, San Diego, CA 92101.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPNDENCE

As of December 31, 2010 and 2009, the Company had accounts payable totaling $343 and $343, respectively, due to an entity that is owned and controlled by a former officer, director and shareholder of the Company.

During the years ended December 31, 2010 and 2009, the Company had product development expenses totaling $39,576 and $265,963, respectively, which were to entities that are owned and controlled by a former officer, director and shareholder of the Company.

On March 3, 2011, the Company entered into an agreement with Stoecklein Law Group (“SLG”) to cancel an outstanding bill of $115,768.14 for legal services in exchange for 250,000 shares of unrestricted Common Stock (the “Shares”). SLG is a related party in this transaction by virtue of being a beneficial owner.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

(1) AUDIT FEES

In May 2009, the Company engaged Moore & Associates, Chartered to serve as the Company’s independent registered public accountants.  The aggregate fees billed for professional services rendered by Moore & Associates, Chartered for the review of the financial statements included in our Form 10-Q for the period ended March 31, 2009 was $1,000.

In August 2009, the Company engaged Seale and Beers, CPAs to serve as the Company’s independent registered public accountants.  The aggregate fees billed for professional services rendered by Seale and Beers, CPAs for the review of the financial statements included in our Form 10-Q for the period ended June 30, 2009 was $1,000.

In October 2009, the Company engaged De Joya Griffith & Company, LLC to serve as the Company’s independent registered public accountants.  The aggregate fees billed for professional services rendered by De Joya Griffith & Company, LLC for the review of the financial statements included in our Form 10-Q for the period ended September 30, 2009 was $1,500 and for the audit of our annual financial statements for the fiscal year 2009 was $2,000. The aggregate fees billed for professional services rendered by De Joya Griffith & Company, LLC, for the audit of our annual financial statements and review of the financial statements included in our Form 10-Q or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for fiscal year 2010 was $9,500.

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

Not applicable.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)

1.	The financial statements listed in the "Index to Financial Statements" on page 28 are filed as part of this report.

2.	Financial statement schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

3.	Exhibits included or incorporated herein: See index to Exhibits.

(b)           Exhibits

Incorporated by reference
Exhibit Number	Exhibit Description	Filed herewith	Form	Period ending	Exhibit	Filing date
2.1	Acquisition Agreement and Plan of Merger – dated March 3, 2011		8-K		2.1	3/10/11
3(i)(a)	Articles of Incorporation of Bollente Companies, Inc. (Formerly Alcantara Brands Corporation)		SB-2		3(i)(a)	3/19/08
3(ii)(a)	Bylaws of Bollente Companies, Inc. (Formerly Alcantara Brands Corporation)		SB-2		3(ii)(a)	3/19/08
10.1	Debt Conversion Agreement – Dated March 3, 2011		8-K		10.1	3/10/11
31	Certification pursuant to Section 302 of the Sarbanes-Oxley Act	X
32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act	X

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BOLLENTE COMPANIES INC.

By: /S/ Robertson James Orr
Robertson James Orr, President

Date: April 15, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ Robertson James Orr	Chairman of the Board of Directors,	April 15, 2011
Robertson James Orr	Chief Executive Officer (Principal Executive Officer)
and Principal Financial Officer

BOLLENTE COMPANIES INC.

INDEX TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

PAGES
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	F-1

BALANCE SHEETS	F-2

STATEMENTS OF OPERATIONS	F-3

STATEMENT OF STOCKHOLDERS' (DEFICIT)	F-4 – F-6

STATEMENTS OF CASH FLOWS	F-7

NOTES TO FINANCIAL STATEMENTS	F-8 – F-17

F-i

De Joya Griffith & Company, LLC

CERTIFIED PUBLIC ACCOUNTANTS & CONSULTANTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Bollente Companies, Inc. and Subsidiary
(Formerly Alcantara Brands Corporation)

We have audited the accompanying consolidated balance sheets of Bollente Companies, Inc. and Subsidiary (Formerly Alcantara Brands Corporation (A Development Stage Company)) as of December 31, 2010 and 2009 and the related consolidated statements of operations, stockholders’ deficit and cash flows for the years then ended and from inception (March 7, 2008) through December 31, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Bollente Companies, Inc. and Subsidiary (Formerly Alcantara Brands Corporation (A Development Stage Company)) as of December 31, 2010 and 2009 and the results of its operations and cash flows for the years then ended and from inception (March 7, 2008) through December 31, 2010 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered losses from operations, which raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ De Joya Griffith & Company, LLC
Henderson, Nevada
April 13, 2011

2580 Anthem Village Dr., Henderson, NV 89052
Telephone (702) 563-1600 •  Facsimile (702) 920-8049

BOLLENTE COMPANIES, INC. AND SUBSIDIARY (FORMERLY ALCANTARA BRANDS CORPORATION)
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2010	2009

ASSETS

Current assets:
Cash	$48	$988
Prepaid expenses	-	3,500
Other receivables, net	-	14,000
Total current assets	48	18,488

Other assets:
Security deposits	-	1,550
Total other assets	-	1,550

Total assets	$48	$20,038

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable	145,426	59,149
Accounts payable - related party	343	343
Notes payable - related party	16,132	9,560
Accrued interest payable - related party	598	-
Line of Credit - related party	16,820	-
Total current liabilities	179,319	69,052

Total liabilities	179,319	69,052

Stockholders' deficit:
Preferred stock, $0.001 par value, 10,000,000 shares
authorized, no shares issued and outstanding
as of December 31, 2010 and December 31, 2009	-	-
Common stock, $0.001 par value, 100,000,000 shares
authorized, 374,729 and 296,762 shares issued and outstanding
as of December 31, 2010 and December 31, 2009, respectively	375	297
Additional paid-in capital	1,184,943	285,290
Subscriptions (receivable)	-	(500)
Subscriptions payable	50,000	80,000
Deficit accumulated during development stage	(1,414,589)	(414,101)
Total stockholders' deficit	(179,271)	(49,014)

Total liabilities and stockholders' deficit	$48	$20,038

See Accompanying Notes to Financial Statements.

BOLLENTE COMPANIES, INC. AND SUBSIDIARY (FORMERLY ALCANTARA BRANDS CORPORATION)
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS

			Inception
			(March 7, 2008)
	For the years ended		to
	December 31,		December 31,
	2010	2009	2010

Revenue	$-	$-	$-

Operating expenses:
General and administrative	32,669	14,862	51,849
Product development - related party	39,576	265,963	336,014
Professional fees	927,645	55,812	1,001,128

Total operating expenses	999,890	336,637	1,388,991

Other expenses:
Interest expense - related party	(598)	-	(598)

Total other expenses	(598)	-	(598)

Net loss	$(1,000,488)	$(336,637)	$(1,414,589)

Net loss per common share - basic	$(2.92)	$(1.19)

Weighted average number of common shares	342,664	283,071
outstanding - basic

See Accompanying Notes to Financial Statements.

BOLLENTE COMPANIES, INC. AND SUBSIDIARY (FORMERLY ALCANTARA BRANDS CORPORATION)
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS' DEFICIT

								Deficit
								Accumulated
					Additional			During	Total
	Preferred Shares		Common Shares		Paid-In	Subscriptions	Subscriptions	Development	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Receivable	Payable	Stage	Deficit
March 7, 2008
Issuance of common stock for cash on organization of the Company	-	$-	150,000	$150	$7,350	$-	$-	$-	$7,500

March 14, 2008
Issuance of common stock for professional fees	-	-	20,000	20	9,980	-	-	-	10,000

September 30, 2008
Issuance of common stock for cash, net offering costs	-	-	110,000	110	49,890	(500)	-	-	49,500

Net loss	-	-	-	-	-	-	-	(77,464)	(77,464)

Balance, December 31, 2008	-	$-	280,000	$280	$67,220	$(500)	$-	$(77,464)	$(10,464)

March 4, 2009
Donated capital	-	-	-	-	1,000	-	-	-	1,000

October 27, 2009
Issuance of common stock for cash	-	-	16,762	17	214,515	-	-	-	214,532

November 2, 2009
Cash received for sale of common stock	-	-	-	-	-	-	50,000	-	50,000

BOLLENTE COMPANIES, INC. AND SUBSIDIARY (FORMERLY ALCANTARA BRANDS CORPORATION)
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS' DEFICIT –CONTINUED-

								Deficit
								Accumulated
					Additional			During	Total
	Preferred Shares		Common Shares		Paid-In	Subscriptions	Subscriptions	Development	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Receivable	Payable	Stage	Deficit
December 17, 2009
Cash received for sale of common stock	-	-	-	-	-	-	30,000	-	30,000

December 31, 2009
Expenses paid for by an officer of the Company	-	-	-	-	2,555	-	-	-	2,555

Net loss								(336,637)	(336,637)

Balance, December 31, 2009	-	$-	296,762	$297	$285,290	$(500)	$80,000	$(414,101)	$(49,014)

February 9, 2010
Issuance of common stock for services	-	-	10,000	10	194,990	-	-	-	195,000

February 28, 2010
Donated capital	-	-	-	-	3,555	-	-	-	3,555

March 3, 2010 Issuance of warrants for services	-	-	-	-	308,176	-	-	-	308,176

March 22, 2010
Issuance of common stock for services	-	-	1,000	1	14,999	-	-	-	15,000

May 5, 2010
Issuance of common stock for cash	-	-	11,967	12	122,988	500	(80,000)	-	43,500

BOLLENTE COMPANIES, INC. AND SUBSIDIARY (FORMERLY ALCANTARA BRANDS CORPORATION)
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS' DEFICIT –CONTINUED-

								Deficit
								Accumulated
					Additional			During	Total
	Preferred Shares		Common Shares		Paid-In	Subscriptions	Subscriptions	Development	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Receivable	Payable	Stage	Deficit
June 9, 2010
Issuance of common stock for services	-	-	35,000	35	174,965	-	-	-	175,000

June 17, 2010
Issuance of common stock for services	-	-	20,000	20	79,980	-	-	-	80,000

July 1, 2010
Shares issuable for services	-	-	-	-	-	-	25,000	-	25,000

October 1, 2010
Shares issuable for services	-	-	-	-	-	-	25,000	-	25,000

Net loss	-	-	-	-	-	-	-	(1,000,488)	(1,000,488)

Balance, December 31, 2010	-	$-	374,729	$375	$1,184,943	$-	$50,000	$(1,414,589)	$(179,271)

See Accompanying Notes to Financial Statements.

BOLLENTE COMPANIES, INC. AND SUBSIDIARY (FORMERLY ALCANTARA BRANDS CORPORATION)
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENT OF CASH FLOWS
			Inception
			(March 7, 2008)
	For the years ended		to
	December 31,		December 31,
	2010	2009	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,000,488)	$(336,637)	$(1,414,589)
Adjustments to reconcile net loss
to net cash used in operating activities:
Shares issued for services	465,000	-	475,000
Warrants issued for services	308,176	-	308,176
Write off of inventory deposit	21,000	-	21,000
Shares payable for services	50,000	-	50,000
Changes in operating assets and liabilities:
Decrease in prepaid expenses	(3,500)	(3,500)	(7,000)
Decrease in other receivables	-	(14,000)	(14,000)
Decrease in security deposits	1,550	(1,550)	-
Increase (decrease) in accounts payable	86,277	23,917	131,191
Increase in accounts payable - related party	-	343	343
Increase in deferred revenue	-	14,235	14,235
Increase in accrued interest payable - related party	598	-	598

Net cash used in operating activities	(71,387)	(317,192)	(435,046)

CASH FLOWS FROM INVESTING ACTIVITIES
Payments for due from related party	(40,000)	-	(40,000)
Repayments from due from related party	40,000	-	40,000

Net cash used in investing activities	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable - related party	6,572	9,560	16,132
Proceeds from line of credit - related party	16,820	-	16,820
Proceeds from sale of common stock, net of offering costs	43,500	294,532	395,032
Donated capital	3,555	3,555	7,110

Net cash provided by financing activities	70,447	307,647	435,094

NET CHANGE IN CASH	(940)	(9,545)	48

CASH AT BEGINNING OF YEAR	988	10,533	-

CASH AT END OF YEAR	$48	$988	$48

SUPPLEMENTAL INFORMATION:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

Non-cash activities:
Shares issued for services	$-	$-	$10,000
Warrants issued for services	$308,176	$-	$308,176
Amortization of prepaid stock compensation	$465,000	$-	$465,000

See Accompanying Notes to Financial Statements.

BOLLENTE COMPANIES, INC. AND SUBSIDIARY
(FORMERLY ALCANTARA BRANDS CORPORATION)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization
The Company was incorporated on March 7, 2008 (Date of Inception) under the laws of the State of Nevada, as Alcantara Brands Corporation.  On October 5, 2010, the Company amended its articles of incorporation and changed its name to Bollente Companies, Inc.

The Company has not commenced significant operations and, in accordance with ASC Topic 915, the Company is considered a development stage company.

Nature of operations
The Company’s business model is to add to existing business by expanding operations in the green and clean-tech sectors. The Company was  involved with the fulfillment of purchase orders for natural resources harvested in Peru, and will continue to explore opportunities in this sector.  During the year ended December 31, 2010, the Company started to explore the consumer products industry with a focus on products and services that feature superior cost/benefit to the end user while achieving greater efficiencies with regard to residential and commercial utility usage and operating costs. Management expects  the Company will realize a material increase in revenues and improved operating margins upon entry into the market with new, proprietary technologies and services.

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

Fair value of financial instruments
Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2010 and 2009. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, prepaid expenses and accounts payable. Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

Level 1: The preferred inputs to valuation efforts are “quoted prices in active markets for identical assets or liabilities,” with the caveat that the reporting entity must have access to that market.  Information at this level is based on direct observations of transactions involving the same assets and liabilities, not assumptions, and thus offers superior reliability. However, relatively few items, especially physical assets, actually trade in active markets.

BOLLENTE COMPANIES, INC. AND SUBSIDIARY
(FORMERLY ALCANTARA BRANDS CORPORATION)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Fair value of financial instruments (continued)
Level 2: FASB acknowledged that active markets for identical assets and liabilities are relatively uncommon and, even when they do exist, they may be too thin to provide reliable information. To deal with this shortage of direct data, the board provided a second level of inputs that can be applied in three situations.

Level 3: If inputs from levels 1 and 2 are not available, FASB acknowledges that fair value measures of many assets and liabilities are less precise. The board describes Level 3 inputs as “unobservable,” and limits their use by saying they “shall be used to measure fair value to the extent that observable inputs are not available.” This category allows “for situations in which there is little, if any, market activity for the asset or liability at the measurement date”. Earlier in the standard, FASB explains that “observable inputs” are gathered from sources other than the reporting company and that they are expected to reflect assumptions made by market participants.

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

Advertising Costs
Advertising costs are anticipated to be expensed as incurred; however there were no advertising costs included in general and administrative expenses for the years ended December 31, 2010 and 2009.

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

BOLLENTE COMPANIES, INC. AND SUBSIDIARY
(FORMERLY ALCANTARA BRANDS CORPORATION)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Income taxes (continued)
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

The Company applies a more-likely-than-not recognition threshold for all tax uncertainties. ASC Topic 740 only allows the recognition of those tax benefits that have a greater than fifty percent likelihood of being sustained upon examination by the taxing authorities. As of December 31, 2010 and 2009, the Company reviewed its tax positions and determined there were no outstanding, or retroactive tax positions with less than a 50% likelihood of being sustained upon examination by the taxing authorities, therefore this standard has not had a material affect on the Company.

The Company does not anticipate any significant changes to its total unrecognized tax benefits within the next 12 months.

The Company classifies tax-related penalties and net interest as income tax expense. As of December 31, 2010 and 2009, no income tax expense has been incurred.

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

Recent pronouncements
The Company has evaluated the recent accounting pronouncements through ASU 2011-01 and believes that none of them will have a material effect on the Company’s financial statements.

BOLLENTE COMPANIES, INC. AND SUBSIDIARY
(FORMERLY ALCANTARA BRANDS CORPORATION)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. As noted above, the Company is in the development stage and, accordingly, has not yet generated revenues from operations. Since its inception, the Company has been engaged substantially in financing activities and developing its business plan and incurring start up costs and expenses. As a result, the Company incurred accumulated net losses from Inception (March 7, 2008) through the period ended December 31, 2010 of ($1,414,589). In addition, the Company’s development activities since inception have been financially sustained through debt and equity financing.

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

NOTE 3 – DUE FROM RELATED PARTY

On March 12, 2010, the Company agreed to purchase 5.625 kilos of gold for an unrelated third party in exchange for cash of $40,000 and 866,667 shares of common stock valued at $260,000 based on the fair value of the common stock.  As of April 28, 2010, the Company had not completed this transaction and this agreement was terminated, consequently the Company did not issue the shares.  During May 2010, the Company returned $40,000 to the unrelated third party.

In March 2010, The Company advanced $40,000 to First Mining Company S.A.C. (“FMC”) in anticipation of the purchase of 5.625 kilos of gold.  Since the transaction was not completed during the three months ended March 31, 2010, the $40,000 was recorded as due from related party.  During May 2010, the Company received a repayment of $40,000 from FMC.  As of December 31, 2010 and 2009, the balance is $0 and $0, respectively.

NOTE 4 – DEFERRED REVENUE

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

BOLLENTE COMPANIES, INC. AND SUBSIDIARY
(FORMERLY ALCANTARA BRANDS CORPORATION)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 – DEFERRED REVENUE (CONTINUED)

During the year ended December 31, 2009 the Company entered into an agreement to sell Lumber totaling $14,235 to an unrelated third party.  The Company was unable to fulfill the order as the lumber inventory was not delivered.  As of December 31, 2010 and 2009, the balance of deferred revenue was $14,235 and $14,235, respectively.  This deferred revenue was reclassified to accounts payable during the year ended December 31, 2010 as the Company does not believe they will be able to satisfy the order and thus will be required to repay the monies advanced.

During the year ended December 31, 2009 the Company advanced monies for the purchase of inventory to satisfy the sale of inventory described above.  The Inventory was not delivered by the vendor and thus the Company was unable to fulfill the sales order.  During the second quarter of the year ended December 31, 2010, the Company purchased an additional $7,000 in lumber from another vendor.  As of December 31, 2010 the Company has not received the lumber by either vendor. As such the Company wrote off $21,000 in prepaid lumber inventory because the suppliers were unable to complete the orders.

NOTE 5 –NOTES PAYABLE – RELATED PARTY

Notes payable consists of the following at:

	December 31, 2010	December 31, 2009
Note payable to an entity owned and controlled by a former officer and director of the Company, unsecured, 0% interest, due upon demand	$9,400	$9,400

Note payable to a former officer, director and shareholder, unsecured, 0% interest, due upon demand	160	160

Note payable to an entity owned and controlled by a former officer and director of the Company, unsecured, 10% interest, due July 2010, as of December 31, 2010, the note payable is in default	800	-

Note payable to an entity owned and controlled by a former officer and director of the Company, unsecured, 10% interest, due August 2010, as of December 31, 2010, the note payable is in default	1,400	-

Note payable to an entity owned and controlled by an officer and director of the Company, unsecured, 0% interest, due upon demand	4,372	-

Notes Payable – Current	$16,132	$9,560

	December 31, 2010	December 31, 2009
Line of credit for up to $150,000, from a shareholder, unsecured, 5% interest, due December 2011	$16,820	-

Line of Credit – Current	$16,820	$-

Interest expense for the years ended December 31, 2010 and 2009 was $598 and $0, respectively.

BOLLENTE COMPANIES, INC. AND SUBSIDIARY
(FORMERLY ALCANTARA BRANDS CORPORATION)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 – STOCKHOLDERS’ EQUITY

The Company is authorized to issue 10,000,000 shares of it $0.001 par value preferred stock and 100,000,000 shares of its $0.001 par value common stock.

On May 11, 2009, the Company effected a 10-for-1 forward stock split of its $0.001 par value common stock.  On October 22, 2010, the Company effected a 1-for-50 reverse stock split of its $0.001 par value common stock.

All shares and per share amounts have been retroactively restated to reflect the split discussed above.

Common Stock

On March 7, 2008, the Company issued two officers of the Company and an individual a total of 150,000 shares of its $0.001 par value common stock at a price of $0.05 per share for a total amount raised of $7,500.

On March 14, 2008, the Company issued 20,000 shares of its common stock toward legal fees at a value of $0.50 per share.

On September 5, 2008, the Company issued 110,000 shares of its common stock to various shareholders at a price of $0.50 per share for a total amount raised in cash of $54,500 and subscriptions receivable of $500.  The Company had offering costs of $5,000.

On March 4, 2009, the Company received donated capital of $1,000.

On March 23, 2009, the Company received cash of $85,000 from an investor for the purchase of 6,641 shares of common stock.  On October 26, 2009, the shares were issued.

On April 8, 2009, the Company received cash of $100,000 from an investor for the purchase of 7,831 shares of common stock.  On October 26, 2009, the shares were issued.

On April 9, 2009, the Company received cash of $29,532 from an investor for the purchase of 2,307 shares of common stock.  On October 27, 2009, the shares were issued.

On November 2, 2009, the Company received cash of $50,000 from an investor for the purchase of 5,000 shares of common stock.  As of December 31, 2009, the shares are unissued and are recorded as subscriptions payable.  The shares were subsequently issued on May 5, 2010.

On December 17, 2009, the Company received cash of $30,000 from an investor for the purchase of 2,667 shares of common stock.  As of December 31, 2009, the shares are unissued and are recorded as subscriptions payable.  The shares were subsequently issued on May 5, 2010.

BOLLENTE COMPANIES, INC. AND SUBSIDIARY
(FORMERLY ALCANTARA BRANDS CORPORATION)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 – STOCKHOLDERS’ EQUITY (CONTINUED)

Common Stock (Continued)

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

On February 9, 2010, the Company executed a consulting agreement for an initial period of six months with automatic renewal for six month terms. The shares are valued at $195,000 which is the fair value of the common stock as of the date of the agreement.  The compensation for this agreement was 10,000 shares of common stock.  On February 18, 2010, the shares were issued. The Company has canceled the agreement and no further compensation is due.

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

On June 3, 2010, the Company agreed to issue 15,000 shares of common stock for consulting services totaling $75,000 to be performed over a period of six months.  The shares were valued according to the fair value of the common stock.  On June 25, 2010, the shares were issued. As part of the agreement, the Company agreed to issue an additional 10,000 shares of common stock valued at $50,000.  This has been recorded as a stock payable.  See Note 9 “Agreements -Consulting Agreements”

BOLLENTE COMPANIES, INC. AND SUBSIDIARY
(FORMERLY ALCANTARA BRANDS CORPORATION)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 – STOCKHOLDERS’ EQUITY (CONTINUED)

Common Stock (Continued)

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

As of December 31, 2010, there have been no other issuances of common stock.

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

The following is a summary of the status of all of the Company’s stock warrants as of December 31, 2010.

	Number Of Warrants	Weighted-Average Exercise Price
Outstanding at January 1, 2010	-	$0.00
Granted	20,000	$15.50
Exercised	-	$0.00
Cancelled	-	$0.00
Outstanding at December 31, 2010	20,000	$15.50
Warrants exercisable at December 31, 2010	20,000	$15.50

The following tables summarize information about stock warrants outstanding and exercisable at December 31, 2010:

	STOCK WARRANTS OUTSTANDING AND EXERCISABLE
Exercise Price	Number of Warrants Outstanding	Weighted-Average Remaining Contractual Life in Years	Weighted- Average Exercise Price
$15.50	20,000	2.17	$15.50
	20,000	2.17	$15.50

BOLLENTE COMPANIES, INC. AND SUBSIDIARY
(FORMERLY ALCANTARA BRANDS CORPORATION)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 – INCOME TAXES

At December 31, 2010 and 2009, the Company had federal operating loss carryforwards of $581,413 and $404,101, respectively.

Components of net deferred tax assets, including a valuation allowance, are as follows at December 31, 2010 and 2009:

	2010	2009
Deferred tax assets:
Net operating loss carryforward	$203,495	$141,435
Total deferred tax assets	203,495	141,435
Less: Valuation allowance	(203,495)	(141,435)
Net deferred tax assets	$-	$-

The valuation allowance for deferred tax assets as of December 31, 2010 and 2009 was $203,495 and $141,435, respectively, which will begin to expire 2028.  In assessing the recovery of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in the periods in which those temporary differences become deductible.  Management considers the scheduled reversals of future deferred tax assets, projected future taxable income, and tax planning strategies in making this assessment.  As a result, management determined it was more likely than not the deferred tax assets would not be realized as of December 31, 2010 and 2009 and maintained a full valuation allowance.

Reconciliation between the statutory rate and the effective tax rate is as follows at December 31, 2010 and 2009:

	2010	2009
Federal statutory rate	(35.0)%	(35.0)%
State taxes, net of federal benefit	(0.00)%	(0.00)%
Change in valuation allowance	35.0%	35.0%
Effective tax rate	0.0%	0.0%

NOTE 9 – AGREEMENTS

Lease Agreement

On March 1, 2009, the Company executed a three month lease for an executive office located at 3753 Howard Hughes Parkway, Suite 200, Las Vegas, NV and is subject to automatic renewals.  The monthly rent for this office is currently $1,550.  During the year ended December 31, 2010, the Company wrote off the security deposit due to the cancellation of the lease.  As of December 31, 2010 and 2009, the Company had $0 and $1,550, respectively, in refundable security deposits related to this lease.

BOLLENTE COMPANIES, INC. AND SUBSIDIARY
(FORMERLY ALCANTARA BRANDS CORPORATION)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 – AGREEMENTS (CONTINUED)

Employment Agreement

On March 3, 2010, the Company executed a five year employment agreement with Carlos Alcantara for the position of CEO, President and Member of the board of directors which would be automatically extended for two additional five year terms.  The base salary was $250,000 per year and would be adjusted annually at the discretion of the board of directors or a 3% increase, whichever is greater.  Upon execution of this agreement, Mr. Alcantara would receive a signing bonus of $50,000 and 20,000 shares of common stock.  Mr. Alcantara would be eligible for employee incentive plan which would be based on gross sales and acquisitions.  The Company also granted 20,000 stock options with an exercise price of 15.50 per share which would expire on March 2, 2015.  The options would vest 1,000 options at the start of employment, and 2,000 options on each of the five anniversary dates of this agreement.  In April 2010, the Company and Mr. Alcantara terminated the agreement and both parties agreed to a full release and settlement.  Mr. Alcantara has waived his rights to all compensation related to this agreement and will not receive cash, common stock or stock options as part of this employment agreement.

Investment Banking Agreement

On March 22, 2010, the Company executed an investment banking agreement with an unrelated third party to assist the Company with obtaining equity financing.  The Company agreed to issue 1,000 shares of common stock upon execution of the agreement.  Additionally, the Company agreed to a fee payable in cash totaling 10% of the equity financing and warrants in the amount of 10% of the number of shares of common sold of the equity financing.  The agreement expired on September 22, 2010.  On April 26, 2010, the shares were issued.  The Company recorded $15,000 in consulting fees expense during the year ended December 31, 2010.

Consulting Agreements

On June 3, 2010, the Company executed a consulting and financial advisory agreement with an entity to assist the Company with financial and management consulting services.  The Company agreed to issue 15,000 shares of common stock upon execution of the agreement valued at $75,000 based on the fair value of the common stock.  Additionally, the Company agreed to a fixed quarterly fee of 5,000 shares of common stock which will be due on July 1, 2010 and October 1, 2010.  The value of the 10,000 shares of common stock related to the two fixed quarterly fees totaled $50,000.  The agreement expired on December 2, 2010.  On June 25, 2010, the Company issued 15,000 shares.  The Company recorded $125,000 in consulting fees expense during the year ended December 31, 2010.  As of December 31, 2010, the Company has $50,000 in subscriptions payable for 10,000 shares owed to the entity.  As of the date of this filing, the shares have not been issued.

BOLLENTE COMPANIES, INC. AND SUBSIDIARY
(FORMERLY ALCANTARA BRANDS CORPORATION)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 – AGREEMENTS (CONTINUED)

Consulting Agreements (Continued)

On June 9, 2010, the Company executed a consulting agreement with a related party to assist the Company with business consulting services.  The Company agreed to issue 20,000 shares of common stock upon execution of the agreement.  The agreement expired on December 8, 2010.  On June 25, 2010, the Company issued 20,000 shares.  The Company recorded $100,000 in consulting fees expense during the year ended December 31, 2010.

On June 17, 2010, the Company executed a consulting agreement with an entity to assist the Company with business consulting services.  The Company agreed to issue 20,000 shares of common stock upon execution of the agreement.  The agreement expired on December 16, 2010.  On June 25, 2010, the Company issued 20,000 shares.  The Company recorded $80,000 in consulting fees expense during the year December 31, 2010.

NOTE 10 – RELATED PARTY TRANSACTIONS

During the years ended December 31, 2010 and 2009, the Company had product development expenses totaling $39,576 and $265,963, respectively, which were to entities that are owned and controlled by a former officer, director and shareholder of the Company.

NOTE 11 – SUBSEQUENT EVENTS

On March 7, 2011, the Company entered into a reverse triangular merger by and among Woodmans Lumber and Millworks Peru (“Woodmans”), a Nevada corporation and wholly owned subsidiary of the Registrant, and Bollente, Inc., a Nevada corporation, Woodman’s and Bollente being the constituent entities in the merger, whereby the Company intends to issue 4,707,727 shares of its 144 restricted common stock in exchange for 100% of Bollente’s outstanding membership interest. Pursuant to the terms of the merger, Woodman’s will be merged with Bollente wherein Woodmans shall cease to exist and Bollente will become a wholly owned subsidiary of the Company. Subject to the terms and conditions set forth in the Merger Agreement, the Merger is anticipated to become effective on or before April 15, 2011. The Merger with Bollente, upon closing, will provide the Company with the ownership of 100% of Bollente.

On February 25, 2011, the Company issued 3 Units in exchange for $30,000 to an investor. Each Unit consists of an $11,000 debenture maturing in fifteen months from the closing of the offering, plus 10,000 shares of common stock of the Company, at a purchase price of $10,000 per Unit.

On March 3, 2011, the Company entered into an agreement with Stoecklein Law Group (“SLG”) to cancel an outstanding bill of $115,768.14 for legal services in exchange for 250,000 shares common stock. SLG is a related party in this transaction by virtue of being a beneficial owner.