Form 10-Q
period 2011-03-31
Bollente Companies Inc.
filed 2011-05-23
CIK 1429393

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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
Yes  ☐     No  ☒

The number of shares of Common Stock, $0.001 par value, outstanding on May 19, 2011, was 624,733 shares.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

BOLLENTE COMPANIES, INC. (FORMERLY ALCANTARA BRANDS CORPORATION)
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2011	2010
	(unaudited)	(audited)
ASSETS

Current assets:
Cash	$1,544	$48
Prepaid compensation	500	-
Total current assets	2,044	48

Other assets:
Financing cost, net	5,940
Security deposits	1,500	-
Total other assets	7,440	-

Total assets	$9,484	$48

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable	28,054	145,426
Accounts payable - related party	343	343
Notes payable - related party	11,760	16,132
Accrued interest payable - related party	868	598
Line of credit - related party	22,820	16,820
Total current liabilities	63,845	179,319

Long term liabilities:
Notes payable, net of unamortized debt discount of $2,700	30,300	-
Total long term liabilities	30,300	-

Total liabilities	94,145	179,319

Stockholders' deficit:
Preferred stock, $0.001 par value, 10,000,000 shares
authorized, no shares issued and outstanding
as of March 31, 2011 and December 31, 2010	-	-
Common stock, $0.001 par value, 100,000,000 shares
authorized, 624,733 and 374,729 shares issued and outstanding
as of March 31, 2011 and December 31, 2010, respectively	625	375
Additional paid-in capital	1,322,193	1,184,943
Subscriptions payable	56,600	50,000
Note receivable - related party	(4,615)	-
(Deficit) accumulated during development stage	(1,459,464)	(1,414,589)
Total stockholders' deficit	(84,661)	(179,271)

Total liabilities and stockholders' deficit	$9,484	$48

See Accompanying Notes to Financial Statements.

BOLLENTE COMPANIES, INC. (FORMERLY ALCANTARA BRANDS CORPORATION)
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS

			Inception
			(March 7, 2008)
	For the three months ended		to
	March 31,		March 31,
	2011	2010	2011

Revenue	$-	$-	$-

Operating expenses:
General and administrative	10,323	8,573	62,172
Product development - related party	-	39,576	336,014
Professional fees	11,541	393,340	1,037,669

Total operating expenses	21,864	441,489	1,435,855

Other expenses:
Interest expense - related party	(269)	-	(867)
Interest expense	(22,742)	(17)	(22,742)

Total other expenses	(23,011)	(17)	(23,609)

Net loss	$(44,875)	$(441,506)	$(1,459,464)

Weighted average number of common shares	399,733	301,429
outstanding - basic

Net loss per common share - basic	$(0.11)	$(1.46)

See Accompanying Notes to Financial Statements.

BOLLENTE COMPANIES, INC. (FORMERLY ALCANTARA BRANDS CORPORATION)
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS

			Inception
			(March 7, 2008)
	For the three months ended		to
	March 31,		March 31,
	2011	2010	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(44,875)	$(441,506)	$(1,459,464)
Adjustments to reconcile net loss
to net cash used in operating activities:
Shares issued for services	-	65,000	475,000
Warrants issued for services	-	308,176	308,176
Write off of inventory deposit	-		21,000
Shares payable for services	-	-	50,000
Non-cash financing cost	21,732	-	21,732
Amortization of financing cost	660	-	660
Amortization of debt discount	300	-	300

Changes in operating assets and liabilities:
(Increase) in prepaid expenses	-	(1,000)	(7,000)
(Increase) in prepaid compensation	(500)	-	(500)
Decrease in other receivables	-	-	(14,000)
(Increase) in security deposits	(1,500)	-	(1,500)
Increase (decrease) in accounts payable	(1,654)	19,850	129,537
Increase in accounts payable - related party	-	-	343
Increase in deferred revenue	-	40,000	14,235
Increase in accrued interest payable - related party	270	17	868

Net cash used in operating activities	(25,567)	(9,463)	(460,613)

CASH FLOWS FROM INVESTING ACTIVITIES
Payments for due from related party	(5,175)	(40,000)	(45,175)
Repayments from due from related party	560	-	40,560

Net cash used in investing activities	(4,615)	(40,000)	(4,615)

CASH FLOWS FROM FINANCING ACTIVITIES
Bank overdraft	-	420	-
Proceeds from notes payable - related party	-	1,500	16,132
Repayments of notes payable - related party	(4,372)	-	(4,372)
Proceeds from line of credit - related party	6,000	-	22,820
Proceeds from notes payable	30,000	-	30,000
Proceeds from sale of common stock, net of offering costs	-	43,000	395,032
Donated capital	-	3,555	7,110

Net cash provided by financing activities	31,628	48,475	466,722

NET CHANGE IN CASH	1,496	(988)	1,544

CASH AT BEGINNING OF YEAR	48	988	-

CASH AT END OF YEAR	$1,544	$-	$1,544

SUPPLEMENTAL INFORMATION:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

Non-cash activities:
Shares issued as settlement of accounts payable	$115,718	$-	$115,718
Shares issued for services	$-	$-	$10,000
Warrants issued for services	$-	$308,176	$308,176
Amortization of prepaid stock compensation	$-	$65,000	$465,000

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

These statements reflect all adjustments, consisting of normal recurring adjustments, which in the opinion of management, are necessary for fair presentation of the information contained therein. It is suggested that these interim financial statements be read in conjunction with the financial statements of the Company for the year ended December 31, 2010 and notes thereto included in the Company’s 10-K annual report and all amendments. The Company follows the same accounting policies in the preparation of interim reports.

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

The Company accounts for equity instruments issued in exchange for the receipt of goods or services from other than employees in accordance with FASB ASC 718-10 and the conclusions reached by the FASB ASC 505-50. Costs are measured at the estimated fair market value of the consideration received or the estimated fair value of the equity instruments issued, whichever is more reliably measurable. The value of equity instruments issued for consideration other than employee services is determined on the earliest of a performance commitment or completion of performance by the provider of goods or services as defined by FASB ASC 505-50.

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

Principles of consolidation
The consolidated financial statements include the accounts of Bollente Companies, Inc. (Nevada Corporation), and its wholly-owned subsidiary Woodmans Lumber and Millworks Peru (Nevada Corporation).  All significant inter-company balances and transactions have been eliminated.  Bollente Companies, Inc. (Nevada Corporation) and Woodmans Lumber and Millworks Peru (Nevada Corporation) will be collectively referred herein to as the “Company”.

Recent pronouncements
The Company has evaluated the recent accounting pronouncements through ASU 2011-03 and believes that none of them will have a material effect on the Company’s financial statements.

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. As noted above, the Company is in the development stage and, accordingly, has not yet generated revenues from operations. Since its inception, the Company has been engaged substantially in financing activities and developing its business plan and incurring start up costs and expenses. As a result, the Company incurred accumulated net losses from Inception (March 7, 2008) through the period ended March 31, 2011 of ($1,459,464). In addition, the Company’s development activities since inception have been financially sustained through debt and equity financing.

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

NOTE 3 –NOTES PAYABLE – RELATED PARTY

Notes payable consists of the following at:

	March 31, 2011	December 31, 2010
Note payable to an entity owned and controlled by an officer and director of the Company, unsecured, 0% interest, due upon demand	$9,400	$9,400

Note payable to an officer, director and shareholder, unsecured, 0% interest, due upon demand	160	160

Note payable to an entity owned and controlled by an officer and director of the Company, unsecured, 10% interest, due July 2010	800	800

Note payable to an entity owned and controlled by an officer and director of the Company, unsecured, 10% interest, due August 2010	1,400	1,400

Note payable to an entity owned and controlled by an officer and director of the Company, unsecured, 0% interest, due upon demand	-	4,372

Notes Payable – Current	$11,760	$16,132

	March 31, 2011	December 31, 2010
Line of credit for up to $150,000, from a shareholder, unsecured, 5% interest, due December 2011	$22,820	$16,820

Line of Credit – Current	$22,820	$16,820

Interest expense for the three months ended March 31, 2011 and 2010 was $269 and $17, respectively.

NOTE 4 –NOTES PAYABLE

Notes payable consists of the following at:

	March 31, 2011	December 31, 2010
Note payable with an unrelated third party, unsecured, $3,000 in debt discount, due May 2012	$33,000	$-
Debt Discount	(2,700)

Notes Payable – Long Term	$30,300	$-

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

Common Stock
During the three months ended March 31, 2011 the Company entered into the following transactions to issue common stock:

On February 17, 2011, the Company agreed to issue 30,000 shares of common stock issued in connection with a promissory note.  The shares were valued according to the fair value of the common stock at $6,600, the value was capitalized as financing cost as will be amortized until date of maturity.  As of March 31, 2011, the shares are unissued and are recorded to stock payable.

BOLLENTE COMPANIES INC. (FORMERLY ALCANTARA BRANDS CORPORATION)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On March 23, 2011, the Company issued 250,000 shares of common stock to settle an account payable totaling $115,718.  The shares were valued according to the fair value of the common stock.  The fair value of the shares exceeded the value of the accounts payable by $21,782 which was recorded to interest expense.

During the three months ended March 31, 2011, there have been no other issuances of common stock.

NOTE 6 – WARRANTS

The following is a summary of the status of all of the Company’s stock warrants as of March 31, 2011 and changes during the three months ended on that date:

	Number Of Warrants	Weighted-Average Exercise Price
Outstanding at January 1, 2011	20,000	$0.00
Granted	-	$15.50
Exercised	-	$0.00
Cancelled	-	$0.00
Outstanding at March 31, 2011	20,000	$15.50
Warrants exercisable at March 31, 2011	20,000	$15.50

The following tables summarize information about stock warrants outstanding and exercisable at March 31, 2011:

	STOCK WARRANTS OUTSTANDING AND EXERCISABLE
Exercise Price	Number of Warrants Outstanding	Weighted-Average Remaining Contractual Life in Years	Weighted- Average Exercise Price
$ 15.50	20,000	1.92	$ 15.50
	20,000	1.92	$ 15.50

NOTE 7 – AGREEMENTS

Lease Agreement
On January 3, 2011, the Company executed a sublease agreement with  a related party.  The lease term is month to month at a rate of $1,500 per month.  The Company paid a refundable security deposit of $1,500.  The rent expense for the three months ended March 31, 2011 was $4,500.

Employment Agreement
On March 1, 2011, the Company entered into a one year employment agreement with the President of the Company, with an option for the Company to renew the agreement for an additional year.  The officer will receive annual compensation of $42,000 due monthly.  The officer has the option to elect to receive shares of common stock in lieu of cash at a rate of $1 per share.  In May 2011, the officer will receive 50,000 shares of common stock and will receive 50,000 shares every quarter thereafter during the term of employment.  The compensation expense for the three months ended March 31, 2011 was $3,500 and is recorded in general and administrative expenses.

BOLLENTE COMPANIES INC. (FORMERLY ALCANTARA BRANDS CORPORATION)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Consulting Agreements

On June 3, 2010, the Company executed a consulting and financial advisory agreement with an entity to assist the Company with financial and management consulting services.  The Company agreed to issue 15,000 shares of common stock upon execution of the agreement.  The agreement expires on December 2, 2010.  On June 25, 2010, the Company issued 15,000 shares.  Additionally, the Company agreed to a fixed quarterly fee of 5,000 shares of common stock which will be due on July 1, 2010 and October 1, 2010.  As of March 31, 2011, the Company had a stock payable totaling $50,000 for the 10,000 shares that are unissued.

NOTE 8 – RELATED PARTY TRANSACTIONS

As of March 31, 2011, the Company had accounts payable totaling $343 due to an entity that is owned and controlled by a former officer, director and shareholder of the Company.

NOTE 9 – SUBSEQUENT EVENTS

On March 7, 2011, the Company entered into a reverse triangular merger by and among Woodmans Lumber and Millworks Peru (“Woodmans”), a Nevada corporation and wholly owned subsidiary of the Registrant, and Bollente, Inc., a Nevada corporation, Woodman’s and Bollente being the constituent entities in the merger, whereby the Company intends to issue 4,707,727 shares of its 144 restricted common stock in exchange for 100% of Bollente’s outstanding membership interest. Pursuant to the terms of the merger, Woodman’s will be merged with Bollente wherein Woodmans shall cease to exist and Bollente will become a wholly owned subsidiary of the Company. Subject to the terms and conditions set forth in the Merger Agreement, the Merger is anticipated to become effective on or before April 15, 2011. The Merger with Bollente, upon closing, will provide the Company with the ownership of 100% of Bollente.  On May 17, 2011, the Company issued 4,707,727 shares of common stock and the merger closed.

During the month ended April 2011, the Company received $8,750 as a draw on the line of credit.

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

References in the following discussion and throughout this quarterly report to “we”, “our”, “us”, “Bollente”, “the Company”, and similar terms refer to Bollente Companies, Inc. unless otherwise expressly stated or the context otherwise requires.

OVERVIEW AND OUTLOOK

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

On March 7, 2011, we entered into a reverse triangular merger by and among Woodmans Lumber and Millworks Peru (“Woodmans”), a Nevada corporation and our wholly-owned subsidiary, Bollente, Inc., a Nevada corporation, Woodmans and Bollente, Inc. being the constituent entities in the merger, whereby we intend to issue 4,707,727 shares of our 144 restricted common stock in exchange for 100% of Bollente, Inc.’s issued and outstandingcommon stock. Pursuant to the terms of the merger, Woodmans will be merged with Bollente, Inc. wherein Woodmans shall cease to exist and Bollente, Inc. will become our wholly owned subsidiary. Subject to the terms and conditions set forth in the Merger Agreement, the Merger was anticipated to become effective on April 15, 2011.

On April 20, 2011, the Company’s OTC-BB ticker symbol changed from ACBR to BOLC.

Subsequent Events

On May 5, 2011, we entered into an Addendum No. 1 (“Addendum”) to the Acquisition Agreement and Plan of Merger dated March 9, 2011 (“Original Agreement”) by and among Woodmans Lumber and Millworks Peru (“WOODMANS”), a Nevada corporation and wholly-owned subsidiary of the Registrant, and Bollente, Inc. (“Bollente, Inc.”), a Nevada corporation. Pursuant to the Addendum the effective date was extended from April 15, 2011 to May 16, 2011 to complete the conditions set forth in the Merger Agreement.

On May 16, 2011, we filed Articles of Merger with the Secretary of State, State of Nevada which completed the reverse triangular merger by and among WOODMANS, a wholly-owned subsidiary of the Registrant, and Bollente, Inc. Pursuant to the merger agreement WOODMANS ceased to exist and Bollente, Inc. became a wholly owned subsidiary of the Registrant.

As a result of the merger, our entire operations are currently based upon the operations of wholly-owned subsidiary Bollente, Inc., which is involved in researching and manufacturing a green technology centered on a tankless water heater system for residential and commercial purposes. The company’s first product is a high quality, whole-house, electric tankless water heater that is more energy efficient than conventional products.

Bollente, Inc.’s Tankless Electric Water Heaters

The Company is committed to manufacturing and distributing a new, high-quality, highly efficient electric tankless water heater that will exceed American consumer performance expectations for large quantities of hot water and delivery of hot water at consistent temperature with an affordable, durable and reliable design. Bollente, Inc. has several features and design innovations which are new to the electric tankless water heater market that will give Bollente Inc.’s products a sustainable competitive advantage over its rivals in the market.

Our tankless water heaters are built to provide an endless hot water supply  because they are designed to heat water as it flows through the system, and are capable of higher flow rates at a given temperature because of its improved design and great efficiency. Our tankless water heaters can save energy and reduce operating costs compared to tank systems because unlike tanks, if there is no hot water demand, no energy is being used. However, Bollente, Inc. will improve life-cycle costs as well by virtue of an improved design conceived not only to increase efficiency, but also the longevity of its products versus competitive units. Generally, a typical tank water heater lasts 7-14 years. Gas tankless systems may last longer, but require routine maintenance. Our product line is designed to last longer than tank water heaters without any routine maintenance required under most conditions. These are some of the advantages we believe our product will offer to consumers.

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

Results of Operations

Please note that the results of operations provided below do not relate to the current operations acquired through the closing of the merger with Bollente, Inc., as the closing occurred subsequent to the three months ended March 31, 2011.

Revenues

Since our inception on March 7, 2008 through March 31, 2011, we have not generated any revenues.

Expenses

Operating expenses totaled $21,864 during the three months ended March 31, 2011 as compared to $441,489 in the prior year.  In the three month period ended March 31, 2011, our expenses primarily consisted of General and Administrative of $10,323 and Professional fees $11,541.

Professional fees decreased $381,799 from the three months ended March 31, 2010 to the three months ended March 31, 2011.  The professional fees decreased due to lack of issuance of warrants.  During the three month period ended March 31, 2010, the Company granted 20,000 warrants for legal fees which were valued at $308,176 as compared to the three months ended March 31, 2011 when no warrants were granted.

General and administrative fees increased $1,750 from the three months ended March 31, 2010 to the three months ended March 31, 2011.  This increase was primarily attributed to an increase in compensation due to the President of the Company.

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

Liquidity and Capital Resources

As of March 31, 2011, we had $1,544 in cash and cash equivalents. The following table provides detailed information about our net cash flow for all financial statement periods presented in this Quarterly Report. To date, we have financed our operations through the issuance of stock and borrowings.

The following table sets forth a summary of our cash flows for the three months ended March 31, 2011 and 2010:

	Three Months Ended March 31,
	2011	2010
Net cash provided by (used in) operating activities	$(25,567)	$(9,463)
Net cash provided by (used in) investing activities	(4,615)	(40,000)
Net cash provided by (used in) financing activities	31,628	48,475
Net increase/(decrease) in Cash	1,496	(988)
Cash, beginning	48	988
Cash, ending	$1,544	$-

Operating activities

Net cash used in operating activities was $25,567 for the period ended March 31, 2011, as compared to $9,463 used in operating activities for the same period in 2010. The increase in net cash used in operating activities was primarily due to a decrease in accounts payable.

Investing activities

Net cash used in investing activities was $4,615 for the period ended March 31, 2011, as compared to $40,000 used in investing activities for the same period in 2010. The decrease in net cash used in investing activities was primarily due to lack of loans to related parties.

Financing activities

Net cash provided by financing activities for the period ended March 31, 2011 was $31,628, as compared to $48,475 for the same period of 2010. The decrease of net cash provided by financing activities was mainly attributable to a decrease in proceeds from the sale of common stock in addition to a decrease in proceeds from related party notes.

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

Item 1A. Risk Factors

We are subject to significant competition from large, well-funded companies.

The industry we compete in is characterized by intense competition and rapid and significant technological advancements. Many companies are working in a number of areas similar to our primary field of interest to develop new products; some of which may be similar and/or competitive to our products.

Most of the companies with which we compete have substantially greater financial, technical, manufacturing, marketing, sales and distribution and other resources than us. If a competitor enters the tankless water heater industry and establishes a greater market share in the direct-selling channel, our business and operating results will be adversely affected.

If we fail to secure or protect our intellectual property rights, our products and competitors may be able to use our designs, each of which could harm our reputation, reduce our revenues and increase our costs.

We will rely on intellectual property laws to protect our proprietary rights with respect to our trademarks and pending patent. We are susceptible to injury from patent infringment, which may harm our reputation for producing high-quality products or force us to incur additional expense in enforcing our rights. It is difficult and expensive to detect and prevent patent infringement. Despite our efforts to protect our intellectual property, some may attempt to violate our intellectual property rights by using our trademarks and imitating our products, which could potentially harm our brand, reputation and financial condition.

We may face significant expenses and liability in connection with the protection of our intellectual property rights. Infringement claims and lawsuits likely would be expensive to resolve and would require substantial management time and resources. Any adverse determination in litigation could subject us to the loss of our rights to a particular trademark, which could prevent us from manufacturing, selling or using certain aspects of our products or could subject us to substantial liability, any of which would harm our results of operations. Aside from infringement claims against us, if we fail to secure or protect our intellectual property rights, our competitors may be able to use our designs. If we are unable to successfully protect our intellectual property rights or resolve any conflicts, our results of operations may be harmed.

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

We believe that the issuance and sale of the above shares was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2) and Regulation D Rule. The shares were sold directly by us and did not involve a public offering or general solicitation. The recipients of the shares were afforded an opportunity for effective access to files and records of the Registrant that contained the relevant information needed to make their investment decision, including the financial statements and 34 Act reports. We reasonably believed that the recipient, immediately prior to the sale of the shares, was an accredited investor and had such knowledge and experience in our financial and business matters that they were capable of evaluating the merits and risks of their investment. The management of the recipients had the opportunity to speak with our management on several occasions prior to their investment decision. There were no commissions paid on the issuance and sale of the shares.

On March 3, 2011, we entered into an agreement with Stoecklein Law Group (“SLG”) to cancel an outstanding bill of $115,768.14 for legal services in exchange for 250,000 shares of unrestricted Common Stock (the “Shares”). SLG was a related party in this transaction by virtue of being a beneficial owner, and remains a beneficial owner after the Merger closed on May 16, 2011.

Pursuant to the Merger Agreement we are in the process of issuing a total of 4,707,727 shares of our restricted common stock in exchange for 100% of the issued and outstanding shares of Bollente, Inc.

We believe that the issuance and sale of the above shares and warrants was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2) and Regulation D Rule 506. The shares were sold directly and did not involve a public offering or general solicitation. The recipients of the shares and warrants were afforded an opportunity for effective access to files and records of the Company that contained the relevant information needed to make their investment decisions, including the financial statements and 34 Act reports. We reasonably believed that the recipients, immediately prior to the sale of the shares, had such knowledge and experience in our financial and business matters that they were capable of evaluating the merits and risks of their investments. The recipients had the opportunity to speak with the Company’s management on several occasions prior to their investment decision. There were no commissions paid on the issuance and sale of the shares.

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities from the time of our inception on March 7, 2008 through the period ended March 31, 2011.

Item 3.  Defaults Upon Senior Securities.

None.

Item 5. Other Information.

On March 1, 2011, we entered into an employment agreement with our Chief Executive Officer, Robertson James Orr, wherein Mr. Orr agreed to serve as Chief Executive Officer. The term of the agreement began on March 1, 2011 and will expire on February 28, 2012 with an option for the Company to renew the agreement for an additional year. The Company agreed to compensate Mr. Orr with a base annual salary of Forty Two Thousand ($42,000) dollars; or alternatively, Mr. Orr has the option to recieve shares of common stock in lieu of cash at a rate of $1 per share. In addition, Mr. Orr is entitled to receive 200,000 common shares, which shall vest in equal quarterly payments. The first payment of 50,000 shares will occur on May 31, 2011. The employment agreement is attached hereto as Exhibit 10.2.

Item 6. Exhibits.

			Incorporated by reference
Exhibit Number	Exhibit Description	Filed herewith	Form	Period ending	Exhibit	Filing date
2.1	Acquisition Agreement and Plan of Reorganization by and among Bollente Companies, Inc., Woodmans Lumber and Millworks Peru, and Bollente, Inc– dated March 7, 2011		8-K		2.1	3/10/2011
2.2	Addendum No. 1 to Acquisition Agreement and Plan of Merger by and among Bollente Companies, Inc., Woodmans Lumber and Millworks Peru, and Bollente, Inc – dated May 5, 2011		8-K		2.2	5/6/2011
3i(d)	Articles of Merger – dated May 16, 2011		8-K		3i(d)	5/16/2011
10.1	Debt Cancelation Agreement – dated March 3, 2011		8-K		10.1	3/10/2011
10.2	Employment Agreement – dated March 1, 2011	X
31	Certification pursuant to Section 302 of the Sarbanes-Oxley Act	X
32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act	X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BOLLENTE COMPANIES INC.
(Registrant)

By:/S/ Robertson J. Orr
      Robertson J. Orr, President

Date: May 23, 2011