Form 10-Q
period 2011-06-30
Bollente Companies Inc.
filed 2011-09-15
CIK 1429393

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

EmeraldPlaza

402 West Broadway

Suite690

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

Yes ☐   No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Ruble 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐(Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐     No  ☒

The number of shares of Common Stock, $0.001 par value, outstanding on September 14, 2011, was 5,757,460 shares.

BOLLENTE COMPANIES, INC.

QUARTERLY PERIOD ENDED JUNE 30, 2011

(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS
(unaudited)

	June 30,	December 31,
	2011	2010

ASSETS

Current assets:
Cash	$ -	$ 48
Prepaid stock compensation	287,500	-
Total current assets	287,500	48

Other assets:
Deferred financing cost, net	4,620	-
Security deposits	1,500	-
Total other assets	6,120	-

Total assets	$ 293,620	$ 48

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Bank overdraft	$ 1,223	$ 81
Accounts payable	32,049	145,426
Accounts payable - related party	343	343
Accrued salaries - related party	9,500	-
Notes payable - related party	12,010	12,510
Accrued interest payable - related party	15,374	598
Line of credit - related party	47,270	16,820
Notes payable, net of unamortized debt discount of $2,100	30,900	-
Total current liabilities	148,669	175,778

Long-term liabilities:
Notes payable - related party	500,278	-
Total long-term liabilities	500,278	-

Total liabilities	648,947	175,778

Stockholders' deficit:
Preferred stock, $0.001 par value, 10,000,000 shares
authorized, no shares issued and outstanding
as of June 30, 2011 and December 31, 2010, respectively	-	-
Common stock, $0.001 par value, 100,000,000 shares
authorized, 5,757,460 and 374,729 shares issued and outstanding
as of June 30, 2011 and December 31, 2010, respectively	5,757	375
Additional paid-in capital	1,691,335	1,219,218
Subscriptions payable	56,600	50,000
Deficit accumulated during development stage	(2,109,019)	(1,445,323)
Total stockholders' deficit	(355,327)	(175,730)

Total liabilities and stockholders' deficit	$ 293,620	$ 48

See Accompanying Notes to Consolidated Financial Statements.

BOLLENTE COMPANIES, INC. (FORMERLY ALCANTARA BRANDS CORPORATION)
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

					Inception
					(March 7, 2008)
	For the three months ended		For the six months ended		to
	June 30,		June 30,		June 30,
	2011	2010	2011	2010	2011

Revenue	$ -	$ -	$ -	$ -	$ -

Operating expenses:
General and administrative	55,829	750	72,761	11,443	129,069
Product development - related party	-	-	-	39,576	336,014
Professional fees	38,179	181,331	51,219	579,172	1,103,347

Total operating expenses	94,008	182,081	123,980	630,191	1,568,430

Other expenses:
Interest expense - related party	(506)	(227)	(15,054)	(323)	(15,927)
Interest expense	(1,920)	-	(24,662)	(750)	(24,662)

Total other expenses	(2,426)	(227)	(39,716)	(1,073)	(40,589)

Net loss	$(96,434)	$ (182,308)	$ (163,696)	$ (631,264)	$ (1,609,019)

Weighted average number of common shares	3,079,188	318,610	1,746,862	310,067
outstanding - basic

Net loss per common share - basic	$ (0.03)	$ (0.57)	$ (0.09)	$ (2.04)

 See Accompanying Notes to Consolidated Financial Statements.

BOLLENTE COMPANIES, INC. (FORMERLY ALCANTARA BRANDS CORPORATION)
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

			Inception
			(March 7, 2008)
	For the six months ended		to
	June 30,		June 30,
	2011	2010	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (163,696)	$ (631,264)	$ (1,609,019)
Adjustments to reconcile net loss
to net cash used in operating activities:
Shares issued for services	-	-	10,000
Amortization of prepaid stock compensation	12,500	207,500	477,500
Shares issued for employment agreement	40,000	-	40,000
Warrants issued for services	-	308,176	308,176
Write-off of inventory deposit	-		21,000
Shares payable for services	-	-	50,000
Non-cash financing cost	21,781	-	22,056
Amortization of deferred financing cost	1,980	-	1,980
Amortization of debt discount	900	-	900
Changes in operating assets and liabilities:
(Increase) in prepaid expenses	-	3,500	(7,000)
Decrease in prepaid inventory - related party	-	7,000	-
Decrease in other receivables	-	(14,000)	(14,000)
(Increase) in security deposits	(1,500)	-	(1,500)
Increase (decrease) in accounts payable	2,341	49,525	133,532
Increase in accounts payable - related party	-	-	343
Increase in accrued salaries - related party	9,500	-	9,500
Increase in deferred revenue	-	-	14,235
Increase in accrued interest payable - related party	15,054	324	15,652

Net cash used in operating activities	(61,140)	(69,239)	(526,645)

CASH FLOWS FROM INVESTING ACTIVITIES
Payments for due from related party	-	(40,000)	(40,000)
Repayments from due from related party	-	40,000	40,000

Net cash used in investing activities	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Bank overdraft	1,142	-	1,223
Proceeds from notes payable - related party	850	21,950	12,610
Repayments of notes payable - related party	(1,350)	-	(1,350)
Proceeds from line of credit - related party	30,450	-	47,270
Proceeds from notes payable	30,000	-	38,500
Proceeds from sale of common stock, net of offering costs	-	43,500	421,282
Donated capital	-	3,555	7,110

Net cash provided by financing activities	61,092	69,005	526,645

NET CHANGE IN CASH	(48)	(234)	-

CASH AT BEGINNING OF YEAR	48	1,238	-

CASH AT END OF YEAR	$ -	$ 1,004	$ -
			$ -

SUPPLEMENTAL INFORMATION:
Interest paid	$ -	$ -	$ -
Income taxes paid	$ -	$ -	$ -

Shares issued as settlement of accounts payable	$ (115,718)	$ -	$ (115,718)
Shares issued for employment agreement	$ (40,000)	$ -	$ (40,000)
Shares issued for services	$ -	$ -	$ 10,000
Warrants issued for services	$ -	$ 308,176	$ 308,176
Shares issued for prepaid stock compensation	$ 300,000	$ -	$ 765,000
Deemed distribution to majority shareholder	$ (500,000)	$ -	$ (500,000)

See Accompanying Notes to Consolidated Financial Statements.

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

These statements reflect all adjustments, consisting of normal recurring adjustments, which in the opinion of management, are necessary for a fair presentation of the information contained therein. It is suggested that these interim financial statements be read in conjunction with the financial statements of the Company for the year ended December 31, 2010 and notes thereto included in the Company’s 10-K annual report along with the restatement footnote included below and all amendments and the 8-K to be filed in 2011. The Company follows the same accounting policies in the preparation of interim reports.

Results of operations for the interim period are not indicative of annual results.

Principles of consolidation

The consolidated financial statements include the accounts of Bollente Companies, Inc. and its wholly owned subsidiaries. On May 16, 2010, the Company acquired 100% of the outstanding stock of Bollente, Inc.  On the date of acquisition, Bollente, Inc. was 2.78% owned and controlled 100% by Robertson J. Orr, a majority shareholder and officer and director of Bollente Companies, Inc. and the acquisition was accounted for by means of a pooling of the entities from the date of inception of Bollente Companies, Inc. on March 7, 2008 because the entities were under common control. All significant inter-company transactions and balances have been eliminated.

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

Stock-based compensation

The Company records stock based compensation in accordance with the guidance in ASC Topic 505 and 718 which requires the Company to recognize expenses related to the fair value of its employee stock option awards.  This eliminates accounting for share-based compensation transactions using intrinsic value and requires instead that such transactions be accounted for using a fair-value-based method. The Company recognizes the cost of all share-based awards on a graded vesting basis over the vesting period of the award.

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

Recent pronouncements

The Company has evaluated recent accounting pronouncements through ASU 2011-07 and believes that none of them will have a material effect on the Company’s financial statements.

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. As noted above, the Company is in the development stage and, accordingly, has not yet generated revenues from operations. Since its inception, the Company has been engaged substantially in financing activities and developing its business plan and incurring start up costs and expenses. As a result, the Company incurred accumulated net losses from Inception (March 7, 2008) through the period ended June 30, 2011 of ($1,609,019). In addition, the Company’s development activities since inception have been financially sustained through debt and equity financing.

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

NOTE 3 – ACQUISITION OF BOLLENTE, INC.

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

On the date of acquisition, Bollente, Inc. was 2.78% owned and controlled 100% by Robertson J. Orr, a majority shareholder and officer and director of Bollente Companies, Inc. and the acquisition was accounted for by means of a pooling of the entities under GAAP because the entities were under common control at the time of the transaction. Accordingly the accompanying financial statements include the results of Bollente, Inc. from the date of inception of Bollente Companies, Inc. on March 7, 2008.

On the date of acquisition Bollente, Inc. did not have any material assets and liabilities.

The consideration for the purchase of Bollente, Inc. was 4,707,727 shares of Bollente Companies, Inc. Robertson J. Orr, a shareholder and officer and director of Bollente, Inc. is also a shareholder in Bollente Companies, Inc., holding 10,000 shares of the 674,733 shares outstanding at the date of the acquisition.

NOTE 4 – BUSINESS COMBINATION

In May 2011, the Company completed its acquisition of Bollente, Inc. and the Company was required to record the transaction as a pooling of entities.  The prior year financial statements were revised as a result of the acquisition.  The prior year consolidated financial statements include Bollente Companies, Inc. and Bollente, Inc.

The following is a summary of the impact of these revisions on the Company’s consolidated balance sheet as of December 31, 2010:

	As Previously Reported	Adjustments for Pooling with Bollente, Inc.	As Revised
Cash	$ 48	$ -	$ 48
Total Current Assets	48	-	48
Total Assets	$ 48	$ -	$ 48

Bank Overdraft	$ -	$ 81	$ 81
Accounts Payable	145,426	-	145,426
Accounts Payable - Related Party	343	-	343
Notes Payable - Related Party	16,132	(3,622)	12,510
Accrued Interest Payable - Related Party	598	-	598
Line of Credit - Related Party	16,820	-	16,820
Total Current Liabilities	179,319	(3,541)	175,778
Total Liabilities	179,319	(3,541)	175,778

Common Stock	375	-	375
Additional Paid in Capital	1,184,943	34,275	1,219,218
Subscriptions Payable	50,000	-	50,000
Deficit Accumulated During Development Stage	(1,414,589)	(30,734)	(1,445,323)
Total Stockholders' Deficit	(179,271)	3,541	(175,730)
Total Liabilities and Stockholders' Deficit	$ 48	$ -	$ 48

 The following is a summary of the impact of these revisions on the Company’s consolidated statement of operations for the three months ended June 30, 2010:

	As Previously Reported	Adjustments for Pooling with Bollente, Inc.	As Revised
Revenue	$ -	$ -	$ -

General and Administrative	249	501	750
Professional Fees	181,332	(1)	181,331
Total Operating Expenses	181,581	500	182,081

Interest Expense - Related Party	(111)	(116)	(227)
Total Other Expenses	(111)	(116)	(227)

Net Loss	$ (181,692)	$ (616)	$ (182,308)

Weighted Average Number of Common
Shares Outstanding - Basic	318,610		318,610

Net Loss per Common Share - Basic	$ (0.57)		$ (0.57)

The following is a summary of the impact of these revisions on the Company’s consolidated statement of operations for the six months ended June 30, 2010:

	As Previously Reported	Adjustments for Pooling with Bollente, Inc.	As Revised
Revenue	$ -	$ -	$ -

General and Administrative	8,822	2,621	11,443
Product Development - Related Party	39,576	-	39,576
Professional Fees	574,672	4,500	579,172
Total Operating Expenses	623,070	7,121	630,191

Interest Expense - Related Party	(128)	(195)	(323)
Interest Expense	-	(750)	(750)
Total Other Expenses	(128)	(945)	(1,073)

Net Loss	$ (623,198)	$ (8,066)	$ (631,264)

Weighted Average Number of Common
Shares Outstanding - Basic	310,067		301,429

Net Loss per Common Share - Basic	$ (2.01)		$ (2.04)

NOTE 5 – NOTES PAYABLE – RELATED PARTY

Notes payable consist of the following at:

June 30, 2011

 December 31, 2010

Note payable to an entity owned and controlled by an officer and director of the Company, unsecured, 0% interest, due upon demand
$ 9,400	$ 9,400

Note payable to a former officer, director and shareholder, unsecured, 0% interest, due upon demand

                      160

                      160

Note payable to an entity owned and controlled by an officer and director of the Company, unsecured, 10% interest, due July 2010,  in default as of June 30, 2011

                      800

                      800

Note payable to an entity owned and controlled by an officer and director of the Company, unsecured, 10% interest, due August 2010, in default as of June 30, 2011

                   1,400

                   1,400

Note payable to an officer, director and shareholder, unsecured, 0% interest, due upon demand

                      250

                            -

Note payable to a shareholder, unsecured, 0% interest, due upon demand

                            -

                      750

Notes Payable – Current

   $           12,010

   $           12,510

June 30, 2011

December 31, 2010

Line of credit for up to $150,000, from a shareholder, unsecured, 5% interest, due December 2011

   $           47,270

   $           16,820

Line of credit – Current

   $           47,270

   $           16,820

Interest expense for the three months ended June 30, 2011 and 2010 was $506 and $227, respectively.  Interest expense for the six months ended June 30, 2011 and 2010 was $776 and $323, respectively.

NOTE 6 –NOTES PAYABLE

Notes payable consist of the following at:

June 30, 2011

December 31, 2010

Note payable to an unrelated third party, unsecured, $3,000 in debt discount, due May 2012

   $          33,000

   $                      -

Unamortized debt discount

                (2,100)

Notes Payable – Long-Term

   $          30,900

   $                      -

Interest expense for the three months ended June 30, 2011 and 2010 was $1,920 and $0, respectively.  Interest expense for the six months ended June 30, 2011 and 2010 was $2,880 and $0, respectively.

NOTE 7 – LONG TERM NOTES PAYABLE – RELATED PARTY

Notes payable consists of the following at:

June 30, 2011

December 31, 2010

Note payable with a shareholder, unsecured, 8% interest, quarterly payments of interest only, due February 2014

   $         500,000

   $                      -

Original issue discount

                      278

Notes Payable – Long Term

   $         500,278

   $                      -

Interest expense for the three months ended June 30, 2011 and 2010 was $14,000 and $0, respectively.  Interest expense for the six months ended June 30, 2011 and 2010 was $14,000 and $0, respectively.

NOTE 8 – STOCKHOLDERS’ EQUITY

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

Common Stock

During the six months ended June 30, 2011 the Company entered into the following transactions to issue common stock:

On February 17, 2011, the Company agreed to issue 30,000 shares of common stock issued in connection with a promissory note.  The shares were valued according to the fair value of the common stock at $6,600, the value was capitalized as deferred financing cost and will be amortized until date of maturity which is May 2012.  As of June 30, 2011, the shares are unissued and are recorded as stock payable.

On February 24, 2011, the Company recorded a deemed distribution of $500,000 related to the acquisition of in process research and development from a related party.  The Company received the in process research and development in exchange for a long term promissory note of $500,000.

On March 23, 2011, the Company issued 250,000 shares of common stock to settle account payable totaling $115,718.  The shares were valued according to the fair value of the common stock as of March 7, 2011.  The fair value of the shares exceeded the value of the accounts payable by $21,782 which was recorded in the statement of operations as interest expense.

On May 1, 2011, the Company issued 50,000 shares of common stock to an officer, director and shareholder of the Company as part of his employment agreement totaling $40,000.  The shares were valued according to the fair value of the common stock as of May 31, 2011.

On May 16, 2011, the Company issued a total of 4,707,727 shares of common stock for the acquisition of Bollente, Inc.

On June 21, 2011, the Company issued a total of 375,000 shares of common stock issued as part of consulting agreements with various entities and individuals totaling $300,000.  The shares were valued according to the fair value of the common stock.  The value of the shares was recorded as prepaid expense and will be amortized over one year which is the related service period of the respective agreements.

During the six months ended June 30, 2011, there have been no other issuances of common stock.

NOTE 9 – WARRANTS

The following is a summary of the status of all of the Company’s stock warrants as of June 30, 2011 and changes during the six months ended on that date:

	Number of Warrants	Weighted-Average Exercise Price
Outstanding at January 1, 2011	20,000	$ 15.50
Granted	-	$ 0.50
Exercised	-	$ 0.00
Cancelled	-	$ 0.00
Outstanding at June 30, 2011	20,000	$ 15.50
Warrants exercisable at June 30, 2011	20,000	$ 15.50

The following table summarizes information about stock warrants outstanding and exercisable at June 30, 2011:

	STOCK WARRANTS OUTSTANDING AND EXERCISABLE
Exercise Price	Number of Warrants Outstanding	Weighted-Average Remaining Contractual Life in Years	Weighted- Average Exercise Price
$ 15.50	20,000	1.67	$ 15.50

NOTE 10 – AGREEMENTS

Lease Agreement

On January 3, 2011, the Company executed a sublease agreement with Perigon Companies, LLC, a related party.  The lease term is month to month at a rate of $1,500 per month.  The Company paid a refundable security deposit of $1,500.  Rent expense for the three months ended June 30, 2011 was $4,500.  Rent expense for the six months ended June 30, 2011 was $9,000.

Employment Agreement

On March 1, 2011, the Company entered into an employment agreement with the President of the Company.  The officer will receive annual compensation of $42,000 due monthly.  Additionally, the officer will receive 50,000 shares of common stock every quarter thereafter during the term of his employment.  Compensation expense for the three months ended June 30, 2011 was $10,500 and is recorded in general and administrative expenses.  Compensation expense for the six months ended June 30, 2011 was $14,000 which was included in general and administrative expenses.  During the three months ended June 30, 2011, the officer received 50,000 shares of common stock.

NOTE 10 – AGREEMENTS (CONTINUED)

Consulting Agreements

On June 3, 2010, the Company executed a consulting and financial advisory agreement with an entity to assist the Company with financial and management consulting services.  The Company agreed to issue 15,000 shares of common stock upon execution of the agreement.  The agreement expires on December 2, 2010.  On June 25, 2010, the Company issued 15,000 shares.  Additionally, the Company agreed to a fixed quarterly fee of 5,000 shares of common stock which will be due on July 1, 2010 and October 1, 2010.  As of June 30, 2011, the Company had a stock payable totaling $50,000 for the 10,000 shares that have not been issued.

NOTE 11 – RELATED PARTY TRANSACTIONS

As of June 30, 2011, the Company had accounts payable totaling $343 due to an entity that is owned and controlled by a former officer, director and shareholder of the Company.

As of June 30, 2011, the Company had accrued salaries of $9,500 due to an officer of the Company.

NOTE 12 – SUBSEQUENT EVENTS

During July 2011, the Company received $400 from a shareholder as an advance under the line of credit.

During August 2011, the Company sold 200,000 shares of common stock for cash totaling $50,000.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This Quarterly Report on Form 10-Q contains forward-looking statements. These statements include, among other things, statements regarding:

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

On March 7, 2011, we entered into a reverse triangular merger by and among Woodmans Lumber and Millworks Peru (“Woodmans”), a Nevada corporation and our wholly-owned subsidiary, and Bollente, Inc., a Nevada corporation, Woodmans and Bollente, Inc. being the constituent entities in the merger. On May 16, 2011, we filed Articles of Merger with the Nevada Secretary of State, which completed the reverse triangular merger by and among Woodmans and Bollente, Inc. Pursuant to the merger agreement Woodmans ceased to exist and Bollente, Inc. became our wholly owned subsidiary. Pursuant to the terms of the merger agreement we issued 4,707,727 shares of our 144 restricted common stock in exchange for 100% of Bollente, Inc.’s issued and outstanding common stock.

As a result of the merger, our entire operations is currently based upon the operations of our wholly-owned subsidiary Bollente, Inc., which is involved in researching and manufacturing a green technology centered on a tankless water heater system for residential and commercial purposes. The company’s first branded product is a high quality, whole-house, electric tankless water heater that is more energy efficient than conventional products.

On April 20, 2011, the Company’s OTC-BB ticker symbol changed from ACBR to BOLC.

On June 21, 2011, we entered into eight (8) consulting agreements for various services relating to the Company’s new business model, in exchange for a total of 375,000 shares of common stock registered on Form S-8 (filed with the Securities and Exchange Commission on June 28, 2011).

On June 29, 2011, we issued a total of 50,000 shares of our common stock to our sole officer and director of the Company pursuant to his employment agreement. The shares issued were registered in a Registration Statement on Form S-8 filed on June 28, 2011.

Bollente, Inc.’s Electric Tankless Water Heaters

The Company is committed to manufacturing and distributing a new, high-quality, highly efficient electric tankless water heater that will exceed American consumer performance expectations for large quantities of hot water and delivery of hot water at consistent temperature with an affordable, durable and reliable design. Bollente, Inc. has several features and design innovations which are new to the electric tankless water heater market that will give Bollente Inc.’s products a sustainable competitive advantage over its rivals in the market. We believe these innovations and improvements will become part of a defensible intellectual property portfolio.

Tankless water heaters are built to provide an endless hot water supply because they are designed to heat water as it flows through the system, but our tankless line will be capable of higher flow rates at a given temperature because of its improved design and greater efficiency. Our tankless water heaters can save energy and reduce operating costs compared to tank systems because unlike tanks, if there is no hot water demand, no energy is being used. However, Bollente, Inc. will improve life-cycle costs as well by virtue of an improved design conceived not only to increase efficiency, but also the longevity of its products versus competitive units. Generally, a typical tank water heater lasts 7-14 years. Gas tankless systems may last longer, but require routine maintenance. Our electric tankless line is being designed to last longer than tank water heaters without any routine maintenance required under most conditions. These are some of the advantages we believe our product will offer to consumers.

Introduction to our Business Development Strategy

As part of our growth strategy, we entered into several consulting and advisory agreements with consultants operating in various fields, with a bias towards green and "clean-tech" sectors. Our management has experience in marketing, product launches, business development strategies, and certain other areas specific to the success of growth companies.  Our consultants are advising us and operating in sectors relating to products and services geared toward environmental responsibility by consumers and commercial clients. Ultimately, we will operate our tankless business with a view towards identifying synergistic acquisition candidates.

We believe these consultants are well suited to provide consulting to high-growth technology and consumer products companies. We have concluded negotiations with several agents possessing technical expertise related to planning, structuring, and capitalizing growth companies in the green and "clean-tech" sectors who will be tasked with assisting the Company with our  business development planning, structure, and capitalization.

We have identified several entities that fit our criteria. Specifically, these entities are in need of consulting to:

1.                  Build a management team;

2.                  Create a proper corporate and capitalization structure;

3.                  Advise on the acquisition or licensing of new technologies; and/or,

4.                  Engage various third-party service providers with the ability to assist in launching products or services.

We are focused on adding value to these companies with a view towards acquiring either the entity or its business, maintaining and growing that business, and hiring and utilizing existing management where appropriate.

Intellectual Property & Proprietary Rights

            Upon completion of our brand development, we will regard substantial elements of our brands and underlying intellectual property as proprietary and attempt to protect them by relying on trademark, service mark and trade secret laws, restrictions on disclosure and transferring title and other methods. The company is also examining several versions of potential logos which will ultimately be adopted as the Company’s trademark moving forward, as it continues to develop its marketing and branding strategy.

            The Company intendsto file both patent and trademark applications, in order to secure federal protection concerning its Intellectual Property portfolio during the third quarter of this fiscal year. The Company and its engineers are actively working with intellectual property counsel to determine what specific claims will be made regarding the Company’s tankless water heater product and what features, formulas, and intellectual property will remain trade secrets.

Operation Plan

Our plan is to focus on continued research and development to improve the performance of our electric tankless water heater line, finishing the main elements of our branding strategy and launching a website introducing the features and benefits of tankless water heaters to the market. Subject to availability of capital and once we have substantially completed research and development of the tankless line, we will implement a marketing and sales program in order to begin filling the sales pipeline with potential customers, outside sales companies, and identify candidates within the plumbing and construction industries who will be interested in utilizing our electric tankless technology.

In order to increase production and increase returns for our stockholders, we will also be seeking licensing partners and private label opportunities. Depending on availability of capital, and other constraints, our goal is to increase stockholder value by acquiring stakes in companies, product licenses, and/or joint ventures which will yield additional products or services related to our tankless water heater line which we will offer to our customers or which will yield additional customers to whom we can offer out tankless water heater line.

We expect to achieve these results by:

  Testing new, proprietary technologies for integration into our electric tankless water heating products;
  Filing for patent and trademark protection for our electric tankless water heater line,
  Launching our product website to educate retail consumers about our products;
  Installing and testing prototype water heaters in the field in a variety of applications;
  Designing a secondary website geared towards providing service and technical guidance to industry professionals, trade persons, and wholesale sales companies on the benefits of offering our products to their customers; and,
  Identifying candidates in the plumbing and building industry in select markets to support our initial marketing and sales efforts.

In addition to raising additional capital we plan to begin discussions with various acquisition targets whose technologies and product offerings may augment our planned product offerings. This economic strategy may allow us to acquire or license green product lines and generally expand our existing operations.

Because of our limited operating history we have yet to generate any revenues. Our activities have been limited to raising capital, closing the recent merger, negotiating with consultants, and finalizing our consumer website design, and conducting research and testing on competitive technologies in the market place.

Our future financial results will depend primarily on: (i) our ability to raise necessary capital; (ii) obtaining required certifications to sell our products in the domestic market place; (iii) our success in obtaining patent protection for our intellectual property; and (iv) our ability to monetize our intellectual property. There can be no assurance that we will be successful in any of these respects, or that we will be able to obtain additional funding to increase our currently limited capital resources.

Results of Operations

Please note that the results of operations provided below relate to the current operations acquired through the closing of the merger with Bollente, Inc. There are no unusual or infrequent events expected to the amount of reported income from continuing operations.

Revenues

Since our inception on March 7, 2008 through June 30, 2011, we have not generated any revenues.

Expenses

            Operating expenses totaled $94,008 during the three months ended June 30, 2011 and $123,980 during the six months ended June 30, 2011 as compared to $182,081 during the three months ended in the prior year and $630,191 in the six months ended in the prior year.  In the three month period ended June 30, 2011, our expenses primarily consisted of general and administrative of $55,829 and professional fees of $38,179. In the six month period ended June 30, 2011, our expenses primarily consisted of general and administrative of $72,761 and professional fees of $51,219.

Professional fees decreased $143,152 from the three months ended June 30, 2010 to the three months ended June 30, 2011.  From the six months ended June 30, 2010 to the six months ended June 30, 2011 professional fees decreased $527,953.  The decrease in professional fees was due to the lack of issuance of warrants.

General and administrative fees increased $55,079 from the three months ended June 30, 2010 to the three months ended June 30, 2011.  From the six months ended June 30, 2010 to the six months ended June 30, 2011 general and administrative fees increased $61,318. This increase was primarily attributed to an increase in compensation due to the President of the Company.

Going Concern

The financial statements included in this filing have been prepared in conformity with generally accepted accounting principles that contemplate the continuance of the Company as a going concern.  The Company may not have a sufficient amount of cash required to pay all of the costs associated with operating and marketing of its products. Management intends to use borrowings and security sales to mitigate the effects of cash flow deficits; however, no assurance can be given that debt or equity financing, if and when required, will be available. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets and classification of liabilities that might be necessary should the Company be unable to continue existence.

Liquidity and Capital Resources

As of June 30, 2011, we had no cash and cash equivalents. The following table provides detailed information about our net cash flow for all financial statement periods presented in this Quarterly Report. To date, we have financed our operations through the issuance of stock and borrowings.

            The following table sets forth a summary of our cash flows for the six months ended June 30, 2011 and 2010:

	Six months Ended June 30,
	2011	2010
Net cash provided by (used in) operating activities	$(61,140)	$(69,239)
Net cash provided by (used in) investing activities	-	-
Net cash provided by (used in) financing activities	61,092	69,005
Net increase/(decrease) in Cash	(48)	(234)
Cash, beginning	48	1,238
Cash, ending	$-	$1,004

Net cash used in operating activities was $61,140 for the period ended June 30, 2011, as compared to $69,239 used in operating activities for the same period in 2010. The decrease in net cash used in operating activities was due to normal business activities.  During the six months ended June 30, 2011, there were shares issued for employment agreement with an officer of the Company totaling $40,000 and amortization of the prepaid stock compensation of $12,500.  Additionally, the Company settled accounts payable by issuing common stock. Since the fair value of the common stock was greater than the balance in accounts payable, the Company recorded a financing cost of $21,781.

Financing activities

Net cash provided by financing activities for the period ended June 30, 2011 was $61,092, as compared to $69,005 for the same period of 2010. The decrease of net cash provided by financing activities was mainly attributable to the decrease in equity financing.  During the six months ended June 30, 2011, the Company received a total of $30,000 from a promissory note and a total of $30,450 from the line of credit from a related party.

            As of June 30, 2011, we continue to use traditional and/or debt financing to provide the capital we need to run the business.

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

18

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

Item 4T. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer, Robertson J. Orr, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this Report.  Based on that evaluation and assessment, Mr. Orr  concluded that our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Item 1A. Risk Factors

The risk factors listed in our 2010 Form 10-K on pages 9 to 12, filed with the Securities Exchange Commission on April 15, 2011, are hereby incorporated by reference.

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

We will rely on intellectual property laws to protect our proprietary rights with respect to our trademarks and pending patent. We are susceptible to injury from patent infringement, which may harm our reputation for producing high-quality products or force us to incur additional expense in enforcing our rights. It is difficult and expensive to detect and prevent patent infringement. Despite our efforts to protect our intellectual property, some may attempt to violate our intellectual property rights by using our trademarks and imitating our products, which could potentially harm our brand, reputation and financial condition.

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

We depend upon third-parties for a significant portion of our operations and research and development. The loss of key third-parties, or a decline in third-parties’ production and performance could limit our ability to meet the goals outlined in our business plan.

A significant portion of our operations is dependent upon the performance of our third party engineers, consultants and contractors. We cannot guarantee that any of our third-parties will continue to devote significant resources to our business. Furthermore, we will, from time to time, terminate or adjust some of our relationships with third-parties in order to address changing market conditions and adapt such relationships to our business strategy. Any such termination or adjustment could have a negative impact on our relationships with third-parties and our business and result in decreased production or development.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On May 26, 2011, pursuant to the terms of the Merger Agreement, we issued a total of 4,707,727 shares of our restricted common stock to the stockholder’s of Bollente, Inc. in exchange for 100% of the issued and outstanding shares of Bollente, Inc.

We made each of the aforementioned common stock issuances in reliance upon the exemption from registration under Section 4(2) of the Securities Act for private offerings not involving a public distribution.

On June 29, 2011, we issued a total of 50,000 shares of our common stock to our sole officer and director of the Company pursuant to his employment agreement. The shares issued were registered in a Registration Statement on Form S-8 filed on June 28, 2011.

On June 29, 2011, we issued a total of 375,000 shares of our common stock to 8 consultants for services rendered to the Company. The shares issued were registered in a Registration Statement on Form S-8 filed on June 28, 2011.

Subsequent Events

In August 2011, we sold 200,000 shares of restricted common stock to 1 accredited investor for $50,000 all of which was paid in cash. We believe that the sale of the shares was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2) and Regulation D Rule. The shares were sold directly by us and did not involve a public offering or general solicitation. The recipient of the shares was afforded an opportunity for effective access to files and records of the Company that contained the relevant information needed to make his investment decision, including the financial statements and 34 Act reports. We reasonably believed that the recipient, immediately prior to the sale of the shares, was an accredited investor and had such knowledge and experience in our financial and business matters that he was capable of evaluating the merits and risks of his investment. The recipient had the opportunity to speak with our management on several occasions prior to his investment decision. There were no commissions paid on the issuance and sale of the shares.

Issuer Purchases of Equity Securities

            We did not repurchase any of our equity securities from the time of our inception on March 7, 2008 through the period ended June 30, 2011.

Item 3.            Defaults Upon Senior Securities.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit No.	Description

31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	XBRL Taxonomy Extension Definition Linkbase

101.LAB*	XBRL Taxonomy Extension Label Linkbase

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

*          XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BOLLENTE COMPANIES INC.

(Registrant)

By:/s/ Robertson J. Orr

      Robertson J. Orr, President,

      (Principal Financial and Accounting Officer

      and Principal Executive Officer)

Date: September 15, 2011