Form 10-Q/A
period 2011-06-30
Bollente Companies Inc.
filed 2011-10-18
CIK 1429393

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-Q/ A
(Amendment No. 1)

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

*EXPLANATORY NOTE –The Registrant is amending this Form 10-Q strictly to supplement the XBRL exhibit requirement. No other disclosure was changed.

BOLLENTE COMPANIES, INC.
QUARTERLY PERIOD ENDED JUNE 30, 2011

BOLLENTE COMPANIES, INC. (FORMERLY ALCANTARA BRANDS CORPORATION)
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2011	2010
	(unaudited)	(audited)(restated)
ASSETS

Current assets:
Cash	$-	$48
Prepaid stock compensation	287,500	-
Total current assets	287,500	48

Other assets:
Deferred financing cost, net	4,620	-
Security deposits	1,500	-
Total other assets	6,120	-

Total assets	$293,620	$48

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Bank overdraft	1,223	81
Accounts payable	32,049	145,426
Accounts payable - related party	343	343
Accrued salaries - related party	9,500	-
Notes payable - related party	12,010	12,510
Accrued interest payable - related party	15,374	598
Line of credit - related party	47,270	16,820
Notes payable, net of unamortized debt discount of $2,100	30,900	-
Total current liabilities	148,669	175,778

Long-term liabilities:
Notes payable - related party	500,278	-
Total long-term liabilities	500,278	-

Total liabilities	648,947	175,778

Stockholders' deficit:
Preferred stock, $0.001 par value, 10,000,000 shares
authorized, no shares issued and outstanding
as of June 30, 2011 and December 31, 2010, respectively	-	-
Common stock, $0.001 par value, 100,000,000 shares
authorized, 5,757,460 and 374,729 shares issued and outstanding
as of June 30, 2011 and December 31, 2010, respectively	5,757	375
Additional paid-in capital	1,691,335	1,219,218
Subscriptions payable	56,600	50,000
Deficit accumulated during development stage	(2,109,019)	(1,445,323)
Total stockholders' deficit	(355,327)	(175,730)

Total liabilities and stockholders' deficit	$293,620	$48

See Accompanying Notes to Consolidated Financial Statements.

BOLLENTE COMPANIES, INC. (FORMERLY ALCANTARA BRANDS CORPORATION)
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS

					Inception
					(March 7, 2008)
	For the three months ended		For the six months ended		to
	June 30,		June 30,		June 30,
	2011	2010	2011	2010	2011
		(restated)		(restated)	(restated)
Revenue	$-	$-	$-	$-	$-

Operating expenses:
General and administrative	55,829	750	72,761	11,443	129,069
Product development - related party	-	-	-	39,576	336,014
Professional fees	38,179	181,331	51,219	579,172	1,103,347

Total operating expenses	94,008	182,081	123,980	630,191	1,568,430

Other expenses:
Interest expense - related party	(506)	(227)	(15,054)	(323)	(15,927)
Interest expense	(1,920)	-	(24,662)	(750)	(24,662)

Total other expenses	(2,426)	(227)	(39,716)	(1,073)	(40,589)

Net loss	$(96,434)	$(182,308)	$(163,696)	$(631,264)	$(1,609,019)

Weighted average number of common shares	3,079,188	318,610	1,746,862	310,067
outstanding - basic

Net loss per common share - basic	$(0.24)	$(0.60)	$(0.41)	$(2.09)

See Accompanying Notes to Consolidated Financial Statements.

BOLLENTE COMPANIES, INC. (FORMERLY ALCANTARA BRANDS CORPORATION)
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS

			Inception
			(March 7, 2008)
	For the six months ended		to
	June 30,		June 30,
	2011	2010	2011
CASH FLOWS FROM OPERATING ACTIVITIES		(restated)	(restated)
Net loss	$(163,696)	$(631,264)	$(1,609,019)
Adjustments to reconcile net loss
to net cash used in operating activities:
Shares issued for services	12,500	-	487,500
Shares issued for employment agreement	40,000	207,500	40,000
Warrants issued for services	-	308,176	308,176
Write-off of inventory deposit	-		21,000
Shares payable for services	-	-	50,000
Non-cash financing cost	21,781	-	22,056
Amortization of deferred financing cost	1,980	-	1,980
Amortization of debt discount	900	-	900
Changes in operating assets and liabilities:
(Increase) in prepaid expenses	-	3,500	(7,000)
Decrease in prepaid inventory - related party	-	7,000	-
Decrease in other receivables	-	(14,000)	(14,000)
(Increase) in security deposits	(1,500)	-	(1,500)
Increase (decrease) in accounts payable	2,341	49,525	133,532
Increase in accounts payable - related party	-	-	343
Increase in accrued salaries - related party	9,500	-	9,500
Increase in deferred revenue	-	-	14,235
Increase in accrued interest payable - related party	15,054	324	15,652

Net cash used in operating activities	(61,140)	(69,239)	(526,645)

CASH FLOWS FROM INVESTING ACTIVITIES
Payments for due from related party	-	(40,000)	(40,000)
Repayments from due from related party	-	40,000	40,000

Net cash used in investing activities	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Bank overdraft	1,142	-	1,223
Proceeds from notes payable - related party	850	21,950	12,610
Repayments of notes payable - related party	(1,350)	-	(1,350)
Proceeds from line of credit - related party	30,450	-	47,270
Proceeds from notes payable	30,000	-	38,500
Proceeds from sale of common stock, net of offering costs	-	43,500	421,282
Donated capital	-	3,555	7,110

Net cash provided by financing activities	61,092	69,005	526,645

NET CHANGE IN CASH	(48)	(234)	-

CASH AT BEGINNING OF YEAR	48	1,238	-

CASH AT END OF YEAR	$-	$1,004	$-
			$-

SUPPLEMENTAL INFORMATION:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

Non-cash investing and financing activities:
Shares issued as settlement of accounts payable	$(115,718)	$-	$(115,718)
Shares issued for employment agreement	$(40,000)	$-	$(40,000)
Shares issued for services	$-	$-	$10,000
Warrants issued for services	$-	$308,176	$308,176
Shares issued for prepaid stock compensation	$300,000	$-	$-
Amortization of prepaid stock compensation	$12,500	$207,500	$477,500
Deemed distribution to majority shareholder	$(500,000)	$-	$(500,000)

See Accompanying Notes to Consolidated Financial Statements.

BOLLENTE COMPANIES, INC. (FORMERLY ALCANTARA BRANDS CORP)
(AN DEVELOPMENT STAGE COMPANY)
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

BOLLENTE COMPANIES, INC. (FORMERLY ALCANTARA BRANDS CORP)
(AN DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

BOLLENTE COMPANIES, INC. (FORMERLY ALCANTARA BRANDS CORP)
(AN DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

NOTE 4 – RESTATEMENT

In May 2011, the Company completed its acquisition of Bollente, Inc. and the Company was required to record the transaction as a pooling of entities.  The prior year financial statements were restated as a result of the acquisition.  The prior year consolidated financial statements include Bollente Companies, Inc. and Bollente, Inc.

BOLLENTE COMPANIES, INC. (FORMERLY ALCANTARA BRANDS CORP)
(AN DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following is a summary of the impact of these restatements on the Company’s consolidated balance sheet as of December 31, 2010:

	As Previously Reported	Adjustments for Pooling with Bollente, Inc.	As Restated
Cash	$48	$-	$48
Total Current Assets	48	-	48
Total Assets	$48	$-	$48

Bank Overdraft	$-	$81	$81
Accounts Payable	145,426	-	145,426
Accounts Payable - Related Party	343	-	343
Notes Payable - Related Party	16,132	(3,622)	12,510
Accrued Interest Payable - Related Party	598	-	598
Line of Credit - Related Party	16,820	-	16,820
Total Current Liabilities	179,319	(3,541)	175,778
Total Liabilities	179,319	(3,541)	175,778

Common Stock	375	-	375
Additional Paid in Capital	1,184,943	34,275	1,219,218
Subscriptions Payable	50,000	-	50,000
Deficit Accumulated During Development Stage	(1,414,589)	(30,734)	(1,445,323)
Total Stockholders' Deficit	(179,271)	3,541	(175,730)
Total Liabilities and Stockholders' Deficit	$48	$-	$48

The following is a summary of the impact of these restatements on the Company’s consolidated statement of operations for the three months ended June 30, 2010:

	As Previously Reported	Adjustments for Pooling with Bollente, Inc.	As Restated
Revenue	$-	$-	$-

General and Administrative	249	501	750
Professional Fees	181,332	(1)	181,331
Total Operating Expenses	181,581	500	182,081

Interest Expense - Related Party	(111)	(116)	(227)
Total Other Expenses	(111)	(116)	(227)

Net Loss	$(181,692)	$(616)	$(182,308)

Weighted Average Number of Common
Shares Outstanding - Basic	301,429		301,429

Net Loss per Common Share - Basic	$(0.60)		$(0.60)

The following is a summary of the impact of these restatements on the Company’s consolidated statement of operations for the six months ended June 30, 2010:

BOLLENTE COMPANIES, INC. (FORMERLY ALCANTARA BRANDS CORP)
(AN DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	As Previously Reported	Adjustments for Pooling with Bollente, Inc.	As Restated
Revenue	$-	$-	$-

General and Administrative	8,822	2,621	11,443
Product Development - Related Party	39,576	-	39,576
Professional Fees	574,672	4,500	579,172
Total Operating Expenses	623,070	7,121	630,191

Interest Expense - Related Party	(128)	(195)	(323)
Interest Expense	-	(750)	(750)
Total Other Expenses	(128)	(945)	(1,073)

Net Loss	$(623,198)	$(8,066)	$(631,264)

Weighted Average Number of Common
Shares Outstanding - Basic	301,429		301,429

Net Loss per Common Share - Basic	$(2.07)		$(2.09)

NOTE 5 – NOTES PAYABLE – RELATED PARTY

Notes payable consist of the following at:

	June 30, 2011	December 31, 2010
Note payable to an entity owned and controlled by an officer and director of the Company, unsecured, 0% interest, due upon demand	$9,400	$9,400

Note payable to a former officer, director and shareholder, unsecured, 0% interest, due upon demand	160	160

Note payable to an entity owned and controlled by an officer and director of the Company, unsecured, 10% interest, due July 2010, in default as of June 30, 2011	800	800

Note payable to an entity owned and controlled by an officer and director of the Company, unsecured, 10% interest, due August 2010, in default as of June 30, 2011	1,400	1,400

Note payable to an officer, director and shareholder, unsecured, 0% interest, due upon demand	250	-

Note payable to a shareholder, unsecured, 0% interest, due upon demand	-	750

Notes Payable – Current	$12,010	$12,510

BOLLENTE COMPANIES, INC. (FORMERLY ALCANTARA BRANDS CORP)
(AN DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	June 30, 2011	December 31, 2010
Line of credit for up to $150,000, from a shareholder, unsecured, 5% interest, due December 2011	$47,270	$16,820

Line of credit – Current	$47,270	$16,820

Interest expense for the three months ended June 30, 2011 and 2010 was $506 and $227, respectively.  Interest expense for the six months ended June 30, 2011 and 2010 was $776 and $323, respectively.

NOTE 6 –NOTES PAYABLE

Notes payable consist of the following at:

	June 30, 2011	December 31, 2010
Note payable to an unrelated third party, unsecured, $3,000 in debt discount, due May 2012	$33,000	$-
Unamortized debt discount	(2,100)	-

Notes Payable – Long-Term	$30,900	$-

Interest expense for the three months ended June 30, 2011 and 2010 was $1,920 and $0, respectively.  Interest expense for the six months ended June 30, 2011 and 2010 was $2,880 and $0, respectively.

NOTE 7 – LONG TERM NOTES PAYABLE – RELATED PARTY

Notes payable consists of the following at:

	June 30, 2011	December 31, 2010
Note payable with a shareholder, unsecured, 8% interest, quarterly payments of interest only, due February 2014	$500,000	$-
Original issue discount	278

Notes Payable – Long Term	$500,278	$-

Interest expense for the three months ended June 30, 2011 and 2010 was $14,000 and $0, respectively.  Interest expense for the six months ended June 30, 2011 and 2010 was $14,000 and $0, respectively.

BOLLENTE COMPANIES, INC. (FORMERLY ALCANTARA BRANDS CORP)
(AN DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

BOLLENTE COMPANIES, INC. (FORMERLY ALCANTARA BRANDS CORP)
(AN DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 – WARRANTS

The following is a summary of the status of all of the Company’s stock warrants as of June 30, 2011 and changes during the six months ended on that date:

	Number of Warrants	Weighted-Average Exercise Price
Outstanding at January 1, 2011	20,000	$15.50
Granted	-	$0.50
Exercised	-	$0.00
Cancelled	-	$0.00
Outstanding at June 30, 2011	20,000	$15.50
Warrants exercisable at June 30, 2011	20,000	$15.50

The following table summarizes information about stock warrants outstanding and exercisable at June 30, 2011:

	STOCK WARRANTS OUTSTANDING AND EXERCISABLE
Exercise Price	Number of Warrants Outstanding	Weighted-Average Remaining Contractual Life in Years	Weighted- Average Exercise Price
$ 15.50	20,000	1.67	$ 15.50

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

BOLLENTE COMPANIES, INC. (FORMERLY ALCANTARA BRANDS CORP)
(AN DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

BOLLENTE COMPANIES, INC. (FORMERLY ALCANTARA BRANDS CORP)
(AN DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

BOLLENTE COMPANIES, INC. (FORMERLY ALCANTARA BRANDS CORP)
(AN DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

On April 20, 2011, the Company’s OTC-BB ticker symbol changed from ACBR to BOLC.

On June 28, 2011, we entered into eight (8) consulting agreements for various services relating to the Company’s new business model, in exchange for a total of 375,000 shares of common stock registered on Form S-8 (filed with the Securities and Exchange Commission on June 28, 2011).

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

BOLLENTE COMPANIES, INC. (FORMERLY ALCANTARA BRANDS CORP)
(AN DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
The Company intends to file both patent and trademark applications, in order to secure federal protection concerning its Intellectual Property portfolio during the third quarter of this fiscal year. The Company and its engineers are actively working with intellectual property counsel to determine what specific claims will be made regarding the Company’s tankless water heater product and what features, formulas, and intellectual property will remain trade secrets.

BOLLENTE COMPANIES, INC. (FORMERLY ALCANTARA BRANDS CORP)
(AN DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

We expect to achieve these results by:
•	Testing new, proprietary technologies for integration into our electric tankless water heating products;
•	Filing for patent and trademark protection for our electric tankless water heater line,
•	Launching our product website to educate retail consumers about our products;
•	Installing and testing prototype water heaters in the field in a variety of applications;
•
Designing a secondary website geared towards providing service and technical guidance to industry professionals, trade persons, and wholesale sales companies on the benefits of offering our products to their customers; and,

•	Identifying candidates in the plumbing and building industry in select markets to support our initial marketing and sales efforts.

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

BOLLENTE COMPANIES, INC. (FORMERLY ALCANTARA BRANDS CORP)
(AN DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The following table sets forth a summary of our cash flows for the six months ended June 30, 2011 and 2010:

BOLLENTE COMPANIES, INC. (FORMERLY ALCANTARA BRANDS CORP)
(AN DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Six months Ended June 30,
	2011	2010
Net cash provided by (used in) operating activities	$(61,140)	$(69,239)
Net cash provided by (used in) investing activities	-	-
Net cash provided by (used in) financing activities	61,092	69,005
Net increase/(decrease) in Cash	(48)	(234)
Cash, beginning	48	1,238
Cash, ending	$-	$1,004

Operating activities

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

BOLLENTE COMPANIES, INC. (FORMERLY ALCANTARA BRANDS CORP)
(AN DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

BOLLENTE COMPANIES, INC. (FORMERLY ALCANTARA BRANDS CORP)
(AN DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

BOLLENTE COMPANIES, INC. (FORMERLY ALCANTARA BRANDS CORP)
(AN DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

BOLLENTE COMPANIES, INC. (FORMERLY ALCANTARA BRANDS CORP)
(AN DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

BOLLENTE COMPANIES, INC. (FORMERLY ALCANTARA BRANDS CORP)
(AN DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BOLLENTE COMPANIES INC.
(Registrant)

By: /S/ Robertson J. Orr
      Robertson J. Orr, President,
      (Principal Financial and Accounting Officer
      and Principal Executive Officer)

Date: October 17, 2011