Form 10-Q
period 2011-09-30
Bollente Companies Inc.
filed 2011-11-17
CIK 1429393

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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
Yes  ☐     No  ☒

The number of shares of Common Stock, $0.001 par value, outstanding on November 15, 2011, was 6,197,460 shares.

BOLLENTE COMPANIES, INC.
QUARTERLY PERIOD ENDED SEPTEMBER 30, 2011

BOLLENTE COMPANIES, INC. (FORMERLY ALCANTARA BRANDS CORPORATION)
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2011	2010
	(unaudited)	(restated)
ASSETS

Current assets:
Cash	$13,567	$48
Prepaid expenses	795	-
Prepaid stock compensation	212,500	-
Total current assets	226,862	48

Other assets:
Deferred financing cost, net	3,300	-
Security deposits	1,500	-
Trademarks	550	-
Total other assets	5,350	-

Total assets	$232,212	$48

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Bank overdraft	-	81
Accounts payable	34,577	145,426
Accounts payable - related party	343	343
Accrued salaries - related party	16,500	-
Accrued payroll taxes	3,888	-
Accrued interest payable - related party	2,091	598
Line of credit - related party	55,270	16,820
Notes payable - related party	12,010	12,510
Note payable, net of unamortized debt discount of $1,500	28,750	-
Total current liabilities	153,429	175,778

Long-term liabilities:
Note payable - related party	500,000	-
Total long-term liabilities	500,000	-

Total liabilities	653,429	175,778

Stockholders' deficit:
Preferred stock, $0.001 par value, 10,000,000 shares
authorized, no shares issued and outstanding
as of September 30, 2011 and December 31, 2010, respectively	-	-
Common stock, $0.001 par value, 100,000,000 shares
authorized, 6,197,460 and 374,729 shares issued and outstanding
as of September 30, 2011 and December 31, 2010, respectively	6,197	375
Additional paid-in capital	1,330,933	1,219,218
Subscriptions payable	87,500	50,000
Deficit accumulated during development stage	(1,845,847)	(1,445,323)
Total stockholders' deficit	(421,217)	(175,730)

Total liabilities and stockholders' deficit	$232,212	$48

See accompanying notes to consolidated financial statements.

BOLLENTE COMPANIES, INC. (FORMERLY ALCANTARA BRANDS CORPORATION)
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

					Inception
					(March 7, 2008)
	For the three months ended		For the nine months ended		to
	September 30,		September 30,		September 30,
	2011	2010	2011	2010	2011
		(restated)		(restated)
Revenue	$-	$-	$-	$-	$-

Operating expenses:
General and administrative	106,908	16,517	173,107	27,960	229,415
Product development - related party	-	-	-	39,576	336,014
Research and development	23,438	-	30,000	-	30,000
Professional fees	94,012	196,335	145,231	775,507	1,197,359

Total operating expenses	224,358	212,852	348,338	843,043	1,792,788

Other income/(expense):
Interest expense - related party	(10,550)	(309)	(25,604)	(632)	(26,477)
Interest income/(expense)	(1,920)	750	(26,582)	-	(26,582)

Total other income(expense)	(12,470)	441	(52,186)	(632)	(53,059)

Net loss	$(236,828)	$(212,411)	$(400,524)	$(843,675)	$(1,845,847)

Net loss per common share - basic	$(0.04)	$(0.57)	$(0.13)	$(2.54)

Weighted average number of common shares outstanding - basic	5,762,243	374,729	3,100,031	331,858

See accompanying notes to consolidated financial statements.

BOLLENTE COMPANIES, INC. (FORMERLY ALCANTARA BRANDS CORPORATION)
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

			Inception
			(March 7, 2008)
	For the nine months ended		To
	September 30,		September 30,
	2011	2010	2011
CASH FLOWS FROM OPERATING ACTIVITIES		(restated)
Net loss	$(400,524)	$(843,675)	$(1,845,847)
Adjustments to reconcile net loss
to net cash used in operating activities:
Shares issued for services	12,500	15,000	487,500
Shares issued for employment agreement	127,500	-	127,500
Shares issued for prepaid stock compensation	75,000	376,667	75,000
Warrants issued for services	-	308,176	308,176
Write-off of inventory deposit	-	-	21,000
Shares payable for services	-	-	50,000
Loss on shares issued as settlement of accounts payable	21,781	-	22,056
Amortization of deferred financing cost	3,300	-	3,300
Amortization of debt discount	1,500	-	1,500
Changes in operating assets and liabilities:
(Increase)/decrease in prepaid expenses	(795)	3,500	(7,795)
Decrease in prepaid inventory - related party	-	(7,000)	-
Decrease/(increase) in other receivables	-	14,000	(14,000)
(Increase)/decrease in security deposits	(1,500)	1,550	(1,500)
Increase (decrease) in accounts payable	(11,693)	51,944	119,498
Increase in accounts payable - related party	-	-	343
Increase in accrued salaries - related party	16,500	-	16,500
Increase in accrued payroll taxes	3,888	-	3,888
Increase in deferred revenue	-	-	14,235
Increase in accrued interest payable - related party	1,493	357	2,091

Net cash used in operating activities	(151,050)	(79,481)	(616,555)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of trademarks	(550)	-	(550)
Payments to related party	-	(42,322)	(40,000)
Repayments of due from related party	-	40,000	40,000

Net cash used in investing activities	(550)	(2,322)	(550)

CASH FLOWS FROM FINANCING ACTIVITIES
Bank overdraft	(81)	-	-
Proceeds from notes payable - related party	850	25,950	12,610
Repayments of notes payable - related party	(1,350)	-	(1,350)
Proceeds from line of credit - related party	38,450	-	55,270
Proceeds from note payable	30,000	-	38,500
Repayments for note payable	(2,750)	-	(2,750)
Proceeds from sale of common stock, net of offering costs	100,000	56,500	521,282
Donated capital	-	3,555	7,110

Net cash provided by financing activities	165,119	86,005	630,672

NET CHANGE IN CASH	13,519	4,202	13,567

CASH AT BEGINNING OF YEAR	48	1,238	-

CASH AT END OF YEAR	$13,567	$5,440	$13,567

SUPPLEMENTAL INFORMATION:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

Non-cash investing and financing activities:
Shares issued as settlement of accounts payable	$(115,718)	$-	$(115,718)
Shares issued for employment agreement	$(127,500)	$-	$(127,500)
Shares issued for services	$-	$15,000	$10,000
Shares issued for prepaid stock compensation	$(212,500)	$-	$(212.500)
Warrants issued for services	$-	$308,176	$308,176
Amortization of prepaid stock compensation	$-	$376,667	$477,500
Deemed distribution to majority shareholder	$516,562	$-	$516,562

See accompanying notes to consolidated financial statements.

BOLLENTE COMPANIES, INC. (FORMERLY ALCANTARA BRANDS CORPORATION)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation
The interim consolidated financial statements included herein, presented in accordance with United States generally accepted accounting principles and stated in US dollars, have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.

These statements reflect all adjustments, consisting of normal recurring adjustments, which in the opinion of management, are necessary for a fair presentation of the information contained therein. It is suggested that these interim consolidated financial statements be read in conjunction with the consolidated financial statements of the Company for the year ended December 31, 2010 and notes thereto included in the Company’s annual report on form 10-K along with the restatement footnote included below and all amendments and the 8-K filed in 2011. The Company follows the same accounting policies in the preparation of interim reports.

Results of operations for the interim period are not indicative of annual results.

Principles of consolidation
The consolidated financial statements include the accounts of Bollente Companies, Inc. and its wholly owned subsidiaries. On May 16, 2010, the Company acquired 100% of the outstanding stock of Bollente, Inc.  On the date of acquisition, Bollente, Inc. was 2.78% owned and 100% controlled by Robertson J. Orr, a majority shareholder, officer, and director of Bollente Companies, Inc. This acquisition was accounted for by means of a pooling of the entities from the date of inception of Bollente Companies, Inc. on March 7, 2008 because the entities were under common control at the time of acquisition. All significant inter-company transactions and balances have been eliminated.

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

Cash and cash equivalents
For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents. The carrying value of these investments approximates fair value. As of September 30, 2011 and December 31, 2010 the company has no cash equivalents.

BOLLENTE COMPANIES, INC. (FORMERLY ALCANTARA BRANDS CORPORATION)
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

Earnings per share
The Company follows ASC Topic 260 to account for the earnings per share. Basic earning per common share (“EPS”) calculations are determined by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted earning per common share calculations are determined by dividing net income by the weighted average number of common shares and dilutive common share equivalents outstanding. During periods when common stock equivalents, if any, are anti-dilutive they are not considered in the computation.

Research and development
Research and development costs are expensed in the period incurred.  For the three months ended September 30, 2011 and 2010, the research and development expenses totaled $23,438 and $0, respectively.  For the nine months ended September 30, 2011 and 2010, the research and development expenses totaled $30,000 and $0, respectively.

Recent pronouncements
The Company has evaluated recent accounting pronouncements through ASU 2011-09 and believes that none of them will have a material effect on the Company’s financial position, results of operations, or cash flows.

NOTE 2 – GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. As noted above, the Company is in the development stage and, accordingly, has not yet generated revenues from operations. Since its inception, the Company has been engaged substantially in financing activities and developing its business plan and incurring start-up costs and expenses. As a result, the Company incurred accumulated net losses from Inception (March 7, 2008) through September 30, 2011 of $1,845,847. In addition, the Company’s development activities since inception have been financially sustained through debt and equity financing.

BOLLENTE COMPANIES, INC. (FORMERLY ALCANTARA BRANDS CORPORATION)
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

NOTE 3 – ACQUISITION OF BOLLENTE, INC.

On March 7, 2011, the Company entered into a reverse triangular merger by and among Woodmans Lumber and Millworks Peru (“Woodmans”), a Nevada corporation and wholly owned subsidiary of the Registrant, and Bollente, Inc., (“Bollente”) a Nevada corporation, Woodman’s and Bollente being the constituent entities in the merger. Under this merger agreement, the Company intends to issue 4,707,727 shares of its 144 restricted common stock in exchange for 100% of Bollente’s outstanding membership interest. Pursuant to the terms of the merger, Woodman’s will be merged with Bollente wherein Woodmans shall cease to exist and Bollente will become a wholly owned subsidiary of the Company. Subject to the terms and conditions set forth in the Merger Agreement; the Merger was anticipated to become effective on or before April 15, 2011. The Merger with Bollente, upon closing, would provide the Company with the ownership of 100% of Bollente.  On May 17, 2011, the Company issued 4,707,727 shares of common stock and the merger closed.

On the date of acquisition, Bollente, Inc. was 2.78% owned and 100% controlled by Robertson J. Orr, a majority shareholder, officer, and director of Bollente Companies, Inc. This acquisition was accounted for by means of a pooling of the entities under GAAP because the entities were under common control at the time of the transaction. Accordingly the accompanying consolidated financial statements include the results of Bollente, Inc. from the date of inception of Bollente Companies, Inc. on March 7, 2008.

The consideration for the purchase of Bollente, Inc. was 4,707,727 shares of Bollente Companies, Inc. Robertson J. Orr, a shareholder, officer, and director of Bollente, Inc. is also a shareholder in Bollente Companies, Inc., holding 10,000 shares of the 674,733 shares outstanding at the date of the acquisition.

NOTE 4 – RESTATEMENT

In May 2011, the Company completed its acquisition of Bollente, Inc. The Company recorded the transaction as a pooling of entities and the prior year financial statements were restated as a result of the acquisition.  The prior year consolidated financial statements include Bollente Companies, Inc. and Bollente, Inc.

BOLLENTE COMPANIES, INC. (FORMERLY ALCANTARA BRANDS CORPORATION)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 – RESTATEMENT (CONTINUED)

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

The following is a summary of the impact of these restatements on the Company’s consolidated statement of operations for the period from March 7, 2008 (inception) through December 31, 2010:

	As Previously Reported	Adjustments for Pooling with Bollente, Inc.	As Restated
Revenue	$-	$-	$-

General and administrative	51,849	4,459	56,308
Product development - related party	336,014	-	336,014
Professional fees	1,001,128	26,000	1,052,128
		* 25,000
Total operating expenses	1,388,991	55,459	1,444,450

Interest expense - related party	(598)	(275)	(873)
Total other expenses	(598)	(275)	(873)

Net loss	$(1,414,589)	$(30,734)	$(1,445,323)

* To increase professional fees by $25,000 to correct clerical error.

BOLLENTE COMPANIES, INC. (FORMERLY ALCANTARA BRANDS CORPORATION)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 – RESTATEMENT (CONTINUED)

The following is a summary of the impact of these restatements on the Company’s consolidated statement of operations for the three months ended September 30, 2010:

	As Previously Reported	Adjustments for Pooling with Bollente, Inc.	As Restated
General and administrative	15,622	895	16,517
Professional fees	191,335	5,000	196,335
Total operating expenses	206,957	5,895	212,852

Interest expense - related party	(229)	(80)	(309)
Interest expense	-	750	750
Total other expenses	(207,186)	(5,225)	(212,411)

Net Loss	$(207,186)	$(5,225)	$(212,411)

Net loss per common share - basic	$(0.55)		$(0.57)
Weighted average number of common
Shares outstanding - basic	374,729		374,729

The following is a summary of the impact of these restatements on the Company’s consolidated statement of operations for the nine months ended September 30, 2010:

	As Previously Reported	Adjustments for Pooling with Bollente, Inc.	As Restated
General and administrative	24,444	3,516	27,960
Product development - related party	39,576	-	39,576
Professional fees	766,007	9,500	775,507
Total operating expenses	830,027	13,016	843,043

Interest expense - related party	(357)	(275)	(632)
Interest expense	-	-	-
Total other expenses	(357)	(275)	(632)

Net loss	$(836,384)	$(13,291)	$(843,675)

Net loss per common share - basic	$(2.50)		$(2.54)
Weighted average number of common
shares outstanding - basic	331,858		331,858

BOLLENTE COMPANIES, INC. (FORMERLY ALCANTARA BRANDS CORPORATION)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 – NOTES PAYABLE – RELATED PARTY

Notes payable consist of the following at:

	September 30, 2011	December 31, 2010
Note payable to an entity owned and controlled by an officer and director of the Company, unsecured, 0% interest, due upon demand	$9,400	$9,400

Note payable to a former officer, director and shareholder, unsecured, 0% interest, due upon demand	160	160

Note payable to an entity owned and controlled by an officer and director of the Company, unsecured, 10% interest, due July 2010, in default as of September 30, 2011	800	800

Note payable to an entity owned and controlled by an officer and director of the Company, unsecured, 10% interest, due August 2010, in default as of September 30, 2011	1,400	1,400

Note payable to an officer, director and shareholder, unsecured, 0% interest, due upon demand	250	-

Note payable to a shareholder, unsecured, 0% interest, due upon demand	-	750

Notes payable – current	$12,010	$12,510

	September 30, 2011	December 31, 2010
Line-of-credit for up to $150,000, from a shareholder, unsecured, 5% interest, due December 2011	$55,270	$16,820

Line-of-credit – current	$55,270	$16,820

Interest expense for the three months ended September 30, 2011 and 2010 was $439 and $309, respectively.  Interest expense for the nine months ended September 30, 2011 and 2010 was $1,493 and $632, respectively.

NOTE 6 –NOTE PAYABLE

Note payable consists of the following at:

	September 30, 2011	December 31, 2010
Note payable to an unrelated third party, unsecured, $3,000 in debt discount, due May 2012	$30,250	$-
Unamortized debt discount	(1,500)	-

Note Payable	$28,750	$-

Interest expense for the three months ended September 30, 2011 and 2010 was $1,920 and $0, respectively.  Interest expense for the nine months ended September 30, 2011 and 2010 was $4,800 and $0, respectively.

BOLLENTE COMPANIES, INC. (FORMERLY ALCANTARA BRANDS CORPORATION)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 – LONG TERM NOTE PAYABLE – RELATED PARTY

Long term note payable consists of the following at:

	September 30, 2011	December 31, 2010
Note payable with a shareholder, unsecured, 8% interest, quarterly interest payments of $10,000, principal and unpaid interest due February 2014	$500,000	$-

Note payable – long term	$500,000	$-

On February 24, 2011, the Company recorded a deemed distribution of $516,562 related to the acquisition of in-process research and development from a related party.  The Company received the in-process research and development in exchange for a long-term promissory note of $500,000 and the assumption of existing liabilities of $16,562. The deemed distribution totaling $516,562 was recorded as a reduction of additional paid-in capital.

Interest expense for the three months ended September 30, 2011 and 2010 was $10,111 and $0, respectively.  Interest expense for the nine months ended September 30, 2011 and 2010 was $24,111 and $0, respectively.

NOTE 8 – STOCKHOLDERS’ EQUITY

The Company is authorized to issue 10,000,000 shares of its’ $0.001 par value preferred stock and 100,000,000 shares of its $0.001 par value common stock.

On May 11, 2009, the Company effected a 10-for-1 forward stock split of its $0.001 par value common stock.  On October 22, 2010, the Company effected a 1-for-50 reverse stock split of its $0.001 par value common stock.

All shares and per share amounts have been retroactively restated to reflect the splits discussed above.

Common Stock
During the nine months ended September 30, 2011 the Company entered into the following transactions to issue common stock:

On February 17, 2011, the Company agreed to issue 30,000 shares of common stock issued in connection with a promissory note.  The shares were valued according to the fair value of the common stock at $6,600. The value was capitalized as deferred financing cost and will be amortized until date of maturity which is May 2012.  During the quarter ended September 30, 2011, the shares were issued and $6,600 was reduced from stock payable. The shares were valued at the fair market value on February 17, 2011, the agreement date.

On February 24, 2011, the Company recorded a deemed distribution of $500,000 related to the acquisition of in-process research and development from a related party.  The Company received the in-process research and development in exchange for a long term promissory note of $500,000.  In addition, the Company agreed to acquire accounts payable related to the in-process research and development totaling $16,562.  A total of $516,562 was recorded as a reduction of additional paid-in capital.

BOLLENTE COMPANIES, INC. (FORMERLY ALCANTARA BRANDS CORPORATION)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 – STOCKHOLDERS’ EQUITY (CONTINUED)

On March 23, 2011, the Company issued 250,000 shares of common stock to settle accounts payable totaling $115,718.  The shares were valued according to the fair value of the common stock as of March 7, 2011.  The fair value of the shares exceeded the value of the accounts payable by $21,782; the loss on settlement of accounts payable was included in interest expense in the nine month period ended September 30, 2011.

On May 1, 2011, the Company issued 50,000 shares of common stock to an officer, director, and shareholder of the Company as part of his employment agreement totaling $40,000.  The shares were valued according to the fair value of the common stock as of May 31, 2011.

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

On August 31, 2011, the Company recorded a stock payable totaling $87,500 for 50,000 shares of common stock owed to an officer, director, and shareholder of the Company as part of his employment agreement.  The shares were valued according to the fair value of the common stock as of August 31, 2011.

On September 30, 2011, the Company issued 10,000 shares of common stock to a consultant for services rendered.  The fair value of the shares were recorded in the period that the shares were earned which totaled $50,000.  The Company reduced the balance in stock payable by $50,000 when the shares were issued.

During the three months ended September 30, 2011, the Company issued a total of 400,000 shares of common stock for cash of $100,000.

During the nine months ended September 30, 2011, there have been no other issuances of common stock.

The following is a summary of the status of all of the Company’s stock warrants as of September 30, 2011 and changes during the nine months ended on that date:

	Number of Warrants	Weighted-Average Exercise Price
Outstanding at January 1, 2011	20,000	$15.50
Granted	-	$0.00
Exercised	-	$0.00
Cancelled	-	$0.00
Outstanding at September 30, 2011	20,000	$15.50
Warrants exercisable at September 30, 2011	20,000	$15.50

BOLLENTE COMPANIES, INC. (FORMERLY ALCANTARA BRANDS CORPORATION)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 – WARRANTS

The following table summarizes information about stock warrants outstanding and exercisable at September 30, 2011:

	STOCK WARRANTS OUTSTANDING AND EXERCISABLE
Exercise Price	Number of Warrants Outstanding	Weighted-Average Remaining Contractual Life in Years	Weighted- Average Exercise Price
$ 15.50	20,000	1.42	$ 15.50

NOTE 10 – AGREEMENTS

Lease Agreement
On January 3, 2011, the Company executed a sublease agreement with Perigon Companies, LLC, a related party.  The lease term is month to month at a rate of $1,500 per month.  The Company paid a refundable security deposit of $1,500.  Rent expense for the three months ended September 30, 2011 was $4,500.  Rent expense for the nine months ended September 30, 2011 was $13,500.

Employment Agreement
On March 1, 2011, the Company entered into an employment agreement with the President of the Company.  The officer will receive annual compensation of $42,000 due in monthly installments.  In addition to the annual compensation, the President will receive 200,000 shares to be issued quarterly beginning May 31, 2011. Compensation expense for the three months ended September 30, 2011 was $10,500 and is recorded in general and administrative expenses.  Compensation expense for the nine months ended September 30, 2011 was $24,500 which was included in general and administrative expenses.

Consulting Agreements
On June 3, 2010, the Company executed a consulting and financial advisory agreement with an entity to assist the Company with financial and management consulting services.  The Company agreed to issue 15,000 shares of common stock upon execution of the agreement.  The agreement expired on December 2, 2010.  On June 25, 2010, the Company issued 15,000 shares.  Additionally, the Company agreed to a fixed quarterly fee of 5,000 shares of common stock which will be due on July 1, 2010 and October 1, 2010.  As of September 30, 2011, the Company issued 10,000 shares of common stock and reduced the stock payable.

NOTE 11 – RELATED PARTY TRANSACTIONS

As of September 30, 2011, the Company had accounts payable totaling $343 due to an entity that is owned and controlled by a former officer, director and shareholder of the Company.

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

as well as other statements regarding our future operations, financial condition, and prospects, and business strategies. These forward-looking statements are subject to certain risks and uncertainties that could cause our actual results to differ materially from those reflected in the forward-looking statements.  Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this Quarterly Report on Form 10-Q, and in particular, the risks discussed under the heading “Risk Factors” in Part II, Item 1A and those discussed in other documents we file with the Securities and Exchange Commission. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

References in the following discussion and throughout this Quarterly Report to “we”, “our”, “us”, “Bollente”, “the Company”, and similar terms refer to Bollente Companies, Inc. unless otherwise expressly stated or the context otherwise requires.

OVERVIEW AND OUTLOOK

Bollente Companies, Inc. (“BOLC”) was formed as a Nevada corporation in March 2008.  On September 23, 2010, BOLC changed its name from Alcantara Brands Corporation to Bollente Companies, Inc.  Effective May 16, 2011, BOLC completed the acquisition of Bollente, Inc (“Bollente”) through the acquisition of 100% of the issued and outstanding common stock of Bollente.

As a result of the closing of the Merger, BOLC is now involved in research and development of a new high quality, whole-house, electric tankless water heater that is more energy efficient than conventional products.

On February 24, 2011, Bollente accepted an assignment of an engineering services contract from Perigon Companies, LLC, a Delaware limited liability company that is also a lender for Bollente.  Perigon started to create an electric tankless water heater and the technology is in research and development.  Perigon is owned and controlled by an individual who is a family member of one of the stockholders of the Company.  Bollente agreed to accept the assignment for a promissory note of $500,000.  The promissory note is due on February 24, 2014 and bears interest at 8% per annum.  There are quarterly interest payments of $10,000 with a balloon payment of the principal balance and any accrued interest at the maturity date.  In the event of default, the interest rate increases to 18% per annum. In addition, the Company agreed to acquire accounts payable related to the in-process research and development totaling $16,562.

On March 7, 2011, we entered into a reverse triangular merger by and among Woodmans Lumber and Millworks Peru (“Woodmans”), a Nevada corporation and our wholly-owned subsidiary, Bollente, Inc., a Nevada corporation. Woodmans and Bollente, Inc. being the constituent entities in the merger, whereby we intend to issue 4,707,727 shares of our 144 restricted common stock in exchange for 100% of Bollente, Inc.’s issued and outstanding common stock. Pursuant to the terms of the merger, Woodmans will be merged with Bollente, Inc. wherein Woodmans shall cease to exist and Bollente, Inc. will become our wholly owned subsidiary. Subject to the terms and conditions set forth in the Merger Agreement, the Merger was anticipated to become effective on April 15, 2011.

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

On June 28, 2011, we entered into eight (8) consulting agreements for various services relating to the Company’s new business model, in exchange for a total of 425,000 shares registered on Form S-8 filed on June 28, 2011.

Bollente, Inc.’s Tankless Electric Water Heaters

In December of 2009 Bollente, Inc. (“Bollente”) was formed to market and sell various green and sustainable technologies, especially consumer goods and building materials. The company has invested considerable time and resources into the development of its brand, including website development and various public relations strategies.

Bollente is committed to manufacturing and distributing a new, high-quality, highly efficient electric tankless water heater that will exceed American consumer performance expectations for large quantities of hot water and delivery of hot water at consistent temperatures with an affordable, durable and reliable design. Bollente, Inc. has several features and design innovations which are new to the electric tankless water heater market that we believe will give our products a sustainable competitive advantage over our rivals in the market.

Our tankless water heaters will be designed to provide an endless hot water supply because they are designed to heat water as it flows through the system. We believe that our products are capable of higher temperature rise than competitive units at given flow rates because of its improved design and greater efficiency. Our tankless water heaters can save energy and reduce operating costs compared to tank systems because unlike tanks, if there is no hot water demand, no energy is being used. In addition, we intend to improve life-cycle costs with an improved design conceived not only to increase efficiency, but also the longevity of our products versus competitive units. Generally, a typical tank water heater lasts about 11 years, whereas gas tankless systems may last longer, but require routine maintenance. Our product line is designed to last longer than tank water heaters without any routine maintenance required under most conditions.

Intellectual Property & Proprietary Rights

        Upon completion of our brand development, we will regard substantial elements of our brands and underlying intellectual property as proprietary and attempt to protect them by relying on trademark, service mark and trade secret laws, restrictions on disclosure and transferring title and other methods.

        The company’s plans are to actively pursue patent and trademark protection for all newly developed products, both domestically and abroad.  The company has novel and proprietary technologies related to its product line and the central focus of the company’s patent counsel has been to work with the company’s engineers to build a defensible patent portfolio.  To date, the company has filed several trademark applications through its outside marketing and branding experts and has acquired several unique domain registrations reflective of its online marketing strategy.  Bollente anticipates obtaining patent and trademark protection on all of its newly developed, proprietary products.  The company also plans to continue protecting its intellectual property through confidentiality agreements with vendors and consultants.

Product Overview

       Bollente is currently in a research and development phase to design a product line of tankless water heaters.  The company has been strategizing a branding and marketing strategy for a tankless water heater product line since January of 2010. The whole-house and commercial series of water heaters will be marketed by the Company when the research and development is substantially completed. Management believes the company’s products will deliver increased functionality and energy efficiency to consumers, and that its products are superior to other competing products in the market, but at a lower cost to the end user. In addition, the Company has been working to identify partners in the contract manufacturing space and believes the company will enter production through one of these contract manufacturing firms in the next 12 months. There are currently several prototypes, components, and various assemblies and technologies being examined and tested by the company’s engineering consultants for use in the Company’s product lines.

Operation Plan

Our plan is to focus on continued research and development to improve the performance of our electric tankless water heater line, finishing the main elements of our branding strategy, launching a website introducing the features and benefits of tankless water heaters to the market. Subject to availability of capital and once we have substantially completed research and development of the tankless line, we will implement a marketing and sales program in order to begin filling the sales pipeline with potential customers, outside sales companies, and identify candidates within the plumbing and construction industries who will be interested in utilizing our electric tankless technology.

In order to increase returns for our stockholders, we will also be seeking licensing partners and private label opportunities. Depending on availability of capital, and other constraints, our goal is to increase stockholder value by acquiring stakes in companies, product licenses, and/or joint ventures which will yield additional products or services related to our tankless water heater line which we will offer to our customers or which will yield additional customers to whom we can offer our tankless water heater line.

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

Results of Operations

Revenues

In this period ended September 30, 2011, we did not generate revenues. Since our inception on March 7, 2088 through September 30, 2011, we did not generate any revenues.

Expenses

Operating expenses totaled $224,358 during the three months ended September 30, 2011 and $348,338 during the nine months ended September 30, 2011 as compared to $212,852 during the three months ended in the prior year and $843,043 in the nine months ended in the prior year. In the three month period ended September 30, 2011, expenses primarily consisted of general and administrative of $106,908, research and development of $23,438 and professional fees of $94,012. In the nine month period ended September 30, 2011, our expenses primarily consisted of general and administrative of $173,107, research and development of $30,000 and professional fees of $145,231.

Research and development expenses increased $23,438 from the three months ended September 30, 2010 to the three months ended September 30, 2011. From the nine months ended September 30, 2010 to the nine months ended September 30, 2011 research and development expenses increased $30,000. The increase of research and development expenses in the three and nine months ended is attributed primarily to development of new products, and will continue to be the Company’s primary focus.

Professional fees decreased $102,323 from the three months ended September 30, 2010 to the three months ended September 30, 2011. From the nine months ended September 30, 2010 to the nine months ended September 30, 2011 professional fees decreased $630,276. The professional fees decreased due to decline in stock based compensation.

General and administrative fees increased $90,391, from the three months ended September 30, 2010 to the three months ended September 30, 2011.  From the nine months ended September 30, 2010 to the nine months ended September 30, 2011 general and administrative fees increased $145,147. This increase was primarily attributed to an increase in compensation due to the President of the Company.

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

Liquidity and Capital Resources

As of September 30, 2011, we had $13,567 in cash and cash equivalents. The following table provides detailed information about our net cash flow for all financial statement periods presented in this quarterly report. To date, we have financed our operations through the issuance of stock and borrowings.

The following table sets forth a summary of our cash flows for the nine months ended September 30, 2011 and 2010:

	Nine months Ended September 30,
	2011	2010
Net cash used in operating activities	$(151,050)	$(79,481)
Net cash used in investing activities	(550)	(2,322)
Net cash provided by financing activities	165,119	86,005
Net increase in Cash	13,519	4,202
Cash, beginning	48	1,238
Cash, ending	$13,567	$5,440

Operating activities

Net cash used in operating activities was $151,050 for the period ended September 30, 2011, as compared to $79,481 used in operating activities for the same period in 2010. The increase in net cash used in operating activities was primarily due to an increase in research and development costs and in general and administrative expenses.

Investing activities

Net cash used in investing activities was $550 for the period ended September 30, 2011, as compared to $2,322 used in investing activities for the same period in 2010. The net cash used in investing activities for the current period was primarily due filings related to trademarks.

Financing activities

Net cash provided by financing activities for the period ended September 30, 2011 was $165,119, as compared to $86,005 for the same period of 2010. The increase of net cash provided by financing activities was mainly attributable to proceeds from borrowing and the sale of unregistered securities through private placements.

As of September 30, 2011, we continue to use traditional and/or debt financing to provide the capital we need to run the business.

Liquidity is a measure of a company’s ability to meet potential cash requirements. We have historically met our capital requirements through the issuance of stock, by borrowings, and through sales-generated revenue.  In the foreseeable future, we anticipate we will be able to provide the necessary liquidity we need by the revenues generated from the sales of our products. However, this is dependent upon the Company being able to generate income from sales as the product is still being developed.

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

This item is not applicable as we are currently considered a smaller reporting company.

Item 4T. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer, Robertson J. Orr, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13(a)-15(e) under the Exchange Act) as of the end of the period covered by this Report.  Based on that evaluation and assessment, Mr. Orr  concluded that our disclosure controls and procedures are designed at a reasonable assurance level and are ineffective to provide reasonable assurance that information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or reasonably likely to materially affect, our internal control over financial reporting.

PART II--OTHER INFORMATION

Item 1.                       Legal Proceedings.

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. We are not presently a party to any material litigation, nor to the knowledge of management, is any litigation threatened against us, which may materially affect us.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuances pursuant to Subscription Agreements

On September 29, 2011, the Company approved the issuance of 400,000 shares of restricted common stock to three (3) accredited investors pursuant to subscription agreements, in consideration for a total of One Hundred Thousand dollars ($100,000).

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

Stock Issued as Payment to Third Party

On September 29, 2011 the Company issued 10,000 shares to a consultant pursuant to a Consultant and Advisory Agreement dated June 3, 2010, wherein the consultants were to receive 10,000 shares in quarterly fees.

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

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities from the time of our inception on March 7, 2008 through the period ended September 30, 2011.

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

Date: November 16, 2011