Form 10-K
period 2011-12-31
Bollente Companies Inc.
filed 2012-04-16
CIK 1429393

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-54219

BOLLENTE COMPANIES INC.
(Exact name of registrant as specified in its charter)

Nevada	26-2137574
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Gainey Center II, 8501 North Scottsdale Road, Suite 165
Scottsdale, Arizona 85253-2740
(Address of principal executive offices) (Zip Code)

(480) 275-7572
(Registrant's telephone number, including area code)

Copies of Communications to:
Stoecklein Law Group
401 West A Street
Suite 1150
San Diego, CA 92101
(619) 704-1310 • Fax (619) 704-1325

Securities registered pursuant to Section 12(b) of the Act:
None

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $0.001 par value

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐    No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of June 30, 2011 (the last business day of the registrant's most recently completed second fiscal quarter) was $3,813,880 based on a share value of $0.60.

The number of shares of Common Stock, $0.001 par value, outstanding on April 9, 2012 was 6,697,460 shares.

DOCUMENTS INCORPORATED BY REFERENCE: None.

BOLLENTE COMPANIES INC.
FOR THE FISCAL YEAR ENDED
DECEMBER 31, 2011

i

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements and involves risks and uncertainties that could materially affect expected results of operations, liquidity, cash flows, and business prospects.  These statements include, among other things, statements regarding:

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

as well as other statements regarding our future operations, financial condition and prospects, and business strategies. Forward-looking statements may appear throughout this report, including without limitation, the following sections: Item 1 “Business,” Item 1A “Risk Factors,” and Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Forward-looking statements generally can be identified by words such as “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “predicts,” “projects,” “will be,” “will continue,” “will likely result,” and similar expressions. These forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties, which could cause our actual results to differ materially from those reflected in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this Annual Report on Form 10-K, and in particular, the risks discussed under the caption “Risk Factors” in Item 1A and those discussed in other documents we file with the Securities and Exchange Commission (SEC). We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements, except as required by law. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

As used herein, “Bollente,” “BOLC,” “the Company,” “we,” “our,” and similar terms include Bollente Companies Inc. and its subsidiaries, unless the context indicates otherwise.

PART I

ITEM 1. BUSINESS

Business Development

Bollente Companies Inc. is a development stage company incorporated in the state of Nevada in March of 2008. On September 23, 2010, we changed our name from Alcantara Brands Corporation to Bollente Companies Inc.

On March 7, 2011, we entered into a reverse triangular merger (“Merger”) by and among Woodmans Lumber and Millworks Peru (“Woodmans”), a Nevada corporation and our wholly-owned subsidiary, and Bollente, Inc., a Nevada corporation, Woodmans and Bollente, Inc. being the constituent entities in the Merger. On May 16, 2011, we completed the acquisition of 100% of the issued and outstanding common stock of Bollente, Inc. in exchange for 4,707,727 shares of our common stock. Pursuant to the terms of the Merger, Woodmans was merged with Bollente, Inc. wherein Woodmans ceased to exist and Bollente, Inc. became our wholly owned subsidiary.

As a result of the closing of the Merger, our main focus has been redirected to the research and development of high quality, whole-house, electric tankless water heater that is more energy efficient than conventional products.

Business of Issuer

On February 24, 2011, Bollente, Inc. accepted an assignment of an engineering services contract from Perigon Companies, LLC, a Delaware limited liability company, which is also a lender for Bollente, Inc. Perigon started to create an electric tankless water heater and the technology is in research and development. Perigon is owned and controlled by an individual who is a family member of one of the stockholders of the Company. Bollente agreed to accept the assignment for a promissory note of $500,000. The promissory note is due on February 24, 2014 and bears interest at 8% per annum. There are quarterly interest payments of $10,000 with a balloon payment of the principal balance and any accrued interest at the maturity date. In the event of default, the interest rate increases to 18% per annum.

Bollente’s first product is a high quality, whole-house, electric tankless water heater. The residential whole-house version and commercial version have been in research and development since late 2009; with early modeling and design work completed the remaining development has begun. Several novel and patentable technologies are currently in testing and initial prototype work has already begun on this primary line of tankless water heating products. We anticipate development work on the whole-house residential and commercial tankless water heaters will be substantially completed by our current engineering consultants. Once the management’s testing and certification criteria have been met, our engineering consultants will transition the product line to a contract manufacturer, who will begin full-scale production at which point we will be able to commence shipments.

We are committed to manufacturing and distributing a new, high-quality, highly efficient electric tankless water heater that will exceed American consumer performance expectations for large quantities of hot water and delivery of hot water at consistent temperatures with an affordable, durable and reliable design. We have several features and design innovations which are new to the electric tankless water heater market that we believe will give our products a sustainable competitive advantage over our rivals in the market.

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

For forty years, the Japanese have been manufacturing and using gas powered tankless water heaters for residential and commercial use. Companies that sell gas tankless brands in the U.S. are usually sourced from Japanese suppliers, such as Noritz, Rinnai, Takagi, and Paloma, none of which manufacture or sell electric tankless products. Gas tankless manufacturers have had an appreciable impact on the U.S. water heater market in recent years, gaining market share and partnering with well known companies in the space to further increase market share. Manufacturers of electric tankless water heaters have not achieved significant sales relative to gas tankless manufacturers despite the increased awareness for tankless water heaters in general. We expect that Bollente’s tankless electric water heaters will fill the electric tankless market segment as the industry and consumers become aware of our improved technology. Bollente’s products are being engineered to provide quality, functionality, and performance at an attractive price point. The company expects to sell primarily through traditional plumbing wholesale distribution channels, as well as directly to national homebuilders and large plumbing wholesalers. Additionally, we believe licensing and co-branding opportunities are available in the industry.

Introduction to our Business Development Strategy

We have determined that as part of our growth strategy, we will seek to partner with or acquire entities operating in various fields, with a bias towards green and "clean-tech" sectors. Our management has experience in marketing, product launches, business development strategies, and certain other areas specific to the success of growth companies. We will operate with a view towards identifying acquisition candidates as we seek the rights to provide the market with products and services geared toward environmental responsibility.

We have identified several agents who are well suited to provide consulting to high-growth technology and consumer products companies. We are currently negotiating with several agents possessing technical expertise related to planning, structuring, and capitalizing growth companies in the green and "clean-tech" sectors who will be tasked with creating additional revenues and assist the Company with our own planning, structure, and capitalization.

We have identified several entities that fit our criteria. We are focused on adding value to these companies and acquiring either the entity or its business, maintaining and growing that business, and hiring and utilizing existing management where appropriate. We have begun the design of a website which we believe will help us attract relationships with possible acquisition targets.

Intellectual Property & Proprietary Rights

Upon completion of our brand development, we will regard substantial elements of our brands and underlying intellectual property as proprietary and attempt to protect them by relying on trademark, service mark and trade secret laws, restrictions on disclosure and transferring title and other methods.

Our plans are to actively pursue patent and trademark protection for all of newly developed products, both domestically and abroad. We have novel and proprietary technologies related to our product line and the central focus of our patent counsel has been to work with our engineers to build a defensible patent portfolio. To date, we have filed several trademark applications through our outside marketing and branding experts and have acquired several unique domain registrations reflective of our online marketing strategy. We anticipate obtaining patent and trademark protection on all of our newly developed, proprietary products. We also plan to continue protecting our intellectual property through confidentiality agreements with vendors and consultants and trade secret protocols employed by employees, consultants, and contractors.

Product Overview

We are currently in a research and development phase to design a product line of tankless water heaters. We are strategizing a branding and marketing strategy for a tankless water heater product line. The whole-house and commercial series of water heaters will be marketed by the Company when the research and development is substantially completed. Management believes our products will deliver increased functionality and energy efficiency to consumers, and that our products are superior to other competing products in the market, but at a lower cost to the end user. In addition, we are working to identify partners in the contract manufacturing space and believe we will enter production through one of these contract manufacturing firms in the next 12 months. There are currently several prototypes, components, and various assemblies and technologies being examined and tested by our engineering contactors for use in our product lines.

Tankless Industry Overview

The U.S. gas tankless, whole-house, water heater market is dominated by five brands; Noritz, Rinnai, Takagi, Aqua Star by Bosch and Paloma by Rheem. The U.S. electric tankless, whole-house, water heater market is dominated by four brands; Seisco by Microtherm, Inc., Stiebel Eltron, Eemax and Power Star by Bosch. Until just a few years ago, there were only a few tankless water heater manufacturers with a presence in the United States, but that is changing. Now, several Japanese and European manufacturers have begun marketing products in the United States, and since 2003, gas tankless products have experienced dramatic growth. Electric tankless systems have not experienced comparable growth due to several factors, primarily product performance, capacity, product quality and electrical power supply and installation issues.

Manufacturers of tank heaters have a competitive advantage due largely to their product category’s long established use, name recognition, established distribution and brand position in the marketplace. Many plumbers and other building industry professionals were opposed to changing brands or to tankless systems because many tankless water heaters have been poorly designed in the past. As a result there is a perception among some contractors that these water heaters are more complicated and generally less dependable than traditional tank heaters. This perception is often passed along to consumers when making buying decisions or inquiring about switching to a tankless water heater. In recent years however, the industry has experienced a contraction in sales of products and services for new building projects. Consequently, higher ticket, higher margin products, such as tankless and solar water heating systems have become a primary growth driver for many plumbers and companies who had traditionally avoided emerging technologies.

While we believe that our products will have superior performance, such as endless hot water, superior longevity, greater efficiency and lower “life-cycle” costs than traditional tank water heaters, the Company’s success will depend to a large degree on the successful conversion of traditional water heater buyers to tankless water heater buyers. The acquisition price of tankless water heaters (both gas and electric) is greater than traditional tank water heaters, but the overall cost of ownership will be less than that of traditional tank technologies under typical circumstances. Although the public’s awareness of tankless systems has not been strong historically, sales growth in the sector is suggestive of increasing awareness.

Our marketing and promotion plans have been developed to increase the awareness of the Company’s brand as the preferred option to traditional tank systems. Bollente intends to position itself and its brand to capitalize on the paradigm shift to green-conscious living and development.

Target Markets

The United States market for residential tank water heaters in 2010 was approximately 7.65 million units according to data released by the Air-Conditioning, Heating, and Refrigeration Institute (AHRI). Almost 50% of those shipments were electric water heaters, and the company has found in comparing those statistics with government data, that over 90% of tank water heaters shipped in 2010 were intended for “replacement” installations.

Bollente will initially market its products to builders, remodelers and distributors in the southern and western U.S. These areas of the country have been selected because of generally higher ground water temperatures, which improves the effects of the performance and capacity of all brands of tankless water heaters. This area of the country also traditionally has the largest share of population growth and new housing starts, accounting for almost two-thirds of all housing starts in 2010, according to government data. Additionally, the southern U.S., and specifically the southeastern U.S., has the highest usage of electric water heaters.

Overview of Potential Markets and Summary of Marketing Plan

Management intends to focus on the United States residential market initially. For decades Americans have used only tank type water heaters. For most homes, the units hold an average of 40 to 80 gallons of water in a storage tank, are gas or electric fueled and consume excessive energy to keep water hot continuously. In fact, water heaters expend up to 25% of the total energy used by a typical household representing the second largest use of energy in most homes. Depending on household usage, approximately 25 – 50% of the heat created is lost through the walls of the tank and connecting pipes.

There are other problems inherent with traditional tank water heaters:

•	Due to the high temperatures and corrosive aspects of water, a typical water heater has a life span of 10.7 years.
•	Unless replaced beforehand, more than two thirds of water heaters eventually corrode and leak or burst, often resulting in extensive and costly water and mold related damage.
•
Due to the large size and other installation requirements often result in the units being installed in garages and utility rooms on the opposite side of the home from the bathroom fixtures. Because of this, an estimated 10,000 gallons of water per household goes down the drain while users wait on the water to get hot at the faucet.

•	Traditional tank water heaters take up to 6 to 9 square feet of floor space, which can be especially valuable in multi-family or commercial applications.
•	To reduce operating costs, many people adjust the temperature on their water heaters down. Unfortunately, lower temperatures increase the possibility of unhealthy, water born bacteria growth.
•
To increase water heating capacity, many people will adjust the temperature of their water heaters up. In addition to using more energy, this practice can be dangerous by posing a greater risk of scalding.

Tankless water heaters are becoming increasingly popular in America because they:

•	Produce a continuous, unlimited supply of hot water
•	Expend only the energy needed to heat the water used with no “standby” energy loss
•	Can last more than twice as long as tank heaters
•	Are small and require very little space.
•	Are not conducive to bacterial growth
•	Are considered very “green” by green conscious builders and consumers.

Electric tankless water heaters have additional benefits over gas powered models because they can be installed almost anywhere in a home (closets, attics, utility rooms, etc.) where hot water is needed which improves flexibility of floor plan design for builders, architects, and remodelers. In addition, gas tankless water heaters may not be suitable for many applications due to challenges with adequate fuel supply, the need for exhaust vents with specific requirements, and other code-related requirements. In spite of these issues, gas tankless water heaters have enjoyed significant growth in North America because of the efficiency and performance they provide.

Distribution Plan

Initially, we will be distributing our first product line throughout the southern and western U.S. using an existing network of plumbing and electrical wholesalers (distributors), manufacturers’ representatives and dealers. We believe that once the product has been launched, we will be able to partner with major companies in the building and plumbing industries to rapidly expand awareness of Bollente and our products in the water heater market in the U.S and Canada.

Sales will be pursued through the following channels:

1.	Regional and national plumbing and electrical wholesalers (also called “distributors”);
2.	Plumbers and electricians on a direct basis, in those areas where wholesalers have not yet been set up; and,
3.	Builders on a direct basis, in those areas where wholesalers & mechanical contractors have not yet been set up.

We will expand sales of the product further by marketing the product directly to consumers over the internet with a series of aggressive and ongoing marketing initiatives. We intend to market to industry professionals and end-users through more traditional marketing efforts as well, including print advertising, attendance of select national trade shows, and attendance of select regional consumer shows. We also expect Bollente will be successful in providing education, training, and support to our sales and installer networks as part of our distribution and marketing efforts.

We believe our products will be a differentiating factor for industry professionals and builders as they market to their customers. Additionally, our electric tankless products are expected to provide these professionals and their companies with a mechanism to increase revenue and improve gross margin as compared to more traditional water heating products.

Employees

As of December 31, 2011, we have one part-time employee, Robertson James Orr, who is also our sole officer and director.

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

ITEM 1A. RISK FACTORS

In the normal course of business, our financial position will routinely be subjected to a variety of risks, including market risks associated with marketing, technology developments, competitive forces, and government regulatory actions. You should carefully consider the risks and uncertainties described in the sections below. Our actual results could differ materially from projected results due to some or all of the factors discussed below.

We are a development stage company organized in March 2008 and have recently commenced operations, which makes an evaluation of us extremely difficult. At this stage of our business operations, even with our good faith efforts, we may never become profitable or generate any significant amount of revenues, thus potential investors have a high probability of losing their investment.

We were incorporated in March of 2008 as a Nevada corporation. As a result of our start-up operations we have; (i) generated no revenues, (ii) accumulated deficits of $2,098,907 for the period ended December 31, 2011, and (iii) we have incurred losses of $2,098,907 from our inception through the period ended December 31, 2011.  We have been focused on organizational and start-up activities and business plan development. There is nothing at this time on which to base an assumption that our business operations will prove to be successful or that we will ever be able to operate profitably. Our future operating results will depend on many factors, including our ability to raise adequate working capital, demand for our products, the level of our competition and our ability to attract and maintain key management and employees.

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

Our reliance on intellectual property and other proprietary information subjects us to the risk that these key ingredients of our business could be copied by competitors.

Our success depends, in significant part, on the proprietary nature of our technology. If a competitor is able to reproduce or otherwise capitalize on our technology, despite the safeguards we have in place, it may be difficult, expensive or impossible for us to obtain necessary legal protection. In addition to patent protection of intellectual property rights, we consider elements of our product designs and processes to be proprietary and confidential. We rely upon employee, consultant and vendor non-disclosure agreements and contractual provisions and a system of internal safeguards to protect our proprietary information. However, any of our registered or unregistered intellectual property rights may be challenged or exploited by others in the industry, which might harm our operating results.

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

Mr. Orr has limited experience in running a public company. The lack of experience in operating a public company could impact our return on investment, if any.

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

We depend on certain key employees, and believe the loss of any of them would have a material adverse effect on our business.

We will be dependent on the continued services of our management team, as well as our outside consultants. While we have no assurance that our current management will produce successful operations, the loss of such personnel could have an adverse effect on meeting our production and financial performance objectives. We have no assurance that we will not lose the services of these or other key personnel and may not be able to timely replace any personnel if we do lose their services.

Our ability to attract qualified sales and marketing personnel is critical to our future success, and any inability to attract such personnel could harm our business.

Our future success may also depend on our ability to attract and retain additional qualified design and sales and marketing personnel. We face competition for these individuals and may not be able to attract or retain these employees, which could have a material adverse effect on our results of operations and financial condition.

Because our common stock could remain under $5.00 per share, it could continue to be deemed a low-priced “Penny” stock, an investment in our common stock should be considered high risk and subject to marketability restrictions.

Since our common stock is currently under $5.00 per share, it is considered a penny stock, as defined in Rule 3a51-1 under the Securities Exchange Act, it will be more difficult for investors to liquidate their investment even if and when a market develops for the common stock. If the trading price of the common stock stays below $5.00 per share, trading in the common stock is subject to the penny stock rules of the Securities Exchange Act specified in rules 15g-1 through 15g-10. Those rules require broker-dealers, before effecting transactions in any penny stock, to:

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

Consequently, the penny stock rules may restrict the ability or willingness of broker-dealers to accept the common stock for deposit into an account or, if accepted for deposit, to sell the common stock and these restrictions may affect the ability of holders to sell their common stock in the secondary market and the price at which such holders can sell any such securities. These additional procedures could also limit our ability to raise additional capital in the future.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We currently maintain an executive office 8501 North Scottsdale Road, Suite 165, Scottsdale, Arizona. Our monthly rent for this office is $3,500.

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
PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASE OF EQUITY SECURITIES

Market Information

Our common stock is quoted on the OTC Markets QB (OTCQB), under the symbol “BOLC.”

The following table sets forth the quarterly high and low bid prices for our common stock during our last two fiscal years, as reported by a Quarterly Trade and Quote Summary Report of the OTC Bulletin Board. The quotations reflect inter-dealer prices, without retail mark-up, markdown or commission, and may not necessarily represent actual transactions.

	2011		2010
	BID PRICES		BID PRICES
	High	Low	High	Low
1st Quarter	$1.01	$0.22	$29.50	$7.75
2nd Quarter	$0.90	$0.30	$12.50	$1.25
3rd Quarter	$1.92	$0.69	$4.50	$1.50
4th Quarter	$4.00	$0.50	$3.00	$0.01

Holders of Common Stock

As of April 9, 2012, we had approximately 85 stockholders of record of the 6,697,460 shares outstanding.  The closing bid stock price on April 9, 2012 was $2.00.

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

Recent Sales of Unregistered Securities

On November 17, 2011, we issued 100,000 shares of our restricted common stock to a consultant for services rendered valued at $150,000 or $1.50 per share.

On December 13, 2011, we issued 100,000 shares of our restricted common stock to a consultant for services rendered valued at $105,000 or $1.05 per share.

    We made each of the aforementioned common stock issuances in reliance upon the exemption from registration under Section 4(2) of the Securities Act for private offerings not involving a public distribution.

In December 2011, we sold 100,000 shares of our restricted common stock to two accredited investors for a total purchase price of $25,000 all of which was paid in cash.

We believe that the issuance and sale of the above shares was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 502 of the Iowa Code as a Limited Offering Transaction. Not more than thirty-five purchasers were present in this state during any twelve consecutive months. The shares were sold directly by us and did not involve a general solicitation or involve general advertising. There were no commissions paid on the issuance and sale of the shares. Lastly, we believe that all the purchasers were purchasing for investment.

Subsequent Sales & Issuances of Unregistered Securities

In March 2012, we sold 50,000 shares of our restricted common stock to two accredited investors for a total purchase price of $25,000 all of which was paid in cash.

We made the aforementioned common stock issuances in reliance upon the exemption from registration under Section 4(2) of the Securities Act for private offerings not involving a public distribution.

Issuance of Registered Stock

On March 19, 2012, we issued 150,000 shares of our common stock to Mr. Orr pursuant to his employment agreement. The shares issued were registered in a Registration Statement on Form S-8 filed on June 28, 2011.

Issuer Purchases of Equity Securities

The Company did not repurchase any of its equity securities during the fourth quarter ended December 31, 2011.

ITEM 6. SELECTED FINANCIAL DATA

This item is not applicable, as we are considered a smaller reporting company.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW AND OUTLOOK

Bollente Companies Inc. was formed as a Nevada corporation in March 2008. On September 23, 2010, the Company changed its name from Alcantara Brands Corporation to Bollente Companies Inc.  Effective May 16, 2011, we completed the acquisition of Bollente, Inc. through the acquisition of 100% of the issued and outstanding common stock of Bollente, Inc.

Our Operations

As a result of completing the acquisition of Bollente, Inc. on May 16, 2011, our entire operations is currently based upon the operations of our wholly-owned subsidiary Bollente, Inc., which is involved in researching and manufacturing a green technology centered on a tankless water heater system for residential and commercial purposes. Our first branded product is a high quality, whole-house, electric tankless water heater that is more energy efficient than conventional products.

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

We expect to achieve these results by:

•	Testing new, proprietary technologies for integration into our electric tankless water heating products;
•	Filing for patent for our electric tankless water heater line and obtaining trademark protection for our brand;
•	Launching our product website to educate retail consumers about our products;
•	Installing and testing prototype water heaters in the field in a variety of applications;
•
Designing a secondary website geared towards providing service and technical guidance to industry professionals, trade persons, and wholesale sales companies on the benefits of offering our products to their customers; and,

•	Identifying additional candidates in the plumbing and building industry in select markets to support our initial marketing and sales efforts.

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

RESULTS OF OPERATIONS

Revenue.  During the years ended December 31, 2011 and 2010, we did not generate revenues.

General and Administrative. General and administrative expenses decreased $13,663, or 38%, to $22,662 for the fiscal year ended December 31, 2011 from $36,325 for the fiscal year ended December 31, 2010. The decrease was as a result of the change in management and different visions for the Company.

Executive Compensation.  Executive compensation increased $242,123 or 30,152% in the fiscal year ended December 31, 2011 from $803 for the fiscal year ended December 31, 2010. The increase in executive compensation was the result of the employment agreement with Robertson Orr.

Product Development – Related Party. Our product development – related party expenses decreased $39,576 or 100% in the fiscal year ended December 31, 2011 from $0 for the fiscal year ended December 31, 2010. The decrease was the result of change in management and direction for the Company.

Research and Development.  Research and development expenses increased $59,530 or 100% in the fiscal year ended December 31, 2011 from $0 for the fiscal year ended December 31, 2010. The increase in research and development was due primarily to development of new products and will continue to be the Company’s primary focus.

Professional Fees.  Professional fees decreased $680,478, or 72%, to $263,167 in the fiscal year ended December 31, 2011 from $943,645 for the fiscal year ended December 31, 2010. The decrease in professional fees was the result of a decline in stock based compensation.

Interest Expense – Related Party. Interest expense – related party increased $35,924 or 4,115% in the fiscal year ended December 31, 2011 from $873 for the fiscal year ended December 31, 2010. The increase was the result of the additional borrowings during the year.  The most significant increase is due to the loan for $500,000.

Interest Expense. Interest expense increased $28,502 or 100% in the fiscal year ended December 31, 2011 from $0 for the fiscal year ended December 31, 2010. The increase was the result of additional borrowings during the year and expenses related to the conversion of accounts payable.

Net Loss. In the fiscal year ended December 31, 2011, we generated a net loss of $653,584, a decrease of $367,638, or 36%, from $1,021,222 for the period ended December 31, 2010. The decrease was the result of change in management and change in the business operations of the Company.

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

Liquidity and Capital Resources

As of December 31, 2011, we had $864 in cash, $163 in prepaid expenses and $369,375 in prepaid stock compensation. The following table provides detailed information about our net cash flow for all financial statement periods presented in this Annual Report. To date, we have financed our operations through the issuance of stock and borrowings.

The following table sets forth a summary of our cash flows for the periods indicated:

	Fiscal Year Ended December 31,
	2011	(Restated) 2010
Net cash used in operating activities	$(185,364)	$(91,846)
Net cash used in investing activities	$(550)	$(4,372)
Net cash provided by financing activities	$186,730	$95,028
Net increase/(decrease) in Cash	$816	$(1,190)
Cash, beginning of year	$48	1,238
Cash, end of year	$864	$48

Operating activities

Net cash used in operating activities was $185,364 for the year ended December 31, 2011, as compared to $91,846 used in operating activities for the same period in 2010. The increase in net cash used in operating activities was primarily due to the decrease in stock based compensation.

Investing activities

Net cash used in investing activities was $550 for the period ended December 31, 2011, as compared to $4,372 used in investing activities for the same period in 2010. The net cash used in investing activities for the current period was primarily due to filings related to trademarks.

Financing activities

Net cash provided by financing activities for the year ended December 31, 2011 was $186,730, as compared to $95,028 for the same period of 2010. The increase of net cash provided by financing activities was mainly attributable to proceeds from borrowing and the sale of unregistered securities through private placements.

As of December 31, 2011, we continue to use traditional and/or debt financing to provide the capital we need to run the business.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Index to Financial Statements and Financial Statement Schedules appearing on page F-1 through  of this Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

We have had no disagreements with our independent auditors on accounting or financial disclosures.

ITEM 9A (T). CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our Principal Executive Officer and Principal Financial Officer, Robertson James Orr, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Report. Based on his evaluation, Mr. Orr concluded that our disclosure controls and procedures are designed at a reasonable assurance level and are not effective to provide reasonable assurance that information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting

           Our management is responsible for establishing and maintaining adequate internal control, as is defined in the Securities Exchange Act of 1934.  These internal controls are not designed to provide reasonable assurance that the reported financial information is presented fairly, that disclosures are adequate and that the judgments inherent in the preparation of financial statements are reasonable.  There are inherent limitations in the effectiveness of any system of internal controls, including the possibility of human error and overriding of controls.  Consequently, an effective internal control system can only provide reasonable, not absolute, assurance with respect to reporting financial information.

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

Management has undertaken an assessment of the effectiveness of our internal control over financial reporting based on the framework and criteria established in the Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Based upon this evaluation, management concluded that our internal control over financial reporting was not effective as of December 31, 2011.

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

Information as to our current directors and executive officers is as follows:

Name	Age	Title	Since

Robertson James Orr	37	President, Secretary, Treasurer, Director	May 12, 2010

Duties, Responsibilities and Experience

Robertson James Orr, has been our President, Treasurer and Secretary since May 12, 2010. Mr. Orr attended Arizona State University and graduated with a BA in Business Management.  In 1998, Mr. Orr assisted in the founding of bluemedia, Inc., a successful large format digital printing company based in Tempe, Arizona.  Mr. Orr lead bluemedia to profitability 9 years ago while overseeing the company's sales department and business development, and since then the company has continued to grow by more than 28% annually. In 2005, Mr. Orr and his Partners in bluemedia started a non-traditional ad agency called Blind Society, which is responsible for the direct to consumer marketing efforts of companies like AT&T, K-Swiss, and Activision. In addition to his entrepreneurial successes, Mr. Orr has been involved with supporting numerous local charitable causes through his work with the Boys & Girls Clubs of Phoenix, St. Joseph the Worker, the MDA and the ADA. He is also on the Board of Directors for the Tempe Chamber of Commerce and is active in the Phoenix 40.

Indemnification of Directors and Officers

Our Articles of Incorporation and Bylaws both provide for the indemnification of our officers and directors to the fullest extent permitted by Nevada law.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), requires our executive officers and directors, and persons who beneficially own more than ten percent of our common stock, to file initial reports of ownership and reports of changes in ownership with the SEC.  Executive officers, directors and greater-than-ten-percent beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file.  Based upon a review of the copies of such forms furnished to us and written representations from our executive officers and directors, we believe that as of the date of this filing they were current in their filings.

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

Our decision to not adopt such a code of ethics results from our having a small management for the Company.  We believe that the limited interaction which occurs having such a small management structure for the Company eliminates the current need for such a code, in that violations of such a code would be reported to the party generating the violation.

Corporate Governance

We currently do not have standing audit, nominating and compensation committees of the board of directors, or committees performing similar functions. Until formal committees are established, our entire board of directors, perform the same functions as an audit, nominating and compensation committee.

Involvement in Certain Legal Proceedings

To the best of our knowledge, none of our directors or executive officers has, during the past five years:

•	been convicted in a criminal proceeding or been subject to a pending criminal proceeding (excluding traffic violations and other minor offences);

•
had any bankruptcy petition filed by or against the business or property of the person, or of any partnership, corporation or business association of which he was a general partner or executive officer, either at the time of the bankruptcy filing or within two years prior to that time;

•
been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction or federal or state authority, permanently or temporarily enjoining, barring, suspending or otherwise limiting, his involvement in any type of business, securities, futures, commodities, investment, banking, savings and loan, or insurance activities, or to be associated with persons engaged in any such activity;

•
been found by a court of competent jurisdiction in a civil action or by the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

•
been the subject of, or a party to, any federal or state judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated (not including any settlement of a civil proceeding among private litigants), relating to an alleged violation of any federal or state securities or commodities law or regulation, any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order, or any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

•
been the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

ITEM 11. EXECUTIVE COMPENSATION

Overview of Compensation Program

We currently have not appointed members to serve on the Compensation Committee of the Board of Directors. Until a formal committee is established, our entire Board of Directors has responsibility for establishing, implementing and continually monitoring adherence with the Company’s compensation philosophy. The Board of Directors ensures that the total compensation paid to the executives is fair, reasonable and competitive.

Compensation Philosophy and Objectives

The Board of Directors believes that the most effective executive compensation program is one that is designed to reward the achievement of specific annual, long-term and strategic goals by the Company and that aligns executives’ interests with those of the stockholders by rewarding performance above established goals, with the ultimate objective of improving stockholder value. As a result of the size of the Company and only having one officer, the Board evaluates both performance and compensation on an informal basis. Upon hiring additional executives, the Board intends to establish a Compensation Committee to evaluate both performance and compensation to ensure that the Company maintains its ability to attract and retain superior employees in key positions and that compensation provided to key employees remains competitive relative to the compensation paid to similarly-situated executives of peer companies. To that end, the Board believes executive compensation packages provided by the Company to its executives, including the named executive officers, should include both cash and stock-based compensation that reward performance as measured against established goals.

Role of Executive Officers in Compensation Decisions

The Board of Directors makes all compensation decisions for, and approves recommendations regarding equity awards to, the executive officers and Directors of the Company. Decisions regarding the non-equity compensation of other employees of the Company are made by management.

Summary Compensation

During the year ended December 31, 2010, our former President and Chief Executive Officer Mr. Carlos Alcantara and our former Treasurer and Secretary Ms. Shanda Alcantara received no compensation for their roles associated as the Company’s officers. Mr. and Ms. Alcantara resigned from their positions with the Company effective on May 12, 2010.

Prior to the resignations of Mr. Carlos Alcantara and Ms. Shanda Alcantara on May 12, 2010, the board of directors appointed Mr. Robertson James Orr to serve as the Company’s President, Secretary and Treasurer.

During the period May 12, 2010 through the year ended December 31, 2010, Mr. Orr, our sole executive officer, did not receive any compensation, including plan or non-plan compensation, nor did Mr. Orr earn any compensation as of December 31, 2010.

On March 1, 2011, we entered into a one year employment agreement with Mr. Orr.  Mr. Orr will receive annual compensation of $42,000, due monthly.  For the fiscal year ended December 31, 2011, Mr. Orr earned $35,000, of which $26,521 was accrued. Additionally, Mr. Orr received 50,000 shares of common stock valued at $40,000 during the year ended December 31, 2011. As of December 31, 2011, Mr. Orr was owed a total of 100,000 shares of common stock valued at $164,000. The 100,000 shares were subsequently issued in March 2012.

On March 1, 2012, we renegotiated Mr. Orr’s employment agreement and the annual compensation is $12,000. Mr. Orr has the option to convert the unpaid compensation to shares of common stock at a $1.00 per share. Additionally, he will receive 15,000 shares of common stock per quarter which will be valued based on the fair value of the common stock on the date the shares are earned.

Summary Compensation Table

The table below summarizes the total compensation paid to or earned by our current Executive Officers for the fiscal year ended December 31, 2011.

SUMMARY COMPENSATION TABLE
Name and Principal Positions	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compen-sation ($)	Non-qualified Deferred Compensation Earnings ($)	All Other Compen-sation ($)	Total ($)
Robertson James Orr(1),
President, Secretary,	2011	35,000(2)	-0-	204,000(3)	-0-	-0-	-0-	-0-	239,000
Treasurer & Director	2010	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

(1)	Mr. Orr was appointed President, Secretary, Treasurer, and Director of the Company on May 12, 2010.
(2)	During the year ended December 31, 2011, our sole Officer and Director earned compensation totaling $35,000 for his role associated as the Company’s officers, of which $26,521 was accrued.
(3)	Amount represents the fair market value of 150,000 shares of common stock issued for services as an employee.

Termination of Employment

There are no compensatory plans or arrangements, including payments to be received from the Company, with respect to any person which would in any way result in payments to any such person because of his resignation, retirement, or other termination of such person’s employment with the Company or its subsidiaries, or any change in control of the Company, or a change in the person’s responsibilities following a change in control of the Company, except with respect to a breach of contract on the part of the Company.

Option Grants in Last Fiscal Year

During the years ended December 31, 2011 and 2010, we did not grant any options to our officers and directors.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information, to the best of our knowledge, about the beneficial ownership of our common stock on April 9, 2012 relating to the beneficial ownership of our common stock by those persons known to beneficially own more than 5% of our capital stock and by our directors and executive officers.  The percentage of beneficial ownership for the following table is based on 6,697,460 shares of common stock outstanding.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and does not necessarily indicate beneficial ownership for any other purpose. Under these rules, beneficial ownership includes those shares of common stock over which the stockholder has sole or shared voting or investment power. It also includes shares of common stock that the stockholder has a right to acquire within 60 days after April 9, 2012 pursuant to options, warrants, conversion privileges or other right. The percentage ownership of the outstanding common stock, however, is based on the assumption, expressly required by the rules of the Securities and Exchange Commission, that only the person or entity whose ownership is being reported has converted options or warrants into shares of our common stock.

Security Ownership of Management, Directors and Certain Beneficial Owners
Title of Class	Name of Beneficial Owner(1)	Number Of Shares	Percent Beneficially Owned
Common	Robertson James Orr – Sole Officer and Director(2)	341,327	5.01%
Common	Craig Gutchow and Cynthia Kenner(3)	350,000	5.2%
Common	Envision Growth Partners, LLC(4)	500,000	7.5%
Common	All Directors, Officers and Principal Stockholders as a Group	1,191,327	17.71%

(1)
As used in this table, “beneficial ownership” means the sole or shared power to vote, or to direct the voting of, a security, or the sole or shared investment power with respect to Common Stock (i.e., the power to dispose of, or to direct the disposition of, a security).

(2)	Robertson James Orr is a natural person directly holding 100% voting power over the shares. Mr. Orr’s address is located at 312 West Macaw Drive, Chandler, AZ 85255.
(3)
Craig Gutchow and Cynthia Kenner are natural persons directly holding 100% voting power over the shares. Mr. Gutchow and Ms. Kenner address is located at 7150 East Bronco Drive, Paradise Valley, AZ 85253

(4)	Envision Growth Partners, LLC is owned 100% by Joshua Allred. The address is located at PO Box 722, Mesa, AZ 85211.

Changes in Control

There are no arrangements, known to the Company, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change in control of the Company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPNDENCE

Transactions with Related Persons

As of December 31, 2011 and December 31, 2010 the Company had accounts payable totaling $0 and $343, respectively, due to an entity that is owned and controlled by a former officer, director and stockholder of the Company.

As of December 31, 2011, the Company had a note payable totaling $500,000 due to a stockholder of the Company. The note payable is unsecured and due February 2014.

Promoters and Certain Control Persons

We did not have any promoters at any time since our inception in March 2008.

Director Independence

We currently do not have any independent directors, as the term “independent” is defined in Section 803A of the NYSE Amex LLC Company Guide. Since the OTCQB does not have rules regarding director independence, the Board makes its determination as to director independence based on the definition of “independence” as defined under the rules of the New York Stock Exchange (“NYSE”) and American Stock Exchange (“Amex”).

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

(1)	AUDIT FEES

Audit and Non-Audit Fees

The following table sets forth the fees paid or accrued by us for the audit and other services provided by De Joya Griffith & Company, LLC for the audit of our annual financial statements for the years ended December 31, 2011 and December 31, 2010:

	Fiscal Year Ended December 30, 2011	Fiscal Year Ended December 30, 2010

Audit Fees(1)	$$19,000	$9,500
Audit-Related Fees	$-	-
Tax Fees	$-	-
All Other Fees	$-	-
Total	$$19,000	$9,500

(1)	Audit Fees: This category represents fees for professional services provided in connection with the audit of our financial statements and review of our quarterly financial statements.

(2) AUDIT-RELATED FEES

None.

(3) TAX FEES

See table above.

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

Not applicable.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	We have filed the following documents as part of this Annual Report on Form 10-K:

1.	The financial statements listed in the "Index to Consolidated Financial Statements" on page 31 are filed as part of this report.
2.	Financial statement schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.
3.	Exhibits included or incorporated herein: See index to Exhibits.
Exhibit Index
Incorporated by reference
Exhibit Number	Exhibit Description	Filed herewith	Form	Period ending	Exhibit	Filing date
2.1	Acquisition Agreement and Plan of Merger – dated March 3, 2011		8-K		2.1	3/10/11
2.2	Addendum No. 1 to Acquisition Agreement and Plan of Merger – Dated April 27, 2011		8-K		2.2	5/6/11
3(i)(a)	Articles of Incorporation of Bollente Companies, Inc. (Formerly Alcantara Brands Corporation)		SB-2		3(i)(a)	3/19/08
3(ii)(a)	Bylaws of Bollente Companies, Inc. (Formerly Alcantara Brands Corporation)		SB-2		3(ii)(a)	3/19/08
3(i)(b)	Certificate of Amendment – Name Change – Dated March 2, 2011		10-Q	9/30/11	3(i)(b)	11/24/10
3(i)(c)	Certificate of Change – 50:1 Reverse Split – Dated September 23, 2010				3(i)(c)	11/24/10
10.1	Debt Conversion Agreement – Dated March 3, 2011		8-K		10.1	3/10/11
10.2	Employment Agreement – Dated February 18, 2011		10-Q	6/30/11	10.2	5/23/11
10.3	Employment Agreement – Dated March 1, 2012	X
31	Certification pursuant to Section 302 of the Sarbanes-Oxley Act	X
32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act	X
101.INS**	XBRL Instance Document	X
101.SCG**	XBRL Taxonomy Extension Schema	X
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase	X
101.LAB**	XBRL Taxonomy Extension Label Linkbase	X
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase	X
**
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

Date: April 13, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ Roberton James Orr	Chairman of the Board of Directors,	April 13, 2012
Robertson James Orr	Chief Executive Officer (Principal Executive Officer)
and Principal Financial Officer

BOLLENTE COMPANIES, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

De Joya Griffith & Company, LLC

CERTIFIED PUBLIC ACCOUNTANTS & CONSULTANTS
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Bollente Companies, Inc. and Subsidiary
(Formerly Alcantara Brands Corporation)

We have audited the accompanying consolidated balance sheets of Bollente Companies, Inc. and Subsidiary (Formerly Alcantara Brands Corporation (A Development Stage Company)) as of December 31, 2011 and 2010 and the related consolidated statements of operations, stockholders’ deficit and cash flows for the years then ended and from inception (March 7, 2008) through December 31, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Bollente Companies, Inc. and Subsidiary (Formerly Alcantara Brands Corporation (A Development Stage Company)) as of December 31, 2011 and 2010 and the results of its operations and cash flows for the years then ended and from inception (March 7, 2008) through December 31, 2011 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered losses from operations, which raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ De Joya Griffith & Company, LLC
Henderson, Nevada
April 10, 2012

Member Firm with
Russell Bedford International
2580 Anthem Village Dr., Henderson, NV  89052
Telephone (702) 563-1600 ●  Facsimile (702) 920-8049

BOLLENTE COMPANIES, INC. (FORMERLY ALCANTARA BRANDS CORPORATION)
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS
(AUDITED)

	December 31,	December 31,
	2011	2010
		(restated)
ASSETS

Current assets:
Cash	$864	$48
Prepaid expenses	163	-
Prepaid stock compensation	369,375	-
Total current assets	370,402	48

Other assets:
Deferred financing cost, net	1,980	-
Security deposits	1,500	-
Trademarks	550	-
Total other assets	4,030	-

Total assets	$374,432	$48

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Bank overdraft	$-	$81
Accounts payable	66,103	145,426
Accounts payable – related party	-	343
Accrued salaries – related party	26,521	-
Accrued payroll taxes – related party	3,060	-
Notes payable – related party	250	12,510
Accrued interest payable – related party	3,284	598
Line of credit – related party	51,881	16,820
Note payable, net of unamortized debt discount of $900	41,110	-
Total current liabilities	192,209	175,778

Long-term liabilities:
Note payable - related party	500,000	-
Total long-term liabilities	500,000	-

Total liabilities	692,209	175,778

Stockholders' deficit:
Preferred stock, $0.001 par value, 10,000,000 shares
authorized, no shares issued and outstanding
as of December 31, 2011 and December 31, 2010, respectively	-	-
Common stock, $0.001 par value, 100,000,000 shares
authorized, 6,497,460 and 374,729 shares issued and outstanding
as of December 31, 2011 and December 31, 2010, respectively	6,498	375
Additional paid-in capital	1,610,632	1,219,218
Subscriptions payable	164,000	50,000
Deficit accumulated during development stage	(2,098,907)	(1,445,323)
Total stockholders' deficit	(317,777)	(175,730)

Total liabilities and stockholders' deficit	$374,432	$48

See Accompanying Notes to Financial Statements.

BOLLENTE COMPANIES, INC. (FORMERLY ALCANTARA BRANDS CORPORATION)
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS
(AUDITED)

			Inception
			(March 7, 2008)
	For the years ended		to
	December 31,		December 31,
	2011	2010	2011
		(restated)
Revenue	$-	$-	$-

Operating expenses:
General and administrative	22,662	36,325	78,970
Executive compensation	242,926	803	242,926
Product development - related party	-	39,576	336,014
Research and development	59,530	-	59,530
Professional fees	263,167	943,645	1,315,295

Total operating expenses	588,285	1,020,349	2,032,735

Other expenses:
Interest expense - related party	(36,797)	(873)	(37,670)
Interest expense	(28,502)	-	(28,502)

Total other expenses	(65,299)	(873)	(66,172)

Net loss	$(653,584)	$(1,021,222)	$(2,098,907)

Net loss per common share - basic	$(0.17)	$(2.98)

Weighted average number of common shares	3,917,125	342,664
outstanding - basic

See Accompanying Notes to Financial Statements.

ALCANTARA BRANDS CORPORATION
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS' DEFICIT
(AUDITED)

								Deficit
								Accumulated
					Additional			During	Total
	Preferred Shares		Common Shares		Paid-In	Subscriptions	Subscriptions	Development	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Receivable	Payable	Stage	Deficit
March 7, 2008
Issuance of common stock for cash on organization of the Company	-	$-	150,000	150	7,350	-	-	-	7,500

March 14, 2008
Issuance of common stock for professional fees	-	-	20,000	20	9,980	-	-	-	10,000

September 30, 2008
Issuance of common stock for cash, net offering costs	-	-	110,000	110	49,890	(500)	-	-	49,500

Net loss	-	-	-	-	-	-	-	(77,464)	(77,464)

Balance, December 31, 2008	-	$-	280,000	280	67,220	(500)	-	(77,464)	(10,464)

March 4, 2009
Donated capital	-	-	-	-	1,000	-	-	-	1,000

October 27, 2009
Issuance of common stock for cash	-	-	16,762	17	214,515	-	-	-	214,532

November 2, 2009
Cash received for sale of common stock	-	-	-	-	-	-	50,000	-	50,000

December 17, 2009
Cash received for sale of common stock	-	-	-	-	-	-	30,000	-	30,000

December 31, 2009
Expenses paid for by an officer of the Company	-	-	-	-	2,555	-	-	-	2,555

Net loss	-	-	-	-	-	-	-	(346,637)	(346,637)

Balance, December 31, 2009	-	$-	296,762	297	285,290	(500)	80,000	(424,101)	(59,014)

February 9, 2010
Issuance of common stock for services	-	-	10,000	10	194,990	-	-	-	195,000

February 28, 2010
Donated capital	-	-	-	-	3,555	-	-	-	3,555

March 3, 2010
Issuance of warrants for services	-	-	-	-	308,176	-	-	-	308,176

March 22, 2010
Issuance of common stock for services	-	-	1,000	1	14,999	-	-	-	15,000

May 5, 2010
Issuance of common stock for cash	-	-	11,967	12	122,988	500	(80,000)	-	43,500

June 9, 2010
Issuance of common stock for services	-	-	35,000	35	174,965	-	-	-	175,000

June 17, 2010
Issuance of common stock for services	-	-	20,000	20	79,980	-	-	-	80,000

July 1, 2010
Shares issuable for services	-	-	-	-	-	-	25,000	-	25,000

October 1, 2010
Shares issuable for services	-	-	-	-	-	-	25,000	-	25,000

December 31, 2010
Recapitalization for merger with Bollente, Inc.	-	-	-	-	34,275	-	-	-	34,275

Net loss	-	-	-	-	-	-	-	(1,021,222)	(1,021,222)

Balance, December 31, 2010	-	$-	374,729	375	1,219,218	-	50,000	(1,445,323)	(175,730)

February 24, 2011
Deemed distribution	-	-	-	-	(516,563)	-	-	-	(516,563)

March 7, 2011
Issuance to settle accounts payable	-	-	250,000	250	137,250	-	-	-	137,500

May 1, 2011
Issuance for employment agreement	-	-	50,000	50	39,950	-	-	-	40,000

May 16, 2011
Recapitalization for merger with Bollente, Inc.	-	-	4,707,727	4,708	(4,708)	-	-	-	-

June 21, 2011
Issuance for consulting services	-	-	375,000	375	299,625	-	-	-	300,000

September 30, 2011
Issuance for cash	-	-	400,000	400	99,600	-	-	-	100,000

September 30, 2011
Issuance for subscriptions payable	-	-	10,000	10	49,990	-	(50,000)	-	-

September 30, 2011
Issuance for enticement related to note payable	-	-	30,000	30	6,570	-	-	-	6,600

November 17, 2011
Issuance for consulting services	-	-	100,000	100	149,900	-	-	-	150,000

November 30, 2011
Shares issuable for employment agreement	-	-	-	-	-	-	164,000	-	164,000

December 12, 2011
Issuance for cash	-	-	100,000	100	24,900	-	-	-	25,000

December 13, 2011
Issuance for consulting services	-	-	100,000	100	104,900	-	-	-	105,000

Net loss	-	-	-	-	-	-	-	(653,584)	(653,584)

Balance, December 31, 2011	-	$-	6,497,456	6,498	1,610,632	-	164,000	(2,098,907)	(317,777)

See Accompanying Notes to Financial Statements.

BOLLENTE COMPANIES, INC. (FORMERLY ALCANTARA BRANDS CORPORATION)
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(AUDITED)

			Inception
			(March 7, 2008)
	For the years ended		to
	December 31,		December 31,
	2011	2010	2011
CASH FLOWS FROM OPERATING ACTIVITIES		(restated)
Net loss	$(653,584)	$(1,021,222)	$(2,098,907)
Adjustments to reconcile net loss
to net cash used in operating activities:
Shares issued for services	-	50,000	50,000
Shares issued for employment agreement	204,000	-	204,000
Amortization of prepaid stock compensation	185,625	465,000	660,625
Warrants issued for services	-	308,176	308,176
Write-off of inventory deposit	-	21,000	21,000
Non-cash financing cost	21,781	275	22,056
Amortization of deferred financing cost	4,620	-	4,620
Amortization of debt discount	2,100	-	2,100
Changes in operating assets and liabilities:
(Increase) in prepaid expenses	(163)	(3,500)	(7,163)
Decrease in other receivables	-	-	(14,000)
(Increase) in security deposits	(1,500)	1,550	(1,500)
Increase (decrease) in accounts payable	19,490	86,277	150,681
Increase in accounts payable – related party	-	-	343
Increase in accrued salaries - related party	26,521	-	26,521
Increase in accrued payroll taxes	3,060	-	3,060
Increase in deferred revenue	-	-	14,235
Increase in accrued interest payable - related party	2,686	598	3,284

Net cash used in operating activities	(185,364)	(91,846)	(650,869)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase trademarks	(550)	-	(550)
Payments for due from related party	-	(44,372)	(44,372)
Repayments from due from related party	-	40,000	40,000

Net cash used in investing activities	(550)	(4,372)	(4,922)

CASH FLOWS FROM FINANCING ACTIVITIES
Bank overdraft	(81)	81	-
Proceeds from notes payable - related party	1,050	15,072	13,922
Repayments of notes payable - related party	(1,550)	-	(1,550)
Proceeds from line of credit - related party	41,950	16,820	58,770
Repayments of line of credit - related party	(6,889)	-	(6,889)
Proceeds from notes payable	30,000	-	41,760
Repayments for notes payable	(2,750)	-	(2,750)
Proceeds from sale of common stock, net of offering costs	125,000	59,500	546,282
Donated capital	-	3,555	7,110

Net cash provided by financing activities	186,730	95,028	656,655

NET CHANGE IN CASH	816	(1,190)	864

CASH AT BEGINNING OF YEAR	48	1,238	-

CASH AT END OF YEAR	$864	$48	$864

SUPPLEMENTAL INFORMATION:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

Non-cash investing and financing activities:
Re-class accounts payable related party to accounts payable	$343	$-	$343
Re-class notes payable related party to notes payable	$11,760	$-	$11,760
Shares issued as settlement of accounts payable	$115,718	$-	$115,718
Shares issued for prepaid stock compensation	$369,375	$-	$369,375
Warrants issued for services	$-	$308,176	$308,176
Deemed distribution to majority shareholder	$(516,563)	$-	$(516,563)

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

Nature of operations
The Company’s business model is to manufacture and distribute a new, high-quality, highly efficient electric tankless water heater.

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

Trademarks
ASC 350 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of ASC 350. This standard also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment. As of December 31, 2011, the Company believes there is no impairment of its intangible assets.

The Company's intangible assets consist of the costs of filing and acquiring various trademarks. The trademarks are recorded at cost. The Company determined that the trademarks have an estimated useful life of 10 years and will be reviewed annually for impairment.  Amortization will be recorded over the estimated useful life of the assets using the straight-line method for financial statement purposes. The Company plans to commence amortization during the third quarter 2012.

Fair value of financial instruments
Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2011 and 2010. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash and and accounts payable. Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

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

Revenue recognition
The Company's revenues will be generated from the sale of the products which will be recognized upon passage of title to the customer, typically upon product pick-up, shipment or delivery to customer.

Advertising costs
Advertising costs are anticipated to be expensed as incurred; however there were no advertising costs included in general and administrative expenses for the years ended December 31, 2011 and 2010.

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

The Company applies a more-likely-than-not recognition threshold for all tax uncertainties. ASC Topic 740 only allows the recognition of those tax benefits that have a greater than fifty percent likelihood of being sustained upon examination by the taxing authorities. As of December 31, 2011 and 2010, the Company reviewed its tax positions and determined there were no outstanding, or retroactive tax positions with less than a 50% likelihood of being sustained upon examination by the taxing authorities, therefore this standard has not had a material affect on the Company.

The Company does not anticipate any significant changes to its total unrecognized tax benefits within the next 12 months.

The Company classifies tax-related penalties and net interest as income tax expense. As of December 31, 2011 and 2010, no income tax expense has been incurred.

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

Principles of consolidation
The consolidated financial statements include the accounts of Bollente Companies, Inc. and its wholly owned subsidiary. On May 16, 2010, the Company acquired 100% of the outstanding stock of Bollente, Inc.  On the date of acquisition, Bollente, Inc. was 2.78% owned and controlled 100% by Robertson J. Orr, a majority shareholder and officer and director of Bollente Companies, Inc. and the acquisition was accounted for by means of a pooling of the entities from the date of inception of Bollente Companies, Inc. on March 7, 2008 because the entities were under common control. All significant inter-company transactions and balances have been eliminated.

BOLLENTE COMPANIES, INC. (FORMERLY ALCANTARA BRANDS CORPORATION)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Reclassification of related party payable
Former president of the Company, Carlos Alcantara no longer has a controlling interest in the company and has been deemed a non-related party. As such the Company has reclassified related party payables due to former president Carlos Alcantara as non-related party payables.  See Note 6 for additional detail.

Recent pronouncements
The Company has evaluated the recent accounting pronouncements through March 2012 and believes that none of them will have a material effect on the Company’s financial statements.

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. As noted above, the Company is in the development stage and, accordingly, has not yet generated revenues from operations. Since its inception, the Company has been engaged substantially in financing activities and developing its business plan and incurring start up costs and expenses. As a result, the Company incurred accumulated net losses from Inception (March 7, 2008) through the period ended December 31, 2011 of ($2,098,907). In addition, the Company’s development activities since inception have been financially sustained through debt and equity financing.

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

NOTE 3 – ACQUISITION OF BOLLENTE, INC.

On March 7, 2011, the Company entered into a reverse triangular merger by and among Woodmans Lumber and Millworks Peru (“Woodmans”), a Nevada corporation and wholly owned subsidiary of the Registrant, and Bollente, Inc., a Nevada corporation, Woodman’s and Bollente being the constituent entities in the merger, whereby the Company intends to issue 4,707,727 shares of its restricted common stock in exchange for 100% of Bollente’s outstanding membership interest. Pursuant to the terms of the merger, Woodman’s will be merged with Bollente wherein Woodmans shall cease to exist and Bollente will become a wholly owned subsidiary of the Company. Subject to the terms and conditions set forth in the Merger Agreement, the Merger was anticipated to become effective on or before April 15, 2011. The Merger with Bollente, upon closing provided the Company with the ownership of 100% of Bollente.  On May 16, 2011, the Company issued 4,707,727 shares of common stock and the merger closed.

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

BOLLENTE COMPANIES, INC. (FORMERLY ALCANTARA BRANDS CORPORATION)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The consideration for the purchase of Bollente, Inc. was 4,707,727 shares of Bollente Companies, Inc.. Robertson J. Orr, a shareholder and officer and director of Bollente, Inc. is also a shareholder in Bollente Companies, Inc., holding 10,000 shares of the 674,733 shares outstanding at the date of the acquisition.

NOTE 4 – RESTATEMENT

In May 2011, the Company completed its acquisition of Bollente, Inc. and the Company was required to record the transaction as a pooling of entities and the prior year financial statements were restated as a result of the acquisition.  The prior year consolidated financial statements include Bollente Companies, Inc. and Bollente, Inc.

The following is a summary of the impact of these restatements on the Company’s consolidated balance sheet as of December 31, 2010:

	As Previously Reported	Adjustments for Pooling with Bollente, Inc.	As Restated
Cash	$48	$-	$48
Total Current Assets	48	-	48
Total Assets	$48	$-	$48

Bank Overdraft	$-	$81	$81
Accounts Payable	145,426	-	145,426
Accounts Payable - Related Party	343	-	343
Notes Payable - Related Party	16,132	(3,622)	12,510
Accrued Interest Payable - Related Party	598	-	598
Line of Credit - Related Party	16,820	-	16,820
Total Current Liabilities	179,319	(3,541)	175,778
Total Liabilities	179,319	(3,541)	175,778

Common Stock	375	-	375
Additional Paid in Capital	1,184,943	34,275	1,219,218
Subscriptions (Receivable)	-	-	-
Subscriptions Payable	50,000	-	50,000
Deficit Accumulated During Development Stage	(1,414,589)	(30,734)	(1,445,323)
Total Stockholders' Deficit	(179,271)	3,541	(175,730)
Total Liabilities and Stockholders' Deficit	$48	$-	$48

The following is a summary of the impact of these restatements on the Company’s consolidated statement of operations for the year ended December 31, 2010:

	As Previously Reported	Adjustments for Pooling with Bollente, Inc.	As Restated
Revenue	$-	$-	$-

General and Administrative	32,669	3,656	36,325
Executive Compensation	-	803	803
Product Development - Related Party	39,576	-	39,576
Professional Fees	927,645	16,000	943,645
Total Operating Expenses	999,890	20,459	1,020,349

Interest Expense - Related Party	(598)	(275)	(873)
Interest Expense	-	-	-
Total Other Expenses	(598)	(275)	(873)

Net Loss	$(1,000,488)	$(20,734)	$(1,021,222)

Net Loss per Common Share - Basic	$(2.92)		$(2.98)
Weighted Average Number of Common
Shares Outstanding - Basic	342,664		342,664

BOLLENTE COMPANIES, INC. (FORMERLY ALCANTARA BRANDS CORPORATION)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following is a summary of the impact of these restatements on the Company’s consolidated statement of cash flows for the year ended December 31, 2010:

	As Previously Reported	Adjustments for Pooling with Bollente, Inc.	As Restated

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,000,488)	$(20,734)	$(1,021,222)
Adjustments to reconcile net loss
To net cash used in operating activities:
Shares issued for services	465,000	(415,000)	50,000
Shares issued for employment agreement	-	-	-
Amortization of prepaid stock compensation	-	465,000	465,000
Shares issued for interest	-	275	275
Warrants issued for services	308,176	-	308,176
Write off of inventory deposit	21,000	-	21,000
Shares payable for services	50,000	(50,000)	-
Changes in operating assets and liabilities:
Decrease in prepaid expenses	(3,500)	-	(3,500)
Decrease in security deposits	1,550	-	1,550
Increase (decrease) in accounts payable	86,277	-	86,277
Increase in accrued interest payable – related party	598	-	598

Net cash used in operating activities	(71,387)	(20,459)	(91,846)

CASH FLOWS FROM INVESTING ACTIVITIES

Payments for due from related party	(40,000)	(4,372)	(44,372)
Repayments from due from related party	40,000	-	40,000

Net cash used in investing activities	-	(4,372)	(4,372)

CASH FLOWS FROM INVESTING ACTIVITIES
Bank overdraft	-	81	81
Proceeds from notes payable – related party	6,572	8,500	15,072
Proceeds from line of credit – related party	16,820	-	16,820
Proceeds from the sale of common stock, net of offering costs	43,500	16,000	59,500
Donated capital	3,555	-	3,555

Net cash provided by financing activities	70,447	(24,581)	95,028

NET CHANGE IN CASH	(940)	(250)	(1,190)

CASH AT BEGINNING OF YEAR	988	250	1,238

CASH AT END OF YEAR	$48	$-	$48

SUPPLEMENTAL INFORMATION:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

Non-cash activities:
Shares issued for services	$-	$50,000	$50,000
Warrants issued for services	$308,176	$-	$308.176

BOLLENTE COMPANIES, INC. (FORMERLY ALCANTARA BRANDS CORPORATION)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 – NOTES PAYABLE – RELATED PARTY

Notes payable consist of the following at:

	December 31, 2011	December 31, 2010
Note payable to an entity owned and controlled by an officer and director of the Company, unsecured, 0% interest, due upon demand, re-classed to notes payable in 2011, see note 6	$-	$9,400

Note payable to a former officer, director and shareholder, unsecured, 0% interest, due upon demand, re-classed to notes payable in 2011, see note 6	-	160

Note payable to an entity owned and controlled by an officer and director of the Company, unsecured, 10% interest, due July 2010, in default as of December 31, 2011, re-classed to notes payable in 2011, see note 6	-	800

Note payable to an entity owned and controlled by an officer and director of the Company, unsecured, 10% interest, due August 2010, in default as of December 31, 2011, re-classed to notes payable in 2011, see note 6	-	1,400

Note payable to an officer, director and shareholder, unsecured, 0% interest, due upon demand	250	-

Note payable to a shareholder, unsecured, 0% interest, due upon demand	-	750

Notes Payable – Current	$250	$12,510

	December 31, 2011	December 31, 2010
Line of credit for up to $150,000, from a shareholder, unsecured, 5% interest, due December 2012	$51,881	$16,820

Line of credit – Current	$51,881	$16,820

Interest expense for the years ended December 31, 2011 and 2010 was $2,241 and $873, respectively.

BOLLENTE COMPANIES, INC. (FORMERLY ALCANTARA BRANDS CORPORATION)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 –NOTES PAYABLE

Notes payable consist of the following at:

	December 31, 2011	December 31, 2010
Note payable to an entity owned and controlled by a former officer and director of the Company, unsecured, 0% interest, due upon demand	$9,400	$-

Note payable to a former officer, director and shareholder, unsecured, 0% interest, due upon demand	160	-

Note payable to an entity owned and controlled by a former officer and director of the Company, unsecured, 10% interest, due July 2010, in default as of December 31, 2011	800

Note payable to an entity owned and controlled by a former officer and director of the Company, unsecured, 10% interest, due August 2010, in default as of December 31, 2011	1,400	-

Note payable to an unrelated third party, unsecured, $3,000 in debt discount, due May 2012	$30,250	$-
Unamortized debt discount	(900)

Notes Payable – Current	$41,110	$-

Interest expense for the years ended December 31, 2011 and 2010 was $6,720 and $0, respectively.

NOTE 7 – LONG TERM NOTE PAYABLE – RELATED PARTY

Note payable consists of the following at:

	December 31, 2011	December 31, 2010
Note payable with a shareholder, unsecured, due February 2014	$500,000	$-

Notes Payable – Long Term	$500,000	$-

Interest expense for the years ended December 31, 2011 and 2010 was $34,556 and $0, respectively.

BOLLENTE COMPANIES, INC. (FORMERLY ALCANTARA BRANDS CORPORATION)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 – INCOME TAXES

At December 31, 2011 and 2010, the Company had federal operating loss carryforwards of $2,098,907 and $653,584, respectively, which begins to expire in 2028.

Components of net deferred tax assets, including a valuation allowance, are as follows at December 31, 2011 and 2010:

	2011	2010
Deferred tax assets:
Net operating loss carryforward	$849,727	$581,413
Total deferred tax assets	297,404	203,495
Less: Valuation allowance	(297,404)	(203,495)
Net deferred tax assets	$-	$-

The valuation allowance for deferred tax assets as of December 31, 2011 and 2010 was $297,404 and $203,495, respectively, which will begin to expire 2028.  In assessing the recovery of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in the periods in which those temporary differences become deductible.  Management considers the scheduled reversals of future deferred tax assets, projected future taxable income, and tax planning strategies in making this assessment.  As a result, management determined it was more likely than not the deferred tax assets would not be realized as of December 31, 2011 and 2010 and maintained a full valuation allowance.

Reconciliation between the statutory rate and the effective tax rate is as follows at December 31, 2011 and 2010:

	2011	2010
Federal statutory rate	(35.0)%	(35.0)%
State taxes, net of federal benefit	(0.00)%	(0.00)%
Change in valuation allowance	35.0%	35.0%
Effective tax rate	0.0%	0.0%

NOTE 9 – STOCKHOLDERS’ EQUITY

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

On March 14, 2008, the Company issued 20,000 shares of its common stock toward legal fees at a value of $0.50 per share for a total value $10,000.

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

On April 8, 2009, the Company received cash of $100,000 from an investor for the purchase of 7,813 shares of common stock.  On October 26, 2009, the shares were issued.

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

On June 3, 2010, the Company agreed to issue 15,000 shares of common stock for consulting services totaling $75,000 to be performed over a period of six months.  The shares were valued according to the fair value of the common stock.  On June 25, 2010, the shares were issued. As part of the agreement, the Company agreed to issue an additional 10,000 shares of common stock valued at $50,000.  On September 30, 2011, the shares were issued.

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

During the year ended December 31, 2010, the Company recorded an increase of $34,275 to additional paid in capital which consisted of cash received by Bollente, Inc. prior to the acquisition.  The acquisition was recorded as a pooling of entities and the Company recorded this as a recapitalization.

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

On February 24, 2011, the Company recorded a deemed distribution of $500,000 related to the acquisition of in process research and development from a related party.  The Company received the in process research and development in exchange for a long term promissory note of $500,000.  In addition, the company agreed to acquire accounts payable related to the in-process research and development totaling $16,563.  A total of $516,563 was recorded as a reduction of additional paid-in capital.

On March 23, 2011, the Company issued 250,000 shares of common stock to settle account payable totaling $115,718.  The shares were valued according to the fair value of the common stock as of March 7, 2011, date all parties agreed to settle the balance.  The fair value of the shares exceeded the value of the accounts payable by $21,782 which was recorded in the statement of operations as interest expense.

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

On May 16, 2011, the Company issued a total of 4,707,727 shares of common stock for the acquisition of Bollente, Inc.  acquisition of Bollente, Inc. was accounted for by means of a pooling of the entities from the date of inception of Bollente Companies, Inc. on March 7, 2008 because the entities were under common control.

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

On August 31, 2011, the Company recorded a stock payable totaling $87,500 for 50,000 shares of common stock owed to an officer, director and shareholder of the Company as part of his employment agreement.  The shares were valued according to the fair value of the common stock as of August 31, 2011.

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

On November 17, 2011, the Company issued 100,000 shares of common stock issued as part of a consulting agreement totaling $150,000.  The shares were valued according to the fair value of the common stock.  The value of the shares was recorded as prepaid expense and will be amortized over one year which is the related service period of the respective agreements.

On November 30, 2011, the Company recorded a stock payable totaling $76,500 for 50,000 shares of common stock owed to an officer, director and shareholder of the Company as part of his employment agreement.  The shares were valued according to the fair value of the common stock as of November 30, 2011.

On December 12, 2011, the Company issued a total of 100,000 shares of common stock for cash of $25,000.

On December 13, 2011, the Company issued 100,000 shares of common stock issued as part of a consulting agreement totaling $105,000.  The shares were valued according to the fair value of the common stock.  The value of the shares was recorded as prepaid expense and will be amortized over one year which is the related service period of the respective agreement.

During the year ended December 31, 2011, there have been no other issuances of common stock.

During the year ended December 31, no shares of preferred stock have been issued. At this time no designation has been assigned to the shares.

BOLLENTE COMPANIES, INC. (FORMERLY ALCANTARA BRANDS CORPORATION)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 – WARRANTS

The following is a summary of the status of all of the Company’s stock warrants as of December 31, 2011 and 2010 and changes during the years ended on that date:

	Number of Warrants	Weighted-Average Exercise Price
Outstanding at January 1, 2010	-	$0.00
Granted	20,000	$15.50
Exercised	-	$0.00
Cancelled	-	$0.00
Outstanding at December 31, 2010	20,000	$15.50
Granted	-	$0.00
Exercised	-	$0.00
Cancelled	-	$0.00
Outstanding at December 31, 2011	20,000	$15.50
Warrants exercisable at December 31, 2011	20,000	$15.50

The following table summarizes information about stock warrants outstanding and exercisable at December 31, 2011:

	STOCK WARRANTS OUTSTANDING AND EXERCISABLE
Exercise Price	Number of Warrants Outstanding	Weighted-Average Remaining Contractual Life in Years	Weighted- Average Exercise Price
$15.50	20,000	1.17	$15.50

NOTE 11 – AGREEMENTS

Lease Agreement
On January 3, 2011, the Company executed a sublease agreement with Perigon Companies, LLC, a related party.  The lease term is month to month at a rate of $1,500 per month.  The Company paid a refundable security deposit of $1,500.  Rent expense for the year ended December 31, 2011 was $18,000.  During January 2012, the Company renegotiated its sublease agreement with Perigon Companies, LLC for a period of one year at a rate of $3,500 per month.

Employment Agreement
On March 1, 2011, the Company entered into an employment agreement with the President of the Company.  The officer will receive annual compensation of $42,000 due monthly.  Compensation expense for the year ended December 31, 2011 was $35,000 which was included in general and administrative expenses.

Additionally, the officer received 50,000 shares of common stock valued at $40,000 during the year ended December 31, 2011.  The officer is owed a total of 100,000 shares of common stock valued at $164,000 which is recorded as subscriptions payable.  The shares were issued in March 2012.

BOLLENTE COMPANIES, INC. (FORMERLY ALCANTARA BRANDS CORPORATION)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 – SUBSEQUENT EVENTS

On February 29, 2012, the Company recorded a stock payable totaling $50,500 for 50,000 shares of common stock owed to an officer, director and shareholder of the Company as part of his employment agreement.  The shares were valued according to the fair value of the common stock as of February 29, 2012.  The shares were issued on March 19, 2012 along with the 100,000 shares valued at $164,000 recorded as payable in during 2011.

On March 1, 2012, the Company renegotiated its employment agreement with Robertson J Orr and the annual compensation is $12,000.  Mr. Orr has the option to convert the unpaid compensation to shares of common stock at a $1 per share.  Additionally, he will receive 15,000 shares of common stock per quarter.

On March 19, 2012, the Company issued a total of 50,000 shares of common stock for cash of $25,000.