Form 10-K/A
period 2011-12-31
Bollente Companies Inc.
filed 2012-05-02
CIK 1429393

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K/A
(Amendment No. 1)

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

DOCUMENTS INCORPORATED BY REFERENCE: None.

*EXPLANATORY NOTE –The Registrant is amending this Form 10-K strictly to resolve errors related to the XBRL exhibit requirement. No other disclosure was changed as a result of this amendment.

BOLLENTE COMPANIES INC.
FOR THE FISCAL YEAR ENDED
DECEMBER 31, 2011

i

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K/A contains forward-looking statements and involves risks and uncertainties that could materially affect expected results of operations, liquidity, cash flows, and business prospects.  These statements include, among other things, statements regarding:

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

as well as other statements regarding our future operations, financial condition and prospects, and business strategies. Forward-looking statements may appear throughout this report, including without limitation, the following sections: Item 1 “Business,” Item 1A “Risk Factors,” and Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Forward-looking statements generally can be identified by words such as “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “predicts,” “projects,” “will be,” “will continue,” “will likely result,” and similar expressions. These forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties, which could cause our actual results to differ materially from those reflected in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this Annual Report on Form 10-K/A, and in particular, the risks discussed under the caption “Risk Factors” in Item 1A and those discussed in other documents we file with the Securities and Exchange Commission (SEC). We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements, except as required by law. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Index to Financial Statements and Financial Statement Schedules appearing on page F-1 through  of this Form 10-K/A.

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

Not applicable.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	We have filed the following documents as part of this Annual Report on Form 10-K/A:

1.	The financial statements listed in the "Index to Consolidated Financial Statements" on page 31 are filed as part of this report.
2.	Financial statement schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.
3.	Exhibits included or incorporated herein: See index to Exhibits.
Exhibit Index
Incorporated by reference
Exhibit Number	Exhibit Description	Filed herewith	Form	Period ending	Exhibit	Filing date
2.1	Acquisition Agreement and Plan of Merger – dated March 3, 2011		8-K		2.1	3/10/11
2.2	Addendum No. 1 to Acquisition Agreement and Plan of Merger – Dated April 27, 2011		8-K		2.2	5/6/11
3(i)(a)	Articles of Incorporation of Bollente Companies, Inc. (Formerly Alcantara Brands Corporation)		SB-2		3(i)(a)	3/19/08
3(ii)(a)	Bylaws of Bollente Companies, Inc. (Formerly Alcantara Brands Corporation)		SB-2		3(ii)(a)	3/19/08
3(i)(b)	Certificate of Amendment – Name Change – Dated March 2, 2011		10-Q	9/30/11	3(i)(b)	11/24/10
3(i)(c)	Certificate of Change – 50:1 Reverse Split – Dated September 23, 2010				3(i)(c)	11/24/10
10.1	Debt Conversion Agreement – Dated March 3, 2011		8-K		10.1	3/10/11
10.2	Employment Agreement – Dated February 18, 2011		10-Q	6/30/11	10.2	5/23/11
10.3	Employment Agreement – Dated March 1, 2012	X
31	Certification pursuant to Section 302 of the Sarbanes-Oxley Act	X
32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act	X
101.INS**	XBRL Instance Document	X
101.SCG**	XBRL Taxonomy Extension Schema	X
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase	X
101.LAB**	XBRL Taxonomy Extension Label Linkbase	X
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase	X
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

Date: May 2, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ Roberton James Orr	Chairman of the Board of Directors,	May 2, 2012
Robertson James Orr	Chief Executive Officer (Principal Executive Officer)
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