Form 10-Q
period 2012-03-31
Bollente Companies Inc.
filed 2012-05-14
CIK 1429393

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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
Yes  ☐     No  ☒

The number of shares of Common Stock, $0.001 par value, outstanding on May 2, 2012, was 6,817,460 shares.

BOLLENTE COMPANIES, INC.
QUARTERLY PERIOD ENDED MARCH 31, 2012

PART I – FINANCIAL INFORMATION Item 1. Financial Statements. BOLLENTE COMPANIES, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31,	December 31,
	2012	2011

ASSETS

Current assets:
Cash	$ 7,114	$ 864
Prepaid expenses	163	163
Prepaid stock compensation	230,625	369,375
Total current assets	237,902	370,402

Other assets:
Deferred financing cost, net	660	1,980
Security deposits	1,500	1,500
Trademarks	550	550
Total other assets	2,710	4,030

Total assets	$ 240,612	$ 374,432

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable	$ 66,965	$ 66,103
Accrued salaries - related party	34,521	26,521
Accrued payroll taxes	19,469	3,060
Notes payable - related party	450	250
Accrued Interest	456	-
Accrued interest payable - related party	13,672	3,284
Line of credit - related party	57,381	51,881
Notes payable, net of unamortized debt discount of $300	41,710	41,110
Total current liabilities	234,624	192,209

Long-term liabilities:
Notes payable - related party	500,000	500,000
Total long-term liabilities	500,000	500,000

Total liabilities	734,624	692,209

Stockholders' deficit:
Preferred stock, $0.001 par value, 10,000,000 shares
authorized, no shares issued and outstanding
as of March 31, 2012 and December 31, 2011, respectively	-	-
Common stock, $0.001 par value, 100,000,000 shares
authorized, 6,697,460 and 6,497,460 shares issued and outstanding
as of March 31, 2012 and December 31, 2011, respectively	6,698	6,498
Additional paid-in capital	1,849,932	1,610,632
Subscriptions payable	10,000	164,000
Deficit accumulated during development stage	(2,344,232)	(2,098,907)
Total stockholders' deficit	(494,012)	(317,777)

Total liabilities and stockholders' deficit	$ 240,612	$ 374,432

See accompanying notes to consolidated financial statements.

BOLLENTE COMPANIES, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

			Inception
			(March 7, 2008)
	For the three months ended		to
	March 31,		March 31,
	2012	2011	2012
		(restated)
Revenue	$-	$-	$-

Operating expenses:
General and administrative	28,192	10,386	107,161
Executive compensation	58,500	-	301,426
Product development - related party	-	-	336,014
Research and development	2,913	6,547	62,443
Professional fees	159,365	13,041	1,474,660

Total operating expenses	248,970	29,974	2,281,704

Other expenses:
Interest expense - related party	(10,790)	(269)	(48,515)
Interest expense	(1,975)	(22,742)	(30,422)

Total other expenses	(12,765)	(23,011)	(78,937)

Net loss	$(261,735)	$(52,985)	$(2,360,641)

Net loss per common share - basic	$(0.04)	$(0.13)

Weighted average number of common shares	6,529,012	399,733
outstanding - basic

See accompanying notes to consolidated financial statements.

BOLLENTE COMPANIES, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
			Inception
			(March 7, 2008)
	For the three months ended		to
	March 31,		March 31,
	2012	2011	2012
CASH FLOWS FROM OPERATING ACTIVITIES		(restated)
Net loss	$(261,735)	$(52,985)	$(2,360,641)
Adjustments to reconcile net loss
to net cash used in operating activities:
Shares issued for services	-	-	50,000
Shares issued for employment agreement	50,500	-	254,500
Shares issued for prepaid stock compensation	138,750	-	799,375
Warrants issued for services	-	-	308,176
Write-off of inventory deposit	-	-	21,000
Non-cash financing cost	-	21,732	22,056
Amortization of deferred financing cost	1,320	660	5,940
Amortization of debt discount	600	300	2,700
Changes in operating assets and liabilities:
(Increase) in prepaid expenses	-	(500)	(7,163)
Decrease in other receivables	-	-	(14,000)
(Increase) in security deposits	-	(1,500)	(1,500)
Increase (decrease) in accounts payable	862	(1,654)	151,542
Increase in accounts payable - related party	-	-	343
Increase in accrued salaries - related party	8,000	-	34,521
Increase in accrued payroll taxes	16,409	-	19,469
Increase in deferred revenue	-	-	14,235
Increase in accrued interest payable	55	-	456
Increase in accrued interest payable - related party	10,789	270	13,672

Net cash used in operating activities	(34,450)	(33,677)	(685,319)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase trademarks	-	-	(550)
Payments for due from related party	-	-	(44,372)
Repayments for due from related party	-	-	40,000

Net cash used in investing activities	-	-	(4,922)

CASH FLOWS FROM FINANCING ACTIVITIES
Bank overdraft	-	(81)	-
Proceeds from notes payable - related party	200	600	14,122
Repayments of notes payable - related party	-	(1,300)	(1,550)
Proceeds from line of credit - related party	5,500	6,000	64,270
Repayments of line of credit - related party	-	-	(6,889)
Proceeds from notes payable	-	30,000	41,760
Repayments for notes payable	-	-	(2,750)
Proceeds from sale of common stock, net of offering costs	35,000	-	581,282
Donated capital	-	-	7,110

Net cash provided by financing activities	40,700	35,219	697,355

NET CHANGE IN CASH	6,250	1,542	7,114

CASH AT BEGINNING OF YEAR	864	48	-

CASH AT END OF PERIOD	$7,114	$1,590	$7,114

SUPPLEMENTAL INFORMATION:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

Non-cash investing and financing activities:
Reclass accounts payable related party to accounts payable	$-	$-	$343
Reclass notes payable related party to notes payable	$-	$-	$11,760
Shares issued as settlement of accounts payable	$-	$115,718	$115,718
Shares issued for prepaid stock compensation	$-	$-	$369,375
Warrants issued for services	$-	$-	$308,176
Deemed distribution to majority shareholder	$-	$(500,000)	$(516,563)

See accompanying notes to consolidated financial statements.

BOLLENTE COMPANIES, INC.
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

These statements reflect all adjustments, consisting of normal recurring adjustments, which in the opinion of management, are necessary for a fair presentation of the information contained therein. It is suggested that these interim financial statements be read in conjunction with the financial statements of the Company for the year ended December 31, 2011 and notes thereto included in the Company’s 10-K annual report. The Company follows the same accounting policies in the preparation of interim reports.

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

Fair Value of Financial Instruments
The carrying amounts reflected in the balance sheets for cash, accounts payable and accrued expenses approximate the respective fair values due to the short maturities of these items.

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

Recent pronouncements
The Company has evaluated recent accounting pronouncements through April 2012 and believes that none of them will have a material effect on the Company’s financial statements.

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. As noted above, the Company is in the development stage and, accordingly, has not yet generated revenues from operations. Since its inception, the Company has been engaged substantially in financing activities and developing its business plan and incurring start up costs and expenses. As a result, the Company incurred accumulated net losses from Inception (March 7, 2008) through the period ended March 31, 2012 of ($2,344,233). In addition, the Company’s development activities since inception have been financially sustained through debt and equity financing.

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

BOLLENTE COMPANIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – RESTATEMENT

In May 2011, the Company completed its acquisition of Bollente, Inc. and the Company was required to record the transaction as a pooling of entities and the prior year financial statements were restated as a result of the acquisition.  The prior year consolidated financial statements include Bollente Companies, Inc. and Bollente, Inc.

The following is a summary of the impact of these restatements on the Company’s consolidated statement of operations for the three months ended March 31, 2011:

	As Previously Reported	Adjustments for Pooling with Bollente, Inc.		As Restated
Revenue	$-		$-	$-

General and Administrative	10,323		63	10,386
Product Development - Related Party	-		6,547	6,547
Professional Fees	11,541		1,500	13,041
Total Operating Expenses	21,864		8,110	29,974

Interest Expense - Related Party	(269)		-	(269)
Interest Expense	(22,742)		-	(22,742)
Total Other Expenses	(23,011)		-	(23,011)

Net Loss	$(44,875)		$(8,110)	$(52,985)

Net Loss per Common Share - Basic	$(0.11)	$		$(0.13)
Weighted Average Number of Common
Shares Outstanding - Basic	399,733			399,733

BOLLENTE COMPANIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – RESTATEMENT (CONTINUED)

The following is a summary of the impact of these restatements on the Company’s consolidated statement of cash flows for the three months ended March 31, 2011:

	As Previously Reported	Adjustments for Pooling with Bollente, Inc.	As Restated
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(44,875)	$(110)	$(52,985)
Adjustments to reconcile net loss
to net cash used in operating activities:
Non-cash financing cost	21,732	-	21,732
Amortization of financing cost	660	-	660
Amortization of debt discount	300	-	300
Changes in operating assets and liabilities:
(Increase) in prepaid compensation	(500)	-	(500)
(Increase) in security deposits	(1,500)	-	(1,500)
Increase (decrease) in accounts payable	(1,654)	-	(1,654)
Increase in accrued interest payable – related party	270	-	270

Net cash used in operating activities	(25,697)	(8,110)	(33,677)

CASH FLOWS FROM INVESTING ACTIVITIES
Payments for due from related party	(5,175)	5,175	-
Payments from due from related party	560	(560)	-

Net cash used in investing activities	(4,615)	4,615	-

CASH FLOWS FROM FINANCING ACTIVITIES
Bank overdraft	-	(81)	(81)
Proceeds from notes payable – related party	-	600	600
Repayments of notes payable – related party	(4,372)	3,072	(1,300)
Proceeds from line of credit – related party	6,000	-	6,000
Proceeds from notes payable	30,000	-	30,000

Net cash used in financing activities	(31,628)	3,591	(35,219)

NET CHANGE IN CASH	1,496	46	1,542

CASH AT BEGINNING OF YEAR	48	-	48

CASH AT END OF YEAR	$1,544	$96	$1,590

NOTE 4 –NOTES PAYABLE – RELATED PARTY

Notes payable consist of the following at:
	March 31, 2012	December 31, 2011

Note payable to an officer, director and shareholder, unsecured, 0% interest, due upon demand	$450	$250

Notes Payable – Current	$450	$250

BOLLENTE COMPANIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 –NOTES PAYABLE – RELATED PARTY (CONTINUED)

	March 31, 2012	December 31, 2011
Line of credit for up to $150,000, from a shareholder, unsecured, 5% interest, due December 2012	$57,381	$51,881

Line of credit – Current	$57,381	$51,881

Interest Expense for the three months ended March 31, 2012 and 2011 was $678 and $220, respectively.

NOTE 5 –NOTES PAYABLE

	March 31, 2012	December 31, 2011
Note payable to an entity owned and controlled by a former officer and director of the Company, unsecured, 0% interest, due upon demand	$9,400	$9,400

Note payable to a former officer, director and shareholder, unsecured, 0% interest, due upon demand	160	160

Note payable to an entity owned and controlled by a former officer and director of the Company, unsecured, 10% interest, due July 2010, in default as of March 31, 2012	800	800

Note payable to an entity owned and controlled by a former officer and director of the Company, unsecured, 10% interest, due August 2010, in default as of March 31, 2012	1,400	1,400

Note payable to an unrelated third party, unsecured, $3,000 in debt discount, due May 2012	30,250	30,250

Unamortized debt discount	(300)	(900)

Notes Payable – Current	$41,710	$41,110

Interest expense for the three months ended March 31, 2012 and 2011 was $1,975 and $19,011, respectively.

NOTE 6 – LONG TERM NOTES PAYABLE – RELATED PARTY

Notes payable consists of the following at:
	March 31, 2012	December 31, 2011
Note payable with a shareholder, unsecured, due February 2014	$500,000	$500,000

Notes Payable – Long Term	$500,000	$500,000

Interest expense for the three months ended March 31, 2012 and 2011 was $10,790 and $4,000, respectively.

BOLLENTE COMPANIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7– STOCKHOLDERS’ EQUITY

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

Common Stock
During the three months ended March 31, 2012 the Company entered into the following transactions to issue common stock:

On February 29, 2012, the Company recorded a stock payable totaling $50,500 for 50,000 shares of common stock owed to an officer, director and shareholder of the Company as part of his employment agreement.  The shares were valued according to the fair value of the common stock as of February 29, 2012.  The shares were issued on March 31, 2012, along with the 100,000 shares valued at $164,000 recorded as payable in during 2011.

During the three months ended March 31, 2012, the Company sold a total of 70,000 shares of common stock to three investors for cash totaling $35,000.  Of the total, the Company issued a total of 50,000 shares of common stock.  The remaining 20,000 shares have not been issued and recorded as a stock payable.

NOTE 8 – WARRANTS

The following is a summary of the status of all of the Company’s stock warrants as of March 31, 2012 and changes during the three months ended on that date:

	Number of Warrants	Weighted-Average Exercise Price
Outstanding at January 1, 2012	20,000	$15.50
Granted	-	$0.00
Exercised	-	$0.00
Cancelled	-	$0.00
Outstanding at March 31, 2012	20,000	$15.50
Warrants exercisable at March 31, 2012	20,000	$15.50

The following table summarizes information about stock warrants outstanding and exercisable at March 31, 2012:
	STOCK WARRANTS OUTSTANDING AND EXERCISABLE
Exercise Price	Number of Warrants Outstanding	Weighted-Average Remaining Contractual Life in Years	Weighted- Average Exercise Price
$ 15.50	20,000	0.92	$ 15.50

BOLLENTE COMPANIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 – AGREEMENTS

Lease Agreement
On January 3, 2011, the Company executed a sublease agreement with Perigon Companies, LLC, a related party.  The lease term is month to month at a rate of $1,500 per month.  The Company paid a refundable security deposit of $1,500.  During January 2012, the Company renegotiated its sublease agreement with Perigon Companies, LLC for a period of one year at a rate of $3,500 per month.  Rent expense for the three months ended March 31, 2012 and 2011 was $10,500 and $4,500, respectively.

Employment Agreement
Effective March 1, 2012, the Company entered into an amended employment agreement with the President of the Company.  The officer will receive annual compensation of $12,000 due monthly.  Compensation expense for the three months ended March 31, 2012 was $8,000 and is recorded in general and administrative expenses.  Compensation expense for the three months ended March 31, 2011 was $24,500 which was included in general and administrative expenses.

NOTE 10 – SUBSEQUENT EVENTS

Subsequent to period end March 31, 2012, In April 2012, the company sold 100,000 shares of restricted common stock to an accredited investors for a total purchase price of $50,000 all of which was paid in cash.

The 10,000 shares recorded as payable as of March 31, 2012 and the shares purchased with cash in April 2012 were both issued on April 30, 2012.

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

On April 20, 2011, the Company’s OTC-QB ticker symbol changed from ACBR to BOLC.

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

Results of Operations

Revenues

In this period ended March 31, 2012, we did not generate any revenues. Since our inception on March 7, 2008 through March 31, 2012, we have not generated any revenues.

Expenses

Operating expenses totaled $232,561 during the three months ended March 31, 2012 as compared to $29,974 in the prior year. In the three month period ended March 31, 2012, our expenses primarily consisted of General and Administrative of $11,783, Professional fees of $159,365 and $58,500 of Executive Compensation.

Research and development expenses totaled $2,913 during the three months ended March 31, 2012 as compared to $6,547 during the three months ended March 31, 2011.  This decrease is attributed primarily to an increased focus on product testing and marketing, and testing, research and development will continue to be the Company’s primary focus.

Professional fees increased $146,324 from the three months ended March 31, 2011 to the three months ended March 31, 2012.  The professional fees increased due an increase in general business activity.

General and administrative fees increased $1,397, from the three months ended March 31, 2011 to the three months ended March 31, 2012.  This increase was primarily attributed to an increase in the cost of our lease.

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

Liquidity and Capital Resources

As of March 31, 2012, we had $7,114 in cash and cash equivalents. The following table provides detailed information about our net cash flow for all financial statement periods presented in this Quarterly Report. To date, we have financed our operations through the issuance of stock and borrowings.

The following table sets forth a summary of our cash flows for the three months ended March 31, 2012 and 2011:

	Three months Ended March 31,
	2012	2011
Net cash provided by (used in) operating activities	$(34,450)	$(33,677)
Net cash provided by (used in) investing activities	-	-
Net cash provided by (used in) financing activities	40,700	35,219
Net increase/(decrease) in Cash	6,250	1,542
Cash, beginning	864	48
Cash, ending	$7,114	$1,590

Operating activities

Net cash used in operating activities was $(34,450) for the period ended March 31, 2012, as compared to $(33,677) used in operating activities for the same period in 2011. The increase in net cash used in operating activities was primarily due to an increase in general and administrative expenses.

Investing activities

Net cash used in investing activities was $-0- for the period ended March 31, 2012, as compared to $-0- used in investing activities for the same period in 2011.

Financing activities

Net cash provided by financing activities for the period ended March 31, 2012 was $40,700, as compared to $35,219 for the same period of 2011. The increase of net cash provided by financing activities was mainly attributable to proceeds from an equity offering and our revolving credit facility.

As of March 31, 2012 we continue to use traditional and/or debt financing to provide the capital we need to run the business.

Liquidity is a measure of a company’s ability to meet potential cash requirements. We have historically met our capital requirements through the issuance of stock, by borrowings.  In the future, we anticipate we will be able to provide the necessary liquidity we need by the revenues generated from the sales of our products.

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

Item 1A. Risk Factors

The risk factors listed in our 2011 Form 10-K on pages 8 to 12, filed with the Securities Exchange Commission on April 16, 2012, are hereby incorporated by reference.

 Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuance Pursuant to Subscription Agreement

During the three months ended March 31, 2012, the Company sold a total of 70,000 shares of common stock to three investors for cash totaling $35,000.  Of the total, the Company issued a total of 50,000 shares of common stock.  The remaining 20,000 shares have not been issued and recorded as a stock payable.

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

Issuance of Registered Stock

On March 19, 2012, the company issued 150,000 shares of our common stock to Mr. Orr pursuant to his employment agreement. The shares issued were registered in a Registration Statement on Form S-8 filed on June 28, 2011.

Subsequent Events

Issuance Pursuant to Subscription Agreement

Subsequent to period end March 31, 2012, In April 2012, we sold 100,000 shares of our restricted common stock to one accredited investors for a total purchase price of $50,000 all of which was paid in cash.

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

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities from the time of our inception on March 7, 2008 through the period ended March 31, 2012.

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

BOLLENTE COMPANIES INC.
(Registrant)

By: /S/ Robertson J. Orr
      Robertson J. Orr, President, Principal Financial Officer
  and Principal Executive Officer

Date: May 14, 2012