Form 10-Q
period 2012-06-30
Bollente Companies Inc.
filed 2012-08-13
CIK 1429393

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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
Stoecklein Law Group, LLP
Emerald Plaza
401 West A Street
Suite 1150
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
Yes  ☐     No  ☒

The number of shares of Common Stock, $0.001 par value, outstanding on August 1, 2012, was 6,967,460 shares.

BOLLENTE COMPANIES INC.
QUARTERLY PERIOD ENDED JUNE 30, 2012

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

BOLLENTE COMPANIES INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS
(unaudited)

	June 30,	December 31,
	2012	2011

ASSETS

Current assets:
Cash	$466	$864
Prepaid expenses	5,600	163
Prepaid stock compensation	104,375	369,375
Total current assets	110,441	370,402

Other assets:
Deferred financing cost, net	-	1,980
Security deposits	1,500	1,500
Trademarks	550	550
Total other assets	2,050	4,030

Total assets	$112,491	$374,432

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable	$30,477	$66,103
Accrued salaries - related party	37,521	26,521
Accrued payroll taxes	19,469	3,060
Notes payable - related party	450	250
Accrued interest payable	510	-
Accrued interest payable - related party	14,542	3,284
Line of credit - related party	60,381	51,881
Notes payable, net of unamortized debt discount of $0
($900 - December 31, 2011)	42,010	41,110
Total current liabilities	205,360	192,209

Long-term liabilities:
Notes payable - related party	500,000	500,000
Total long-term liabilities	500,000	500,000

Total liabilities	705,360	692,209

Stockholders' deficit:
Preferred stock, $0.001 par value, 10,000,000 shares
authorized, no shares issued and outstanding
as of June 30, 2012 and December 31, 2011, respectively	-	-
Common stock, $0.001 par value, 100,000,000 shares
authorized, 6,967,460 and 6,497,460 shares issued and outstanding
as of June 30, 2012 and December 31, 2011, respectively	6,967	6,498
Additional paid-in capital	2,116,663	1,610,632
Subscriptions payable	24,000	164,000
Deficit accumulated during development stage	(2,740,499)	(2,098,907)
Total stockholders' deficit	(592,869)	(317,777)

Total liabilities and stockholders' deficit	$112,491	$374,432

See accompanying notes to consolidated financial statements.

BOLLENTE COMPANIES INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

					Inception
					(March 7, 2008)
	For the three months ended		For the six months ended		to
	June 30,		June 30,		June 30,
	2012	2011	2012	2011	2012

Revenue	$ -	$ -	$ -	$ -	$ -

Operating expenses:
General and administrative	10,912	1,829	22,695	18,761	101,665
Executive compensation	27,000	50,500	101,909	54,000	344,835
Product development - related party	-	-	-	-	336,014
Research and development	(101)	-	2,812	-	62,342
Professional fees	330,162	38,179	489,527	51,219	1,804,822

Total operating expenses	367,973	94,008	616,943	123,980	2,649,678

Other expenses:
Interest expense - related party	(10,869)	(506)	(21,660)	(15,054)	(59,330)
Interest expense	(1,015)	(1,920)	(2,989)	(24,662)	(31,491)

Total other expenses	(11,884)	(2,426)	(24,649)	(39,716)	(90,821)

Net loss	$ (379,857)	$ (96,434)	$ (641,592)	$ (163,696)	$ (2,740,499)

Net loss per common share - basic	$ (0.06)	$ (0.03)	$ (0.10)	$ (0.09)

Weighted average number of common shares outstanding - basic	6,838,889	3,079,188	6,685,913	1,746,862

See accompanying notes to consolidated financial statements.

BOLLENTE COMPANIES INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

			Inception
			(March 7, 2008)
	For the six months ended		to
	June 30,		June 30,
	2012	2011	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(641,592)	$(163,696)	$(2,740,499)
Adjustments to reconcile net loss
to net cash used in operating activities:
Shares issued for services	192,000	12,500	242,000
Shares issued for employment agreement	74,500	40,000	278,500
Shares issued for prepaid stock compensation	265,000	-	925,625
Warrants issued for services	-	-	308,176
Write-off of inventory deposit	-	-	21,000
Non-cash financing cost	-	21,781	22,056
Amortization of deferred financing cost	1,980	1,980	6,600
Amortization of debt discount	900	900	3,000
Changes in operating assets and liabilities:
(Increase) in prepaid expenses	(5,437)	-	(12,600)
Decrease in other receivables	-	-	(14,000)
(Increase) in security deposits	-	(1,500)	(1,500)
Increase (decrease) in accounts payable	(35,626)	-	115,055
Increase in accounts payable - related party	-	2,341	343
Increase in accrued salaries - related party	11,000	9,500	37,521
Increase in accrued payroll taxes	16,409	-	19,469
Increase in deferred revenue	-	-	14,235
Increase in accrued interest payable	109	-	510
Increase in accrued interest payable - related party	11,659	15,054	14,542

Net cash used in operating activities	(109,098)	(61,140)	(759,967)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase trademarks	-	-	(550)
Payments for due from related party	-	-	(44,372)
Repayments from due from related party	-	-	40,000

Net cash used in investing activities	-	-	(4,922)

CASH FLOWS FROM FINANCING ACTIVITIES
Bank overdraft	-	1,142	-
Proceeds from notes payable - related party	200	850	14,122
Repayments of notes payable - related party	-	(1,350)	(1,550)
Proceeds from line of credit - related party	8,500	30,450	67,270
Repayments of line of credit - related party	-	-	(6,889)
Proceeds from notes payable	-	30,000	41,760
Repayments for notes payable	-	-	(2,750)
Proceeds from sale of common stock, net of offering costs	100,000	-	646,282
Donated capital	-	-	7,110

Net cash provided by financing activities	108,700	61,092	765,355

NET CHANGE IN CASH	(398)	(48)	466

CASH AT BEGINNING OF YEAR	864	48	-

CASH AT END OF PERIOD	$466	$-	$466

SUPPLEMENTAL INFORMATION:
Interest paid	$10,000	$-	$-
Income taxes paid	$-	$-	$-

Non-cash investing and financing activities:
Reclass accounts payable related party to accounts payable	$-	$-	$343
Reclass notes payable related party to notes payable	$-	$-	$11,760
Shares issued as settlement of accounts payable	$-	$15,718	$115,718
Shares issued for prepaid stock compensation	$-	$300,000	$369,375
Warrants issued for services	$-	$-	$308,176
Deemed distribution to majority shareholder	$-	$(500,000)	$(516,563)

See accompanying notes to consolidated financial statements.

BOLLENTE COMPANIES INC.
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

These statements reflect all adjustments, consisting of normal recurring adjustments, which in the opinion of management, are necessary for a fair presentation of the information contained therein. It is suggested that these interim financial statements be read in conjunction with the financial statements of the Company for the years ended December 31, 2011 and 2010 and notes thereto included in the Company’s 10-K annual report. The Company follows the same accounting policies in the preparation of interim reports.

Results of operations for the interim period are not indicative of annual results.

Principles of consolidation
The consolidated financial statements include the accounts of Bollente Companies Inc. and its wholly owned subsidiary. On May 16, 2010, the Company acquired 100% of the outstanding stock of Bollente, Inc.  On the date of acquisition, Bollente, Inc. was 2.78% owned and controlled 100% by Robertson J. Orr, a majority shareholder and officer and director of Bollente Companies Inc. and the acquisition was accounted for by means of a pooling of the entities from the date of inception of Bollente Companies Inc. on March 7, 2008 because the entities were under common control. All significant inter-company transactions and balances have been eliminated.

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

BOLLENTE COMPANIES INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Reclassifications
Certain reclassifications have been made to the prior quarters’ financial statements to conform to the current quarter presentation.  These reclassifications had no effect on previously reported results of operations.  The Company reclassified payroll and compensation to its executive from general and administrative expense to executive compensation. The company also reclassified interest payable – related party to interest payable, as the loan holder is no longer considered a related party.

Recent pronouncements
The Company has evaluated recent accounting pronouncements through July 2012 and believes that none of them will have a material effect on the Company’s financial statements.

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. As noted above, the Company is in the development stage and, accordingly, has not yet generated revenues from operations. Since its inception, the Company has been engaged substantially in financing activities and developing its business plan and incurring start up costs and expenses. As a result, the Company incurred accumulated net losses from Inception (March 7, 2008) through the period ended June 30, 2012 of ($2,740,499). In addition, the Company’s development activities since inception have been financially sustained through debt and equity financing.

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

NOTE 3 –NOTES PAYABLE – RELATED PARTY

Notes payable consist of the following at:

	June 30, 2012	December 31, 2011

Note payable to an officer, director and shareholder, unsecured, 0% interest, due upon demand	$450	$250

Notes Payable – Current	$450	$250

	June 30, 2012	December 31, 2011
Line of credit for up to $150,000, from a shareholder, unsecured, 5% interest, due December 2012	$60,381	$51,881

Line of credit – Current	$60,381	$51,881

Interest expense for the three months ended June 30, 2012 and 2011 was $758 and $439, respectively.  Interest expense for the six months ended June 30, 2012 and 2011 was $1,437 and $660, respectively.

BOLLENTE COMPANIES INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 –NOTES PAYABLE

	June 30, 2012	December 31, 2011
Note payable to an entity owned and controlled by a former officer and director of the Company, unsecured, 0% interest, due upon demand	$9,400	$9,400

Note payable to a former officer, director and shareholder, unsecured, 0% interest, due upon demand	160	160

Note payable to an entity owned and controlled by a former officer and director of the Company, unsecured, 10% interest, due July 2010, in default as of June 30, 2012	800	800

Note payable to an entity owned and controlled by a former officer and director of the Company, unsecured, 10% interest, due August 2010, in default as of June 30, 2012	1,400	1,400

Note payable to an unrelated third party, unsecured, $3,000 in debt discount, due May 2012, in default as of June 30, 2012, holds no default provisions and no financial impact due to default	30,250	30,250

Unamortized debt discount	-	(900)

Notes Payable – Current	$42,010	$41,110

Interest expense for the three months ended June 30, 2012 and 2011 was $1,015 and $1,975, respectively.  Interest expense for the six months ended June 30, 2012 and 2011 was $2,990 and $2,989, respectively.

NOTE 5 – LONG TERM NOTES PAYABLE – RELATED PARTY

Notes payable consists of the following at:

	June 30, 2012	December 31, 2011
Note payable to a shareholder, unsecured, 5% interest, due February 2014	$500,000	$500,000

Notes Payable – Long Term	$500,000	$500,000

Interest expense for the three months ended June 30, 2012 and 2011 was $10,111 and $10,111, respectively.  Interest expense for the six months ended June 30, 2012 and 2011 was $20,222 and $14,111, respectively.

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

BOLLENTE COMPANIES INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 – STOCKHOLDERS’ EQUITY (CONTINUED)

Common Stock
During the six months ended June 30, 2012, the Company entered into the following transactions to issue common stock:

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

During the three months ended March 31, 2012, the Company sold a total of 70,000 shares of common stock to three investors for cash totaling $35,000.  Of the total, the Company issued a total of 50,000 shares of common stock.  The remaining 20,000 shares were issued on April 26, 2012.

During the three months ended June 30, 2012, the Company sold a total of 130,000 shares of common stock to two investors for cash totaling $65,000.

On May 29, 2012, the Company issued 120,000 shares of common stock to a consultant as a bonus which was part of his consulting agreement.  The shares were valued according to the fair value of the common stock as of May 29, 2012.

On May 31, 2012, the Company recorded a stock payable totaling $24,000 for 15,000 shares of common stock owed to an officer, director and shareholder of the Company as part of his employment agreement.  The shares were valued according to the fair value of the common stock as of May 31, 2012.  The shares have not been issued and are recorded to stock payable.

NOTE 7 – WARRANTS

The following is a summary of the status of all of the Company’s stock warrants as of June 30, 2012 and changes during the six months ended on that date:

	Number of Warrants	Weighted-Average Exercise Price
Outstanding at January 1, 2012	20,000	$15.50
Granted	-	$0.00
Exercised	-	$0.00
Cancelled	-	$0.00
Outstanding at June 30, 2012	20,000	$15.50
Warrants exercisable at June 30, 2012	20,000	$15.50

The following table summarizes information about stock warrants outstanding and exercisable at June 30, 2012:

	STOCK WARRANTS OUTSTANDING AND EXERCISABLE
Exercise Price	Number of Warrants Outstanding	Weighted-Average Remaining Contractual Life in Years	Weighted- Average Exercise Price
$ 15.50	20,000	0.92	$ 15.50

NOTE 8 – AGREEMENTS

Lease Agreement
On January 3, 2011, the Company executed a sublease agreement with Perigon Companies, LLC, a related party.  The lease term is month to month at a rate of $1,500 per month.  The Company paid a refundable security deposit of $1,500.  During January 2012, the Company renegotiated its sublease agreement with Perigon Companies, LLC for a period of one year at a rate of $3,500 per month.  Rent expense for the three months ended June 30, 2012 and 2011 was $14,500 and $4,500, respectively.  Rent expense for the six months ended June 30, 2012 and 2011 was $21,000 and $9,000, respectively.

BOLLENTE COMPANIES INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 – AGREEMENTS (CONTINUED)

Employment Agreement
Effective March 1, 2012, the Company entered into an amended employment agreement with the President of the Company.  The officer will receive annual compensation of $12,000 due monthly.  Additionally, the Company will issue 15,000 shares of common stock per quarter starting from the three months ended May 31, 2012.  Compensation expense for the three months ended June 30, 2012 and 2011 was $27,000 and $50,500, respectively.  Compensation expense for the six months ended June 30, 2012 and 2011 was $101,909 and $54,000, respectively.

NOTE 9 – SUBSEQUENT EVENTS

In July 2012, the Company received $4,500 as a draw on the line of credit – related party.

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

References in the following discussion and throughout this Quarterly Report to “we”, “our”, “us”, “BOLC”, “Bollente”, “the Company”, and similar terms refer to Bollente Companies Inc. unless otherwise expressly stated or the context otherwise requires.

OVERVIEW AND OUTLOOK

Bollente Companies, Inc. (“BOLC”) was formed as a Nevada corporation in March 2008. On September 23, 2010, BOLC changed its name from Alcantara Brands Corporation to Bollente Companies Inc. Effective May 16, 2011, BOLC completed the acquisition of Bollente, Inc (“Bollente”) through the acquisition of 100% of the issued and outstanding common stock of Bollente.

As a result of the acquisition of Bollente, BOLC is now involved in research and development of a new high quality, whole-house, electric tankless water heater that is more energy efficient than conventional products.

On February 24, 2011, Bollente accepted an assignment of an engineering services contract from Perigon Companies, LLC, a Delaware limited liability company that is also a lender for Bollente. Perigon started to create an electric tankless water heater and the technology is in research and development. Perigon is owned and controlled by an individual who is a family member of one of the stockholders of the Company. Bollente agreed to accept the assignment for a promissory note of $500,000.  The promissory note is due on February 24, 2014 and bears interest at 5% per annum. There are quarterly interest payments of $10,000 with a balloon payment of the principal balance and any accrued interest at the maturity date. In the event of default, the interest rate increases to 18% per annum. In addition, the Company agreed to acquire accounts payable related to the in-process research and development totaling $16,562.

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

RESULTS OF OPERATIONS

Results of Operations for the Three Months Ended June 30, 2012 and June 30, 2011

Revenues

In the three months ended June 30, 2012 and 2011, we did not generate any revenues.

Expenses

Operating expenses totaled $367,973 during the three months ended June 30, 2012 as compared to $94,008 in the prior year. In the three month period ended June 30, 2012, our expenses primarily consisted of General and Administrative of $10,912, Professional fees of $330,162 and Executive Compensation of $27,000.

Research and development expenses totaled ($101) during the three months ended June 30, 2012 as compared to $0 during the three months ended June 30, 2011.  This increase is attributed primarily to the Company developing its technology.

Professional fees increased $291,983 from the three months ended June 30, 2011 to the three months ended June 30, 2012.  Professional fees increased due to an increase in legal and accounting fees associated with public company filings and the amortization of the prepaid stock compensation.

General and administrative fees increased $9,083, from the three months ended June 30, 2011 to the three months ended June 30, 2012.  This increase was primarily due to an increase in rent expense.

Executive Compensation decreased $23,500 from the three months ended June 30, 2011 to the three months ended June 30, 2012.  Executive Compensation decreased due to a decrease in compensation to the President of the Company.

Other Expenses

Interest expense – related party increased $10,363 to $10,869 in the three months ended June 30, 2012 from $506 for the three months ended June 30, 2011. The increase was the result of an increase in notes payable with interest accruals.

Interest expense decreased $905 to $1,015 in the three months ended June 30, 2012 from $1,920 for the three months ended June 30, 2011. The decrease was the result of a decrease in interest accruals from note payables.

Net Loss

In the three months ended June 30, 2012, we generated a net loss of $379,857, an increase of $283,423 from $96,434 for the three months ended June 30, 2011. This increase was attributable to increased accounting and legal fees.

Results of Operations for the Six Months Ended June 30, 2012 and June 30, 2011

Revenues

In the six months ended June 30, 2012, we did not generate any revenues. Since our inception on March 7, 2008 through June 30, 2012, we have not generated any revenues.

Expenses

Operating expenses totaled $616,943 during the six months ended June 30, 2012 as compared to $123,980 in the prior year. In the six month period ended June 30, 2012, our expenses primarily consisted of Research and Development of $2,812, General and Administrative of $22,695, Professional fees of $489,527 and Executive Compensation of $101,909.

Research and development expenses totaled $2,812 during the six months ended June 30, 2012 as compared to $0 during the six months ended June 30, 2011.  This increase is attributed primarily to the Company developing its technology.

Professional fees increased $438,308 from the six months ended June 30, 2011 to the six months ended June 30, 2012.  The professional fees increased due to an increase in legal and accounting fees associated with public company filings and from the amortization of prepaid stock compensation.

General and administrative fees increased $3,934, from the six months ended June 30, 2011 to the six months ended June 30, 2012.  This increase was primarily attributed to an increase in rent expense.

Executive Compensation increased $47,909 from the six months ended June 30, 2011 to the six months ended June 30, 2012.  Executive Compensation increased due to an increase in compensation to the President of the Company.

Other Expenses

Interest expense – related party increased $6,606 to $21,660 in the six months ended June 30, 2012 from $15,054 for the six months ended June 30, 2011. The increase was the result of an increase in notes payable with interest accruals.

Interest expense decreased $21,673 to $2,989 in the six months ended June 30, 2012 from $24,662 for the six months ended June 30, 2011. The decrease was the result of a decrease in interest accruals from note payables.

Net Loss

In the six months ended June 30, 2012, we generated a net loss of $641,592, an increase of $477,896 from $163,696 for the six months ended June 30, 2011. This increase was attributable to increased accounting and legal fees.

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

Liquidity and Capital Resources

As of June 30, 2012, we had $466 in cash, $5,600 in prepaid expenses and $104,375 in prepaid stock compensation. The following table provides detailed information about our net cash flow for all financial statement periods presented in this Quarterly Report. To date, we have financed our operations through the issuance of stock and borrowings.

The following table sets forth a summary of our cash flows for the six months ended June 30, 2012 and 2011:

	Six months ended June 30,
	2012	2011
Net cash used in operating activities	$(109,098)	$(61,140)
Net cash used in investing activities	-	-
Net cash provided by financing activities	108,700	61,092
Net increase/(decrease) in Cash	(398)	(48)
Cash, beginning	864	48
Cash, ending	$466	$-

Operating activities

Net cash used in operating activities was $109,098 for the period ended June 30, 2012, as compared to $61,140 used in operating activities for the same period in 2011. The increase in net cash used in operating activities was primarily due to an increase in general and administrative expenses.

Investing activities

Net cash used in investing activities was $-0- for the period ended June 30, 2012, as compared to $-0- used in investing activities for the same period in 2011.

Financing activities

Net cash provided by financing activities for the period ended June 30, 2012 was $108,700, as compared to $61,092 for the same period of 2011. The increase of net cash provided by financing activities was mainly attributable to proceeds from borrowing and the sale of unregistered securities through private placements.

As of June 30, 2012 we continue to use traditional and/or debt financing to provide the capital we need to run the business.

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

Limitations on Effectiveness of Controls and Procedures

In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Stock Issuance Pursuant to Subscription Agreement

During the six months ended June 30, 2012, the Company sold a total of 180,000 shares of our restricted common stock to 3 accredited investors for cash totaling $100,000.

We believe that the issuance and sale of the above securities was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2) and Regulation D Rule. The securities were sold directly by us and did not involve a public offering or general solicitation. The recipients of the securities were afforded an opportunity for effective access to files and records of the Registrant that contained the relevant information needed to make their investment decision, including the financial statements and 34 Act reports. We reasonably believed that the recipients, immediately prior to the sale of the securities, were accredited investors and had such knowledge and experience in our financial and business matters that they were capable of evaluating the merits and risks of their investment. The management of the recipients had the opportunity to speak with our management on several occasions prior to their investment decision. There were no commissions paid on the issuance and sale of the securities.

Stock Issuance Pursuant to Consulting Services

On May 29, 2012, the Company issued 120,000 shares of restricted common stock valued at $1.60 per share to 1 consultant as a bonus pursuant to his consulting agreement.

We made the above common stock issuance in reliance upon the exemption from registration under Section 4(2) of the Securities Act for private offerings not involving a public distribution.

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities from the time of our inception on March 7, 2008 through the period ended June 30, 2012.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures

Not applicable.

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

Date: August 13, 2012