Form 10-Q
period 2012-09-30
Bollente Companies Inc.
filed 2012-11-09
CIK 1429393

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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
Yes  ☐     No  ☒

The number of shares of Common Stock, $0.001 par value, outstanding on November 9, 2012, was 7,077,460 shares.

BOLLENTE COMPANIES INC.
QUARTERLY PERIOD ENDED SEPTEMBER 30, 2012

BOLLENTE COMPANIES, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30,	December 31,
	2012	2011

ASSETS

Current assets:
Cash	$198	$864
Prepaid expenses	17,418	163
Prepaid stock compensation	40,625	369,375
Total current assets	58,241	370,402

Other assets:
Deferred financing cost, net	-	1,980
Security deposits	1,500	1,500
Trademarks	550	550
Website	2,000	-
Total other assets	4,050	4,030

Total assets	$62,291	$374,432

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable	$34,267	$66,103
Accrued salaries - related party	40,521	26,521
Accrued payroll taxes	11,554	3,060
Notes payable - related party	450	250
Accrued interest payable	565	-
Accrued interest payable - related party	18,678	3,284
Line of credit - related party	78,381	51,881
Notes payable, net of unamortized debt discount of $0	42,010	41,110
Total current liabilities	226,426	192,209

Long-term liabilities:
Notes payable - related party	500,000	500,000
Total long-term liabilities	500,000	500,000

Total liabilities	726,426	692,209

Stockholders' deficit:
Preferred stock, $0.001 par value, 10,000,000 shares
authorized, no shares issued and outstanding
as of September 30, 2012 and December 31, 2011, respectively	-	-
Common stock, $0.001 par value, 100,000,000 shares
authorized, 7,077,460 and 6,497,460 shares issued and outstanding
as of September 30, 2012 and December 31, 2011, respectively	7,078	6,498
Additional paid-in capital	2,268,903	1,610,632
Subscriptions payable	-	164,000
Deficit accumulated during development stage	(2,940,116)	(2,098,907)
Total stockholders' deficit	(664,135)	(317,777)

Total liabilities and stockholders' deficit	$62,291	$374,432

See accompanying notes to consolidated financial statements.

BOLLENTE COMPANIES, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

					Inception
					(March 7, 2008)
	For the three months ended		For the nine months ended		to
	September 30,		September 30,		September 30,
	2012	2011	2012	2011	2012

Revenue	$ -	$ -	$ -	$ -	$ -

Operating expenses:
General and administrative	13,894	106,908	36,589	173,107	115,559
Executive compensation	23,435	-	125,344	-	368,270
Product development - related party	-	-	-	-	336,014
Research and development	683	23,438	3,495	30,000	63,025
Professional fees	150,415	94,012	639,942	145,231	1,955,237

Total operating expenses	188,427	224,358	805,370	348,338	2,838,105

Other expenses:
Interest expense - related party	(11,135)	(10,550)	(32,795)	(25,604)	(70,465)
Interest expense	(55)	(1,920)	(3,044)	(26,582)	(31,546)

Total other expenses	(11,190)	(12,470)	(35,839)	(52,186)	(102,011)

Net loss	$ (199,617)	$ (236,828)	$ (841,209)	$ (400,524)	$(2,940,116)

Net loss per common share - basic	$ (0.02)	$ (0.04)	$ (0.10)	$ (0.13)

Weighted average number of common shares outstanding - basic	11,359,989	5,762,243	8,261,060	3,100,031

See accompanying notes to consolidated financial statements.

BOLLENTE COMPANIES, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

			Inception
			(March 7, 2008)
	For the nine months ended		to
	September 30,		September 30,
	2012	2011	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(841,209)	$(400,524)	$(2,940,116)
Adjustments to reconcile net loss
to net cash used in operating activities:
Shares issued for services	267,000	12,500	317,000
Shares issued for employment agreement	102,851	127,500	306,851
Shares issued for prepaid stock compensation	328,750	75,000	989,375
Warrants issued for services	-	-	308,176
Write-off of inventory deposit	-	-	21,000
Non-cash financing cost	-	21,781	22,056
Amortization of deferred financing cost	1,980	3,300	6,600
Amortization of debt discount	900	1,500	3,000
Accrued rent expense- related party line of credit	19,000	-	19,000
Changes in operating assets and liabilities:
(Increase) in prepaid expenses	(17,255)	(795)	(24,418)
(Increase) in prepaid compensation	-	-	-
(Decrease) in prepaid inventory - related party	-	-	-
Decrease in other receivables	-	-	(14,000)
(Increase) in security deposits	-	(1,500)	(1,500)
Increase (decrease) in accounts payable	(31,836)	(11,693)	118,845
Increase in accounts payable - related party	-	-	343
Increase in accrued salaries - related party	14,000	16,500	40,521
Increase in accrued payroll taxes	8,494	3,888	11,554
Increase in deferred revenue	-	-	14,235
Increase in accrued interest payable	565	-	565
Increase in accrued interest payable - related party	15,394	1,493	18,678

Net cash used in operating activities	(131,366)	(151,050)	(782,235)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase trademarks	-	(550)	(550)
Purchase website costs	(2,000)	-	(2,000)
Payments for due from related party	-	-	(44,372)
Repayments from due from related party	-	-	40,000

Net cash used in investing activities	(2,000)	(550)	(6,922)

CASH FLOWS FROM FINANCING ACTIVITIES
Bank overdraft	-	(81)	-
Proceeds from notes payable - related party	200	850	14,122
Repayments of notes payable - related party	-	(1,350)	(1,550)
Proceeds from line of credit - related party	7,500	38,450	66,270
Repayments of line of credit - related party	-	-	(6,889)
Proceeds from notes payable	-	30,000	41,760
Repayments for notes payable	-	(2,750)	(2,750)
Proceeds from sale of common stock, net of offering costs	125,000	100,000	671,282
Donated capital	-	-	7,110

Net cash provided by financing activities	151,700	165,119	789,355

NET CHANGE IN CASH	(666)	13,519	198

CASH AT BEGINNING OF YEAR	864	48	-

CASH AT END OF YEAR	$198	$13,567	$198

SUPPLEMENTAL INFORMATION:
Interest paid	$17,000	$-	$51,386
Income taxes paid	$-	$-	$-

Non-cash investing and financing activities:
Reclass accounts payable related party to accounts payable	$-	$-	$343
Reclass notes payable related party to notes payable	$-	$-	$11,760
Shares issued as settlement of accounts payable	$-	$115,718	$115,718
Shares issued for employment agreement	$(164,000)	$(127,500)	$-
Shares issued for prepaid stock compensation	$-	$(212,500)	$369,375
Warrants issued for services	$-	$-	$308,176
Deemed distribution to majority shareholder	$-	$516,562	$(516,563)

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

Website
The Company capitalizes the costs associated with the development of the Company’s website pursuant to ASC Topic 350.  Other costs related to the maintenance of the website are expensed as incurred.  Amortization is provided over the estimated useful lives of 3 years using the straight-line method for financial statement purposes.   The Company plans to commence amortization upon completion and release of the Company’s fully operational website.  As of September 30, 2012, the website is in the development stage.

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

Recent pronouncements
The Company has evaluated recent accounting pronouncements through October 2012 and believes that none of them will have a material effect on the Company’s financial statements.

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. As noted above, the Company is in the development stage and, accordingly, has not yet generated revenues from operations. Since its inception, the Company has been engaged substantially in financing activities and developing its business plan and incurring start up costs and expenses. As a result, the Company incurred accumulated net losses from Inception (March 7, 2008) through the period ended September 30, 2012 of ($2,940,116). In addition, the Company’s development activities since inception have been financially sustained through debt and equity financing.

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

BOLLENTE COMPANIES INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – WEBSITE

Website cost consists of the following at:

	September 30, 2012	December 31, 2011

Website	$2,000	$-

Less: Accumulated amortization	-	-

Website, net	$2,000	$-

The Company plans to commence amortization upon completion and release of the Company’s fully operational website. As of September 30, 2012, the website is in the development stage and therefore no amortization recorded on the website until it the website is fully operational and is launched.  Amortization expense for the three months ended September 30, 2012 and 2011 was $0 and $0, respectively.  Amortization expense for the nine months ended September 30, 2012 and 2011 was $0 and $0, respectively.

NOTE 4 – NOTES PAYABLE – RELATED PARTY

Notes payable consist of the following at:

	September 30, 2012	December 31, 2011

Note payable to an officer, director and shareholder, unsecured, 0% interest, due upon demand	$450	$250

Notes Payable – Current	$450	$250

	September 30, 2012	December 31, 2011
Line of credit for up to $150,000, from a shareholder, unsecured, 5% interest, due December 2012	$78,381	$51,881

Line of credit – Current	$78,381	$51,881

Interest expense for the three months ended September 30, 2012 and 2011 was $913 and $661, respectively.  Interest expense for the nine months ended September 30, 2012 and 2011 was $2,350 and $1,321, respectively.

BOLLENTE COMPANIES INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 – NOTES PAYABLE

	September 30, 2012	December 31, 2011
Note payable to an entity owned and controlled by a former officer and director of the Company, unsecured, 0% interest, due upon demand	$9,400	$9,400

Note payable to a former officer, director and shareholder, unsecured, 0% interest, due upon demand	160	160

Note payable to an entity owned and controlled by a former officer and director of the Company, unsecured, 10% interest, due July 2010, in default as of September 30, 2012	800	800

Note payable to an entity owned and controlled by a former officer and director of the Company, unsecured, 10% interest, due August 2010, in default as of September 30, 2012	1,400	1,400

Note payable to an unrelated third party, unsecured, $3,000 in debt discount, due May 2012, in default as of September 30, 2012	30,250	30,250

Unamortized debt discount	-	(900)

Notes Payable – Current	$42,010	$41,110

Interest expense for the three months ended September 30, 2012 and 2011 was $1,015 and $1,975, respectively.  Interest expense for the nine months ended September 30, 2012 and 2011 was $2,990 and $2,989, respectively.

NOTE 6 – LONG TERM NOTES PAYABLE – RELATED PARTY

Notes payable consists of the following at:

	September 30, 2012	December 31, 2011
Note payable with a shareholder, unsecured, 5% interest, due February 2014	$500,000	$500,000

Notes Payable – Long Term	$500,000	$500,000

Interest expense for the three months ended September 30, 2012 and 2011 was $10,222 and $10,222, respectively.  Interest expense for the nine months ended September 30, 2012 and 2011 was $30,444 and $24,333, respectively.

BOLLENTE COMPANIES INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 – STOCKHOLDERS’ EQUITY

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

Common Stock
During the nine months ended September 30, 2012 the Company entered into the following transactions to issue common stock:

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

On May 29, 2012, the Company issued 120,000 shares of common stock to consultant as a bonus which was part of his consulting agreement.  The shares were valued according to the fair value of the common stock as of May 29, 2012.

On May 31, 2012, the Company recorded a stock payable totaling $24,000 for 15,000 shares of common stock owed to an officer, director and shareholder of the Company as part of his employment agreement.  The shares were valued according to the fair value of the common stock as of May 31, 2012.  The shares were issued on September 28, 2012 and the balance in stock payable was reduced to $0.

During the three months ended September 30, 2012, the Company sold 50,000 shares of common stock to an investor for cash totaling $25,000.

On August 31, 2012, the Company recorded a stock payable totaling $28,350 for 15,000 shares of common stock owed to an officer, director and shareholder of the Company as part of his employment agreement.  The shares were valued according to the fair value of the common stock as of August 31, 2012.  The shares were issued on September 28, 2012 and the balance in stock payable was reduced to $0.

On September 28, 2012, the Company issued 30,000 shares of common stock to consultant as a bonus which was part of his consulting agreement.  The shares were valued according to the fair value of the common stock as of September 28, 2012.

BOLLENTE COMPANIES INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 – WARRANTS

The following is a summary of the status of all of the Company’s stock warrants as of September 30, 2012 and changes during the nine months ended on that date:

	Number of Warrants	Weighted-Average Exercise Price
Outstanding at January 1, 2012	20,000	$15.50
Granted	-	0.00
Exercised	-	0.00
Cancelled	-	0.00
Outstanding at September 30, 2012	20,000	$15.50
Warrants exercisable at September 30, 2012	20,000	$15.50

The following table summarizes information about stock warrants outstanding and exercisable at September 30, 2012:

	STOCK WARRANTS OUTSTANDING AND EXERCISABLE
Exercise Price	Number of Warrants Outstanding	Weighted-Average Remaining Contractual Life in Years	Weighted- Average Exercise Price
$15.50	20,000	0.42	$15.50

NOTE 9 – AGREEMENTS

Lease Agreement
On January 3, 2011, the Company executed a sublease agreement with Perigon Companies, LLC, a related party.  The lease term is month to month at a rate of $1,500 per month.  The Company paid a refundable security deposit of $1,500.  During January 2012, the Company renegotiated its sublease agreement with Perigon Companies, LLC for a period of one year at a rate of $3,500 per month.  Rent expense for the three months ended September 30, 2012 was $10,500.  Rent expense for the nine months ended September 30, 2012 was $31,500.

Employment Agreement
Effective March 1, 2012, the Company entered into an amended employment agreement with the President of the Company.  The officer will receive annual cash compensation of $12,000 due monthly.  Additionally, the Company will issue 15,000 shares of common stock at the end of each quarter starting from the three months ended May 31, 2012.  Compensation expense for the three months ended September 30, 2012 and 2011 was $31,350 and $98,000.  Compensation expense for the nine months ended September 30, 2012 and 2011 was $116,850 and $112,000.

NOTE 10 – SUBSEQUENT EVENTS

In October 2012, the Company sold 550,000 shares of common stock to several investors for cash totaling $275,000.

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

RESULTS OF OPERATIONS

Results of Operations for the Three Months Ended September 30, 2012 and September 30, 2011

Revenues

In the three months ended September 30, 2012 and 2011, we did not generate any revenues.

Expenses

Operating expenses totaled $188,427 during the three months ended September 30, 2012 as compared to $224,358 in the prior year. In the three month period ended September 30, 2012, our expenses primarily consisted of General and Administrative of $13,894, Professional fees of $150,415 and Executive Compensation of $23,435.

Research and development expenses totaled $683 during the three months ended September 30, 2012 as compared to $23,438 during the three months ended September 30, 2011.  This decrease is attributed primarily to the Company spending less towards developing its technology.

Professional fees increased $56,403 from the three months ended September 30, 2011 to the three months ended September 30, 2012.  Professional fees increased due to an increase in legal and accounting fees associated with public company filings and the amortization of the prepaid stock compensation.

General and administrative fees decreased $91,014, from the three months ended September 30, 2011 to the three months ended September 30, 2012.  This decrease was primarily due to an decrease in rent expense.

Executive Compensation increased $23,435 from the three months ended September 30, 2011 to the three months ended September 30, 2012.  Executive Compensation increased due to an increase in compensation to the President of the Company.

Other Expenses

Interest expense – related party increased $7,191 to $32,795 in the three months ended September 30, 2012 from $25,604 for the three months ended September 30, 2011. The increase was the result of an increase in notes payable with interest accruals.

Interest expense decreased $23,538 to $3,044 in the three months ended September 30, 2012 from $26,582 for the three months ended September 30, 2011. The decrease was the result of a decrease in interest accruals from note payables.

Net Loss

In the three months ended September 30, 2012, we generated a net loss of $199,617, a decrease of $37,211 from $236,828 for the three months ended September 30, 2011. This decrease was attributable to increased accounting and legal fees.

Results of Operations for the Nine Months Ended September 30, 2012 and September 30, 2011

Revenues

In the nine months ended September 30, 2012, we did not generate any revenues. Since our inception on March 7, 2008 through September 30, 2012, we have not generated any revenues.

Expenses

Operating expenses totaled $805,370 during the nine months ended September 30, 2012 as compared to $348,338 in the prior year. In the nine month period ended September 30, 2012, our expenses primarily consisted of Research and Development of $3,495, General and Administrative of $36,589, Professional fees of $639,942 and Executive Compensation of $125,344.

Research and development expenses totaled $3,495 during the six months ended September 30, 2012 as compared to $30,000 during the nine months ended September 30, 2011.  This decrease is attributed primarily to the Company spending less to develop its technology.

Professional fees increased $494,711 from the nine months ended September 30, 2011 to the nine months ended September 30, 2012.  The professional fees increased due to an increase in legal and accounting fees associated with public company filings and from the amortization of prepaid stock compensation.

General and administrative fees decreased $136,518, from the nine months ended September 30, 2011 to the nine months ended September 30, 2012.  This increase was primarily attributed to an decrease in rent expense.

Executive Compensation increased $125,344 from the nine months ended September 30, 2011 to the nine months ended September 30, 2012.  Executive Compensation increased due to an increase in compensation to the President of the Company.

Other Expenses

Interest expense – related party increased $7,191 to $32,795 in the nine months ended September 30, 2012 from $25,604 for the nine months ended September 30, 2011. The increase was the result of an increase in notes payable with interest accruals.

Interest expense decreased $23,538 to $3,044 in the nine months ended September 30, 2012 from $26,582 for the nine months ended September 30, 2011. The decrease was the result of a decrease in interest accruals from note payables.

Net Loss

In the nine months ended September 30, 2012, we generated a net loss of $841,209, an increase of $440,685 from $400,524 for the nine months ended September 30, 2011. This increase was mainly attributable to consultancy fees.

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

Liquidity and Capital Resources

As of September 30, 2012, we had $198 in cash, $17,418 in prepaid expenses and $40,625 in prepaid stock compensation. The following table provides detailed information about our net cash flow for all financial statement periods presented in this Quarterly Report. To date, we have financed our operations through the issuance of stock and borrowings.

The following table sets forth a summary of our cash flows for the nine months ended September 30, 2012 and 2011:

	Nine months ended September 30,
	2012	2011
Net cash used in operating activities	$(150,366)	$(151,050)
Net cash used in investing activities	2,000	$(550)
Net cash provided by financing activities	151,700	165,119
Net increase/(decrease) in Cash	(666)	13,519
Cash, beginning	864	48
Cash, ending	$198	$13,567

Operating activities

Net cash used in operating activities was $150,366 for the period ended September 30, 2012, as compared to $151,050 used in operating activities for the same period in 2011. The decrease in net cash used in operating activities was primarily due to an increase in non cash activities.

Investing activities

Net cash used in investing activities was $2,000 for the period ended September 30, 2012, as compared to $(550) used in investing activities for the same period in 2011.

Financing activities

Net cash provided by financing activities for the period ended September 30, 2012 was $151,700, as compared to $165,119 for the same period of 2011. The decrease of net cash provided by financing activities was mainly attributable to proceeds from debt financing.

As of September 30, 2012 we continue to use traditional and/or debt financing to provide the capital we need to run the business.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Stock Issuance Pursuant to Subscription Agreement

During the nine months ended September 30, 2012, we sold 50,000 shares of our restricted common stock to an accredited investor for a total purchase price of $25,000, all of which was paid in cash. The 50,000 shares of common stock were issued on August 22, 2012.

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

Stock Issuance Pursuant to Consulting Services

On May 29, 2012, the Company issued 120,000 shares of restricted common stock valued at $1.60 per share to a consultant as compensation in exchange for services pursuant to his consulting agreement.

On September 28, 2012, the Company issued 30,000 shares of restricted common stock valued at $2.50 per share to a consultant as compensation in exchange for services pursuant to his consulting agreement.

We made the above common stock issuance in reliance upon the exemption from registration under Section 4(2) of the Securities Act for private offerings not involving a public distribution.

Stock Issuance Pursuant to Employment Agreement

On September 28, 2012, the Company issued 30,000 shares of restricted common stock to our President and Chief Executive Officer as compensation pursuant to his employment agreement, wherein the corporation is obligated to issue 15,000 shares on a quarterly basis for his executive services.

We made the above common stock issuance in reliance upon the exemption from registration under Section 4(2) of the Securities Act for private offerings not involving a public distribution.

Subsequent Sales & Issuances of Unregistered Securities

Stock Issuances pursuant to Subscription Agreements

Subsequent to the period ending September 30, 2012, in October 2012, we sold 550,000 common shares to a total of six accredited investors for a total purchase price of $275,000, all of which was paid in cash. None of these shares have been issued.

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities from the time of our inception on March 7, 2008 through the period ended September 30, 2012.

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

Date: November 8, 2012