Form 10-K
period 2012-12-31
Bollente Companies Inc.
filed 2013-04-16
CIK 1429393

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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
Stoecklein Law Group, LLP.
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐    No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of June 30, 2012 (the last business day of the registrant's most recently completed second fiscal quarter) was $1,662,754 based on a share value of $1.00.

The number of shares of Common Stock, $0.001 par value, outstanding on April 15, 2013 was 8,152,456 shares.

DOCUMENTS INCORPORATED BY REFERENCE: None.

BOLLENTE COMPANIES INC.
FOR THE FISCAL YEAR ENDED
DECEMBER 31, 2012

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

On March 7, 2011, we entered into a reverse triangular merger (the “Merger”) by and among Woodmans Lumber and Millworks Peru (“Woodmans”), a Nevada corporation and our wholly-owned subsidiary, and Bollente, Inc., a Nevada corporation, Woodmans and Bollente, Inc. being the constituent entities in the Merger. On May 16, 2011, we completed the acquisition of 100% of the issued and outstanding common stock of Bollente, Inc. in exchange for 4,707,727 shares of our common stock. Pursuant to the terms of the Merger, Woodmans was merged with Bollente, Inc. wherein Woodmans ceased to exist and Bollente, Inc. became our wholly owned subsidiary.

As a result of the closing of the Merger, our main focus has been redirected to the research and development of high quality, whole-house, electric tankless water heater that is more energy efficient than conventional products.

Business of Issuer

On February 24, 2011, Bollente, Inc. accepted an assignment of an engineering services contract from Perigon Companies, LLC, a Delaware limited liability company (“Perigon”), which is also a lender for Bollente, Inc. Perigon started to create an electric tankless water heater and the technology is in research and development. Perigon is owned and controlled by an individual who is a family member of one of the stockholders of the Company. Bollente agreed to accept the assignment for a promissory note of $500,000. The promissory note is due on February 24, 2014 and bears interest at 8% per annum. There are quarterly interest payments of $10,000 with a balloon payment of the principal balance and any accrued interest at the maturity date. In the event of default, the interest rate increases to 18% per annum.

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

To date, we have filed and received a United States federal trademark registration for trutankless® and our logo design with the help of our outside marketing and branding experts and have acquired several unique domain registrations reflective of our online marketing strategy. We intend to file a formal patent application with the USPTO under the guidance of patent counsel, upon completion of our engineered prototype. There is no guarantee that we will be able to obtain a patent for our tankless water heater. We will continue to protect our intellectual property through confidentiality agreements with vendors and consultants and trade secret protocols employed by employees, consultants, and contractors.

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

Employees

As of December 31, 2012, we have one part-time employee, Robertson James Orr, who is also our sole officer and director. We are using and will continue to use independent consultants and contractors to perform various professional services. We believe that this use of third-party service providers may enhance our ability to contain operating and general expenses, and capital costs.

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

ITEM 1A.                      RISK FACTORS

An investment in our common stock involves a high degree of risk. You should carefully consider the risks described below, together with all of the other information included in this report, before making an investment decision. If any of the following risks actually occurs, our business, financial condition or results of operations could suffer. In that case, the trading price of our common stock could decline, and you may lose all or part of your investment. You should read the section entitled “Special Note Regarding Forward Looking Statements” above for a discussion of what types of statements are forward-looking statements, as well as the significance of such statements in the context of this report.

We are a development stage company organized in March 2008 and have recently commenced operations, which makes an evaluation of us extremely difficult. At this stage of our business operations, even with our good faith efforts, we may never become profitable or generate any significant amount of revenues, thus potential investors have a high probability of losing their investment.

We were incorporated in March of 2008 as a Nevada corporation. As a result of our start-up operations we have; (i) generated no revenues, (ii) accumulated deficits of $3,272,117 for the period ended December 31, 2012, and (iii) we have incurred losses of $3,272,117 from our inception through the period ended December 31, 2012.  We have been focused on organizational and start-up activities and business plan development. There is nothing at this time on which to base an assumption that our business operations will prove to be successful or that we will ever be able to operate profitably. Our future operating results will depend on many factors, including our ability to raise adequate working capital, demand for our products, the level of our competition and our ability to attract and maintain key management and employees.

If we are unable to attract and retain key personnel, our business could be harmed.

If any of our key employees were to leave, we could face substantial difficulty in hiring qualified successors and could experience a loss in productivity while any successor obtains the necessary training and experience. Our employment relationships are generally at-will. We cannot assure that one or more key employees will not leave in the future. We intend to continue to hire additional highly qualified personnel, but may not be able to attract, assimilate or retain qualified personnel in the future. Any failure to attract, integrate, motivate and retain these employees could harm our business.

We are subject to federal legislation to protect investors against corporate fraud.

Federal legislation, such as the Sarbanes-Oxley Act of 2002 and the Dodd- Frank Act, has resulted in the adoption of various corporate governance measures designed to promote the integrity of the corporate management and the securities markets. Some of these measures have been adopted in response to legal requirements. Others have been adopted by companies in response to the requirements of national securities exchanges, such as the NYSE, or the Nasdaq Stock Market, on which their securities are listed. Among the corporate governance measures that are required under the rules of national securities exchanges and NASDAQ are those that address board of directors’ independence, audit committee oversight, and the adoption of a code of ethics.

We have not yet adopted any of these corporate governance measures such as an audit or other independent committees of our board of directors as we presently have one director. Additionally, since our securities are not yet listed on a national securities exchange or NASDAQ, we are not required to do so. If we expand our board membership in future periods to include independent directors, we may seek to establish an audit and other committees of our board of directors. It is possible that if we were to adopt some or all of these corporate governance measures, stockholders would benefit from somewhat greater assurances that internal corporate decisions were being made by disinterested directors and that policies had been implemented to define responsible conduct. For example, in the absence of audit, nominating and compensation committees comprised of at least a majority of independent directors, decisions concerning matters such as compensation packages to our senior officers and recommendations for director nominees are made by a majority of directors who have an interest in the outcome of the matters being decided. Prospective investors should consider our current lack of corporate governance measures in making their investment decisions, in addition to the fact that we currently have only one director.

We are an “emerging growth company” under the JOBS Act of 2012, and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our common stock less attractive to investors.

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012 (“JOBS Act”), and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We are choosing to take advantage of the extended transition period for complying with new or revised accounting standards.  As a result, our financial statements may not be comparable to those of companies that comply with public company effective dates.

We will remain an “emerging growth company” for up to five years, although we will lose that status sooner if our revenues exceed $1 billion, if we issue more than $1 billion in non-convertible debt in a three year period, or if the market value of our common stock that is held by non-affiliates exceeds $700 million.”

Even if we no longer qualify as an “emerging growth company”, we may still be subject to reduced reporting requirements so long as we are considered a “Smaller Reporting Company.”

Many of the exemptions available for emerging growth companies are also available to smaller reporting companies like us that have less than $75 million of worldwide common equity held by non-affiliates.  So, although we may no longer qualify as an emerging growth company, we may still be subject to reduced reporting requirements.

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

Our auditors have substantial doubt about our ability to continue as a going concern.  Additionally, our auditor’s report reflects that the ability of the Company to continue as a going concern is dependent upon our ability to raise additional capital from the sale of common stock and, ultimately, the achievement of significant operating revenues.

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

RISKS RELATED TO OUR INTELLECTUAL PROPERTY AND TECHNOLOGY

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

Currently there is no public market for our common stock. Although we intend to file for inclusion of our common stock on the OTCQB, there can be no assurance that FINRA will approve the inclusion of our common stock. Furthermore, if our securities are not quoted on the OTCQB, or elsewhere, there can be no assurance that a market will develop for the common stock or that a market in the common stock will be maintained. As a result of the foregoing, our stockholders may be unable to liquidate their investment for any reason.

The application of the “penny stock” rules to our common stock could limit the trading and liquidity of the common stock, adversely affect the market price of our common stock and increase your transaction costs to sell those shares.

As long as the trading price of our common stock is below $5.00 per share, the open-market trading of our common stock will be subject to the “penny stock” rules, unless we otherwise qualify for an exemption from the “penny stock” definition. The “penny stock” rules impose additional sales practice requirements on certain broker-dealers who sell securities to persons other than established customers and accredited investors (generally those with assets in excess of $1,000,000 (excluding personal residence in accordance with the Dodd-Frank act of 2010) or annual income exceeding $200,000 or $300,000 together with their spouse). These regulations if they apply, require the delivery, prior to any transaction involving a “penny stock,” of a disclosure schedule explaining the “penny stock” market and associated risks. Under these regulations, certain brokers who recommend such securities to persons other than established customers or certain accredited investors must make a special written suitability determination regarding such a purchaser and receive the purchaser’s written agreement to a transaction prior to sale. These regulations may have the effect of limiting the trading activity of our common stock, reducing the liquidity of an investment in our common stock and increasing the transaction costs for sales and purchases of our common stock as compared to other securities.

If we fail to remain current on our reporting requirements with the SEC, we could be removed from the OTC Quotation Board, which would limit the ability of broker dealers to sell our securities and the ability of stockholders to sell their securities in the secondary market.

Companies trading on the OTC Quotation Board generally must be reporting issuers under Section 12 of the Securities Exchange Act of 1934, as amended, and must be current in their reports under Section 13, in order to maintain price quotation privileges on the OTC Quotation Board. More specifically, FINRA has enacted Rule 6530, which determines eligibility of issuers quoted on the OTC Quotation Board by requiring an issuer to be current in its filings with the Commission. Pursuant to Rule 6530(e), if we file our reports late with the Commission three times in a two year period or our securities are removed from the OTC Bulletin Board for failure to timely file twice in a two year period, then we will be ineligible for quotation on the OTC Quotation Board. As a result, the market liquidity for our securities could be severely adversely affected by limiting the ability of broker dealers to sell our securities and the ability of stockholders to sell their securities in the secondary market. As of the date of this filing, we have no late filings reported by FINRA.

Our internal controls may be inadequate which could cause our financial reporting to be unreliable and lead to misinformation being disseminated to the public.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. As defined in Exchange Act Rule 13a-15(f), internal control over financial reporting is a process designed by, or under the supervision of, the principal executive and principal financial officer and effected by the board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Exchange Act Rule includes those policies and procedures that: (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of Creative, and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

We have one individual performing the functions of all officers, and single director. Our sole officer and director has developed internal control procedures and is responsible for monitoring and ensuring compliance with those procedures. Management has determined that our internal controls are, at this time, adequate and effective. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Investors relying upon this misinformation may make an uninformed investment decision.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We currently maintain an executive office 8501 North Scottsdale Road, Suite 165, Scottsdale, Arizona, which consists of approximately 577 square feet. Our monthly rent for this office is $3,500. On January 3, 2013, we signed a sublease with Perigon Companies, LLC, a Delaware limited liability company (“Perigon”), wherein we agreed to sublease 197 square feet to Perigon for $3,500 per month. The sublease is on a month to month basis and terminates 30 days after receipt of written notice by either party.

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

PART II

ITEM 5.                      MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASE OF EQUITY SECURITIES

Market Information

On April 3, 2013, our symbol “BOLC” was deleted from the OTC:QB due to quoting inactivity under SEC Rule 15c2-11 as a result of being dropped by our market maker. As a result, we intend to file for inclusion of our common stock on the Over-the-Counter Quotation Board; however, there can be no assurance that FINRA will approve the inclusion of the common stock. Prior to the date of this report, our common stock was traded under to symbol “BOLC”.

Inclusion on the OTCQB permits price quotations for our shares to be published by that service. Although we have submitted an application to a market maker for the OTCQB, we do not anticipate that our shares will immediately be traded in the public market. Also, secondary trading of our shares may be subject to certain state imposed restrictions. Except for the application we submitted to a market maker for the OTCQB, there are no plans, proposals, arrangements or understandings with any person concerning the development of a trading market in any of our securities. There can be no assurance that our shares will be accepted for trading on the OTCQB or any other recognized trading market. Also, there can be no assurance that a public trading market will develop in the future or, if such a market does develop, that it can be sustained.

Without an active public trading market, a stockholder may not be able to liquidate their shares. If a market does develop, the price for our securities may be highly volatile and may bear no relationship to our actual financial condition or results of operations. Factors we discuss in this report, including the many risks associated with an investment in our securities, may have a significant impact on the market price of our common stock.

The ability of individual stockholders to trade their shares in a particular state may be subject to various rules and regulations of that state. A number of states require that an issuer's securities be registered in their state or appropriately exempted from registration before the securities are permitted to trade in that state. Presently, we have no plans to register our securities in any particular state.

Holders of Common Stock

As of April 15, 2013, we had approximately 92 stockholders of record of the 8,152,456 shares outstanding.  The closing bid stock price on April 15, 2013 was $0.88.

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

Recent Sales of Unregistered Securities

Stock Issuances pursuant to Subscription Agreements

On November 21, 2012, we issued 550,000 common shares, which were sold last quarter to a total of six accredited investors for a total purchase price of $275,000, all of which was paid in cash.

We made the above common stock issuance in reliance upon the exemption from registration under Section 4(2) of the Securities Act for private offerings not involving a public distribution.

Stock Issuance Pursuant to Consulting Services

On December 18, 2012, the Company issued 510,000 shares of restricted common stock valued at $2.50 - $2.65 per share to a total of five consultants as compensation in exchange for services pursuant to their consulting agreements.

We made the above common stock issuance in reliance upon the exemption from registration under Section 4(2) of the Securities Act for private offerings not involving a public distribution.

Stock Issuance Pursuant to Employment Agreement

On December 18, 2012, the Company issued 15,000 shares of restricted common stock to our President and Chief Executive Officer as compensation pursuant to his employment agreement, wherein the corporation is obligated to issue 15,000 shares on a quarterly basis for his executive services.

We made the above common stock issuance in reliance upon the exemption from registration under Section 4(2) of the Securities Act for private offerings not involving a public distribution.

Issuer Purchases of Equity Securities

The Company did not repurchase any of its equity securities during the fourth quarter ended December 31, 2012.

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

RESULTS OF OPERATIONS

Revenue.  During the years ended December 31, 2012 and 2011, we did not generate revenues.

General and Administrative. General and administrative expenses increased $25,263, or 111%, to $47,925 for the fiscal year ended December 31, 2012 from $22,662 for the fiscal year ended December 31, 2011. The increase was as a result of the change in management and different visions for the Company.

Executive Compensation.  Executive compensation decreased $88,150, or 36%, to $154,776 in the fiscal year ended December 31, 2012 from $242,926 for the fiscal year ended December 31, 2011. The decrease in executive compensation was the result of the renegotiated employment agreement with Robertson Orr.

Research and Development.  Research and development expenses decreased $13,980, or 23% to 45,550 in the fiscal year ended December 31, 2012 from $59,530 for the fiscal year ended December 31, 2011. The decrease in research and development was due primarily to spending less on the development of new products.

Professional Fees.  Professional fees decreased $615,310, or 234%, to $878,477 in the fiscal year ended December 31, 2012 from $263,167 for the fiscal year ended December 31, 2011. The increase in professional fees was the result of legal and outside accounting fees incurred.

Interest Expense – Related Party. Interest expense – related party increased $6,585, or 18% to $43,382 in the fiscal year ended December 31, 2012 from $36,797 for the fiscal year ended December 31, 2011. The increase was the result of the additional borrowings during the year.  The most significant increase is due to the loan for $500,000.

Interest Expense. Interest expense decreased $25,402, or 89% to $3,100 in the fiscal year ended December 31, 2012 from $28,502 for the fiscal year ended December 31, 2011. The decrease was the result of less borrowings during the year and expenses related to the conversion of accounts payable.

Net Loss. In the fiscal year ended December 31, 2012, we generated a net loss of $1,173,210, a increase of $519,626, or 80%, from $653,584 for the period ended December 31, 2011. The increase was the result of a change in management and change in the business operations of the Company.

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

Liquidity and Capital Resources

As of December 31, 2012, we had $3,872 in cash, $100,362 in prepaid expenses and $1,166,000 in prepaid stock compensation. The following table provides detailed information about our net cash flow for all financial statement periods presented in this Annual Report. To date, we have financed our operations through the issuance of stock and borrowings.

The following table sets forth a summary of our cash flows for the periods indicated:

	Fiscal Year Ended December 31,
	2012	2011
Net cash used in operating activities	$(367,247)	$(185,364)
Net cash used in investing activities	$(3,500)	$(550)
Net cash provided by financing activities	$373,755	$186,730
Net increase/(decrease) in Cash	$3,008	$816
Cash, beginning of year	$864	$48
Cash, end of year	$3,872	$864

Operating activities

Net cash used in operating activities was $367,247 for the year ended December 31, 2012, as compared to $185,364 used in operating activities for the same period in 2011. The increase in net cash used in operating activities was primarily due to the increase in stock based compensation.

Investing activities

Net cash used in investing activities was $3,500 for the period ended December 31, 2012, as compared to $550 used in investing activities for the same period in 2011. The net cash used in investing activities for the current period was primarily due to development of the website.

Financing activities

Net cash provided by financing activities for the year ended December 31, 2012 was $373,755, as compared to $186,730 for the same period of 2011. The increase of net cash provided by financing activities was mainly attributable to proceeds from borrowing and the sale of unregistered securities through private placements.

As of December 31, 2012, we continue to use traditional and/or debt financing to provide the capital we need to run the business.

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

ITEM 9A (T)              CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our Principal Executive Officer and Principal Financial Officer, Robertson James Orr, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Report. Based on his evaluation, Mr. Orr concluded that our disclosure controls and procedures are not designed at a reasonable assurance level and are not effective to provide reasonable assurance that information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Management has undertaken an assessment of the effectiveness of our internal control over financial reporting based on the framework and criteria established in the Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Based upon this evaluation, management concluded that our internal control over financial reporting was not effective as of December 31, 2012.

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

ITEM 9B.                      OTHER INFORMATION

Subsequent to the year ended December 31, 2012, on April 3, 2013, our symbol “BOLC” was deleted from the OTCQB due to quoting inactivity under SEC Rule 15c2-11 as a result of being dropped by our market maker.

PART III

ITEM 10.                      DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The members of our board of directors serve for one year terms and are elected at the next annual meeting of stockholders, or until their successors have been elected. The officers serve at the pleasure of the board of directors.

Information as to our current directors and executive officers is as follows:

Name	Age	Title	Since
Robertson James Orr	38	President, Secretary, Treasurer, Director	May 12, 2010

Duties, Responsibilities and Experience

Robertson James Orr, has been our President, Treasurer and Secretary since May 12, 2010. Mr. Orr attended Arizona State University and graduated with a BA in Business Management.  In 1998, Mr. Orr assisted in the founding of bluemedia, Inc., a successful large format digital printing company based in Tempe, Arizona.  Mr. Orr led bluemedia to profitability 9 years ago while overseeing the company's sales department and business development, and since then the company has continued to grow by more than 28% annually. In 2005, Mr. Orr and his Partners in bluemedia started a non-traditional ad agency called Blind Society, which is responsible for the direct to consumer marketing efforts of companies like AT&T, K-Swiss, and Activision. In addition to his entrepreneurial successes, Mr. Orr has been involved with supporting numerous local charitable causes through his work with the Boys & Girls Clubs of Phoenix, St. Joseph the Worker, the MDA and the ADA. He is also on the Board of Directors for the Tempe Chamber of Commerce and is active in the Phoenix 40.

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

On March 1, 2012, we renegotiated Mr. Orr’s employment agreement and the annual compensation is $12,000. Mr. Orr has the option to convert the unpaid compensation to shares of common stock at a $1.00 per share. Additionally, he will receive 15,000 shares of common stock per quarter which will be valued based on the fair value of the common stock on the date the shares are earned. Mr. Orr’s employment agreement was renewed on February 1, 2013 under the same terms.

Summary Compensation Table

The table below summarizes the total compensation paid to or earned by our current Executive Officers for the fiscal year ended December 31, 2012.

SUMMARY COMPENSATION TABLE
Name and Principal Positions	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compen-sation ($)	Non-qualified Deferred Compensation Earnings ($)	All Other Compen-sation ($)	Total ($)
Robertson James Orr(1),
President, Secretary,	2012	17,000	-0	126,100(3)	-0	-0	-0	-0	143,100
Treasurer & Director	2011	35,000(2)	-0-	204,000(4)	-0-	-0-	-0-	-0-	239,000

(1)	Mr. Orr was appointed President, Secretary, Treasurer, and Director of the Company on May 12, 2010.
(2)	During the year ended December 31, 2011, our sole Officer and Director earned compensation totaling $35,000 for his role associated as the Company’s officers, of which $26,521 was accrued.
(3)	Amount represents the fair market value of 95,000 shares of common stock issued for services as an employee.
(4)	Amount represents the fair market value of 150,000 shares of common stock issued for services as an employee.

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

Option Grants in Last Fiscal Year

During the years ended December 31, 2012 and 2011, we did not grant any options to our officers and directors.

ITEM 12.                      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information, to the best of our knowledge, about the beneficial ownership of our common stock on April 15, 2013 relating to the beneficial ownership of our common stock by those persons known to beneficially own more than 5% of our capital stock and by our directors and executive officers.  The percentage of beneficial ownership for the following table is based on 8,152,460 shares of common stock outstanding.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and does not necessarily indicate beneficial ownership for any other purpose. Under these rules, beneficial ownership includes those shares of common stock over which the stockholder has sole or shared voting or investment power. It also includes shares of common stock that the stockholder has a right to acquire within 60 days after April 15, 2013 pursuant to options, warrants, conversion privileges or other right. The percentage ownership of the outstanding common stock, however, is based on the assumption, expressly required by the rules of the Securities and Exchange Commission, that only the person or entity whose ownership is being reported has converted options or warrants into shares of our common stock.

Security Ownership of Management, Directors and Certain Beneficial Owners
Title of Class	Name of Beneficial Owner(1)	Number Of Shares	Percent Beneficially Owned
Common	Robertson James Orr – Sole Officer and Director(2)	386,327	4.7%
Common	Envision Growth Partners, LLC(3)	604,500	7.5%
Common	All Directors, Officers and Principal Stockholders as a Group	990,827	12.2%

(1)
As used in this table, “beneficial ownership” means the sole or shared power to vote, or to direct the voting of, a security, or the sole or shared investment power with respect to Common Stock (i.e., the power to dispose of, or to direct the disposition of, a security).

(2)	Robertson James Orr is a natural person directly holding 100% voting power over the shares. Mr. Orr’s address is located at 312 West Macaw Drive, Chandler, AZ 85255.
(3)	Envision Growth Partners, LLC is owned 100% by Joshua Allred. The address is located at PO Box 722, Mesa, AZ 85211.

Changes in Control

There are no arrangements, known to the Company, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change in control of the Company.

ITEM 13.                      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPNDENCE

Transactions with Related Persons

As of December 31, 2012, the Company had a note payable totaling $500,000 due to a stockholder of the Company. The note payable is unsecured and due February 2014.

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

Audit and Non-Audit Fees

The following table sets forth the fees paid or accrued by us for the audit and other services provided by De Joya Griffith, LLC for the audit of our annual financial statements for the years ended December 31, 2012 and December 31, 2011:

	Fiscal Year Ended December 31, 2012	Fiscal Year Ended December 31, 2011

Audit Fees(1)	$18,000	$19,000
Audit-Related Fees	$-	-
Tax Fees	$-	-
All Other Fees	$-	-
Total	$18,000	$19,000

(1)	Audit Fees: This category represents fees for professional services provided in connection with the audit of our financial statements and review of our quarterly financial statements.

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

Not applicable.

ITEM 15.                      EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	We have filed the following documents as part of this Annual Report on Form 10-K:

1.	The financial statements listed in the "Index to Consolidated Financial Statements" on page 33 are filed as part of this report.
2.	Financial statement schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.
3.	Exhibits included or incorporated herein: See index to Exhibits.
Exhibit Index
Incorporated by reference
Exhibit Number	Exhibit Description	Filed herewith	Form	Period ending	Exhibit	Filing date
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act	X
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act	X
101.INS**	XBRL Instance Document	X
101.SCG**	XBRL Taxonomy Extension Schema	X
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase	X
101.LAB**	XBRL Taxonomy Extension Label Linkbase	X
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase	X
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

By:/S/ Robertson James Orr
Robertson James Orr, President

Date: April 16, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ Robertson James Orr	Chairman of the Board of Directors,	April 16, 2013
Robertson James Orr	Chief Executive Officer (Principal Executive Officer)
and Principal Financial Officer

BOLLENTE COMPANIES INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

Office Locations
 Las Vegas, NV
  New York, NY
    Pune, India
  Beijing, China
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Bollente Companies, Inc.

We have audited the accompanying balance sheets of Bollente Companies, Inc. (A Development Stage Company) (the "Company") as of December 31, 2012 and 2011 and the related statements of operations, stockholders’ equity (deficit), and cash flows for the years ended December 31, 2012 and 201, and for the periods from inception (March 8, 2008) to December 31, 2012. Bollente Companies, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over the financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Bollente Companies, Inc.(A Development Stage Company) as of December 31, 2012 and 2011, and the result of its operations and its cash flows for the years ended December 31, 2012 and 2011, and for the periods from inception (March 8, 2008) to December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations, which raise substantial doubt about its ability to continue as a going concern. Management’s plans regarding these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ De Joya Griffith, LLC
Henderson, Nevada
April 11, 2013

De Joya Griffith, LLC ● 2580 Anthem Village Dr. ● Henderson, NV ● 89052
Telephone (702) 563-1600 ● Facsimile (702) 920-8049
www.dejoyagriffith.com

BOLLENTE COMPANIES, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS
(audited)

	December 31,	December 31,
	2012	2011

ASSETS

Current assets:
Cash	$3,872	$864
Prepaid expenses	100,362	163
Prepaid stock compensation	1,166,000	369,375
Total current assets	1,270,234	370,402

Other assets:
Deferred financing cost, net	-	1,980
Security deposits	1,500	1,500
Trademarks	550	550
Website	3,500	-
Total other assets	5,550	4,030

Total assets	$1,275,784	$374,432

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
Accounts payable	$28,941	$66,103
Accrued salaries - related party	9,169	26,521
Accrued payroll taxes	11,891	3,060
Notes payable - related party	450	250
Accrued interest payable	621	-
Accrued interest payable - related party	5,153	3,284
Line of credit - related party	17,936	51,881
Notes payable	42,010	41,110
Total current liabilities	116,171	192,209

Long-term liabilities:
Notes payable - related party	500,000	500,000
Total long-term liabilities	500,000	500,000

Total liabilities	616,171	692,209

Stockholders' equity (deficit):
Preferred stock, $0.001 par value, 10,000,000 shares
authorized, no shares issued and outstanding
as of December 31, 2012 and December 31, 2011, respectively	-	-
Common stock, $0.001 par value, 100,000,000 shares
authorized, 8,152,456 and 6,497,456 shares issued and outstanding
as of December 31, 2012 and December 31, 2011, respectively	8,153	6,498
Additional paid-in capital	3,916,077	1,610,632
Subscriptions payable	7,500	164,000
Deficit accumulated during development stage	(3,272,117)	(2,098,907)
Total stockholders' equity (deficit)	659,613	(317,777)

Total liabilities and stockholders' equity (deficit)	$1,275,784	$374,432

See accompanying notes to consolidated financial statements.

BOLLENTE COMPANIES, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS
(audited)

			Inception
			(March 7, 2008)
	For the years ended		to
	December 31,		December 31,
	2012	2011	2012

Revenue	$-	$-	$-

Operating expenses:
General and administrative	47,925	22,662	126,895
Executive compensation	154,776	242,926	397,702
Product development - related party	-	-	336,014
Research and development	45,550	59,530	105,080
Professional fees	878,477	263,167	2,193,772

Total operating expenses	1,126,728	588,285	3,159,463

Other expenses:
Interest expense - related party	(43,382)	(36,797)	(81,052)
Interest expense	(3,100)	(28,502)	(31,602)

Total other expenses	(46,482)	(65,299)	(112,654)

Net loss	$(1,173,210)	$(653,584)	$(3,272,117)

Net loss per common share - basic	$(0.17)	$(0.17)

Weighted average number of common shares	6,789,145	3,917,125
outstanding - basic

See accompanying notes to consolidated financial statements.

BOLLENTE COMPANIES, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
(audited)

								Deficit
								Accumulated
					Additional			During	Total
	Preferred Shares		Common Shares		Paid-In	Subscriptions	Subscriptions	Development	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Receivable	Payable	Stage	Equity (Deficit)
March 7, 2008
Issuance of common stock for cash on organization of the Company	-	$-	150,000	150	7,350	-	-	-	7,500

March 14, 2008
Issuance of common stock for professional fees			20,000	20	9,980				10,000

September 30, 2008
Issuance of common stock for cash, net offering costs			110,000	110	49,890	(500)			49,500

Net loss								(77,464)	(77,464)

Balance, December 31, 2008	-	$-	280,000	280	67,220	(500)	-	(77,464)	(10,464)

March 4, 2009
Donated capital					1,000				1,000

October 27, 2009
Issuance of common stock for cash			16,762	17	214,515				214,532

November 2, 2009
Cash received for sale of common stock							50,000		50,000

December 17, 2009
Cash received for sale of common stock							30,000		30,000

December 31, 2009
Expenses paid for by an officer of the Company					2,555				2,555

Net loss								(346,637)	(346,637)

Balance, December 31, 2009	-	$-	296,762	297	285,290	(500)	80,000	(424,101)	(59,014)

February 9, 2010
Issuance of common stock for services			10,000	10	194,990				195,000

February 28, 2010
Donated capital					3,555				3,555

March 3, 2010
Issuance of warrants for services					308,176				308,176

March 22, 2010
Issuance of common stock for services			1,000	1	14,999				15,000

May 5, 2010
Issuance of common stock for cash			11,967	12	122,988	500	(80,000)		43,500

June 9, 2010
Issuance of common stock for services			35,000	35	174,965				175,000

June 17, 2010
Issuance of common stock for services			20,000	20	79,980				80,000

July 1, 2010
Shares issuable for services							25,000		25,000

October 1, 2010
Shares issuable for services							25,000		25,000

December 31, 2010
Recapitalization for merger with Bollente, Inc.					34,275				34,275

Net loss								(1,021,222)	(1,021,222)

Balance, December 31, 2010	-	$-	374,729	375	1,219,218	-	50,000	(1,445,323)	(175,730)

February 17, 2011
Issuance to settle accounts payable			250,000	250	137,250				137,500

February 24, 2011
Deemed distribution					(516,563)				(516,563)

May 1, 2011
Issuance for employment agreement			50,000	50	39,950				40,000

May 16, 2011
Recapitalization for merger with Bollente, Inc.			4,707,727	4,708	(4,708)				-

June 21, 2011
Issuance for consulting services			375,000	375	299,625				300,000

September 30, 2011
Issuance for cash			400,000	400	99,600				100,000

September 30, 2011
Issuance for subscriptions payable			10,000	10	49,990		(50,000)		-

September 30, 2011
Issuance for enticement related to note payable			30,000	30	6,570		-		6,600

November 17, 2011
Issuance for consulting services			100,000	100	149,900				150,000

November 30, 2011
Shares issuable for employment agreement							164,000		164,000

December 31, 2011
Issuance for cash			100,000	100	24,900				25,000

December 31, 2011
Issuance for consulting services			100,000	100	104,900				105,000

Net loss								(653,584)	(653,584)

Balance, December 31, 2011	-	$-	6,497,456	6,498	1,610,632	-	164,000	(2,098,907)	(317,777)

February 29, 2012
Shares issuable for employment agreement			-	-	-		50,500		50,500

March 19, 2012
Issuance for subscriptions payable			150,000	150	214,350		(214,500)		-

March 31, 2012
Issuance for cash			50,000	50	24,950				25,000

April 30, 2012
Issuance for cash			120,000	120	59,880				60,000

May 29, 2012
Issuance for consulting services			120,000	120	191,880				192,000

May 31, 2012
Issuance for cash			30,000	30	14,970				15,000

May 31, 2012
Shares issuable for employment agreement			-	-	-		24,000		24,000

August 31, 2012
Issuance for cash			50,000	50	24,950				25,000

August 31, 2012
Shares issuable for employment agreement			-	-	-		28,350		28,350

September 28, 2012
Issuance for consulting services			30,000	30	74,970				75,000

September 28, 2012
Issuance for subscriptions payable			30,000	30	52,320		(52,350)		-

October 31, 2012
Issuance for consulting services			10,000	10	24,990				25,000

October 31, 2012
Issuance for cash			550,000	550	274,450				275,000

November 30, 2012
Issuance for consulting services			500,000	500	1,324,500				1,325,000

November 30, 2012
Issuance for employment agreement			15,000	15	23,235				23,250

December 31, 2012
Shares issuable for cash							7,500		7,500

Net loss								(1,173,210)	(1,173,210)

Balance, December 31, 2012	-	$-	8,152,456	$8,153	$3,916,077	$-	$7,500	$(3,272,117)	$659,613

See accompanying notes to consolidated financial statements.

BOLLENTE COMPANIES, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(audited)

			Inception
			(March 7, 2008)
	For the years ended		to
	December 31,		December 31,
	2012	2011	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,173,210)	$(653,584)	$(3,272,117)
Adjustments to reconcile net loss
to net cash used in operating activities:
Shares issued for services	267,000	204,000	317,000
Shares issued for employment agreement	126,100	185,625	330,100
Shares issued for prepaid stock compensation and expensed in the current year	553,375	-	1,214,000
Warrants issued for services	-	-	308,176
Write-off of inventory deposit	-	-	21,000
Non-cash financing cost	-	21,781	22,056
Amortization of deferred financing cost	1,980	4,620	6,600
Amortization of debt discount	900	2,100	3,000
Changes in operating assets and liabilities:
(Increase) in prepaid expenses	(100,199)	(163)	(107,362)
Decrease in other receivables	-	-	(14,000)
(Increase) in security deposits	-	(1,500)	(1,500)
Increase (decrease) in accounts payable	(37,162)	19,490	113,519
Increase in accounts payable - related party	-	-	343
Increase (decrease) in accrued salaries - related party	(17,352)	26,521	9,169
Increase in accrued payroll taxes	8,831	3,060	11,891
Increase in deferred revenue	-	-	14,235
Increase in accrued interest payable	621	-	621
Increase in accrued interest payable - related party	1,869	2,686	5,153

Net cash used in operating activities	(367,247)	(185,364)	(1,018,116)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase trademarks	-	(550)	(550)
Purchase website costs	(3,500)	-	(3,500)
Payments for due from related party	-	-	(44,372)
Repayments from due from related party	-	-	40,000

Net cash used in investing activities	(3,500)	(550)	(8,422)

CASH FLOWS FROM FINANCING ACTIVITIES
Bank overdraft	-	(81)	-
Proceeds from notes payable - related party	200	1,050	14,122
Repayments of notes payable - related party	-	(1,550)	(1,550)
Proceeds from line of credit - related party	26,500	41,950	85,270
Repayments of line of credit - related party	(60,445)	(6,889)	(67,334)
Proceeds from notes payable	-	30,000	41,760
Repayments for notes payable	-	(2,750)	(2,750)
Proceeds from sale of common stock, net of offering costs	407,500	125,000	953,782
Donated capital	-	-	7,110

Net cash provided by financing activities	373,755	186,730	1,030,410

NET CHANGE IN CASH	3,008	816	3,872

CASH AT BEGINNING OF YEAR	864	48	-

CASH AT END OF YEAR	$3,872	$864	$3,872

SUPPLEMENTAL INFORMATION:
Interest paid	$41,111	$-	$75,497
Income taxes paid	$-	$-	$-

Non-cash investing and financing activities:
Reclass accounts payable related party to accounts payable	$-	$343	$343
Reclass notes payable related party to notes payable	$-	$11,760	$11,760
Shares issued as settlement of accounts payable	$-	$115,718	$115,718
Shares issued for prepaid stock compensation	$1,350,000	$369,375	$1,719,375
Warrants issued for services	$-	$-	$308,176
Deemed distribution to majority shareholder	$-	$(516,563)	$(516,563)
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

Nature of operations
The Company’s business model is to add to existing business by expanding operations in the green and clean-tech sectors. The company has prepaid inventory involving the fulfillment of purchase orders for natural resources harvested in Peru, and will continue to explore opportunities in this sector.  During the year ended December 31, 2010, the Company started to explore the consumer products industry with a focus on products and services that feature superior cost/benefit to the end user while achieving greater efficiencies with regard to residential and commercial utility usage and operating costs. Management expects the Company will realize a material increase revenues and improved operating margins upon entry into the market with new, proprietary technologies and services.

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

Fair value of financial instruments
Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2012 and 2011. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, prepaid expenses and accounts payable. Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

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

Advertising Costs
Advertising costs are anticipated to be expensed as incurred; however there were no advertising costs included in general and administrative expenses for the years ended December 31, 2012 and 2011.

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

BOLLENTE COMPANIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Income taxes (continued)
The Company applies a more-likely-than-not recognition threshold for all tax uncertainties. ASC Topic 740 only allows the recognition of those tax benefits that have a greater than fifty percent likelihood of being sustained upon examination by the taxing authorities. As of December 31, 2012 and 2011, the Company reviewed its tax positions and determined there were no outstanding, or retroactive tax positions with less than a 50% likelihood of being sustained upon examination by the taxing authorities, therefore this standard has not had a material affect on the Company.

The Company does not anticipate any significant changes to its total unrecognized tax benefits within the next 12 months.

The Company classifies tax-related penalties and net interest as income tax expense. As of December 31, 2012 and 2011, no income tax expense has been incurred.

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

Recent pronouncements
The Company has evaluated the recent accounting pronouncements through March 2013 and believes that none of them will have a material effect on the company’s financial statements.

BOLLENTE COMPANIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. As noted above, the Company is in the development stage and, accordingly, has not yet generated revenues from operations. Since its inception, the Company has been engaged substantially in financing activities and developing its business plan and incurring start up costs and expenses. As a result, the Company incurred accumulated net losses from Inception (March 7, 2008) through the period ended December 31, 2012 of ($3,272,117). In addition, the Company’s development activities since inception have been financially sustained through debt and equity financing.

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

BOLLENTE COMPANIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 – WEBSITE

Website consists of the following at:

	December 31, 2012	December 31, 2011

Website	$3,500	$-

Less: Accumulated amortization	-	-

Website, net	$3,500	$-

Amortization expense for the years ended December 31, 2012 and 2011 was $0 and $0, respectively.

 NOTE 5 – NOTES PAYABLE – RELATED PARTIES

Notes payable consist of the following at:

	December 31, 2012	December 31, 2011

Note payable to an officer, director and shareholder, unsecured, 0% interest, due upon demand	$450	$250

Notes Payable – Current	$450	$250

	December 31, 2012	December 31, 2011
Line of credit for up to $150,000, from a shareholder, unsecured, 5% interest, due December 2012	$17,936	$51,881

Line of credit – Current	$17,936	$51,881

Interest expense for the years ended December 31, 2012 and 2011 was $2,714 and $2,013, respectively.

BOLLENTE COMPANIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 –NOTES PAYABLE

Notes payable consist of the following at:
	December 31, 2012	December 31, 2011
Note payable to an entity owned and controlled by a former officer and director of the Company, unsecured, 0% interest, due upon demand	$9,400	$9,400

Note payable to a former officer, director and shareholder, unsecured, 0% interest, due upon demand	160	160

Note payable to an entity owned and controlled by a former officer and director of the Company, unsecured, 10% interest, due July 2010, in default as of September 30, 2012	800	800

Note payable to an entity owned and controlled by a former officer and director of the Company, unsecured, 10% interest, due August 2010, in default as of September 30, 2012	1,400	1,400

Note payable to an unrelated third party, unsecured, $3,000 in debt discount, due May 2012, in default as of September 30, 2012	30,250	30,250

Unamortized debt discount	-	(900)

Notes Payable – Current	$42,010	$41,110

Interest expense, including the amortization of the debt discount and the amortization of the deferred financing cost for the years ended December 31, 2012 and 2011 was $3,100 and $6,940, respectively.

NOTE 7 – LONG TERM NOTES PAYABLE – RELATED PARTY

Notes payable consists of the following at:

	December 31, 2012	December 31, 2011
Note payable with a shareholder, unsecured, 5% interest, due February 2014	$500,000	$500,000

Notes Payable – Long Term	$500,000	$500,000

Interest expense for the years ended December 31, 2012 and 2011 was $40,667 and $34,556, respectively.

NOTE 8 – STOCKHOLDERS’ EQUITY (DEFICIT)

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

NOTE 8 – STOCKHOLDERS’ EQUITY (DEFICIT) (CONTINUED)

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

NOTE 8 – STOCKHOLDERS’ EQUITY (DEFICIT) (CONTINUED)

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

NOTE 8 – STOCKHOLDERS’ EQUITY (DEFICIT) (CONTINUED)

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

On August 31, 2012, the Company recorded a stock payable totaling $38,350 for 15,000 shares of common stock owed to an officer, director and shareholder of the Company as part of his employment agreement.  The shares were valued according to the fair value of the common stock as of August 31, 2012.  The shares were issued on September 28, 2012 and the balance in stock payable was reduced to $0.

On September 28, 2012, the Company issued 30,000 shares of common stock to consultant as a bonus which was part of his consulting agreement.  The shares were valued according to the fair value of the common stock as of September 28, 2012.

On October 1, 2012, the Company issued 100,000 shares of common stock issued as part of a consulting agreement totaling $25,000.  The shares were valued according to the fair value of the common stock.

During the month ended October 31, 2012, the Company sold 550,000 shares of common stock to several investors for cash totaling $275,000.

During the month ended November 30, 2012, the Company issued a total of 500,000 shares of common stock as part of a consulting agreements totaling $1,325,000.  The shares were valued according to the fair value of the common stock.  The value of the shares was recorded as prepaid expense and will be amortized over one year which is the related service period of the respective agreements.  For the year ended December 31, 2012, the Company expensed $159,000 as professional fees with a remaining prepaid expense amount totaling $1,166,000 at December 31, 2012.

On November 30, 2012, the Company issued 15,000 shares of common stock to an officer, director and shareholder of the Company as part of his employment agreement.  The shares were valued according to the fair value of the common stock as of November 30, 2012.

During the month ended December 31, 2012, the Company sold 15,000 shares of common stock to an investor for cash totaling $7,500.  As of the date of this filing, the shares have not been issued and are recorded to stock payable.

BOLLENTE COMPANIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 – WARRANTS

The following is a summary of the status of all of the Company’s stock warrants as of December 31, 2012 and 2011 and changes during the years ended on that date:

	Number of Warrants	Weighted-Average Exercise Price
Outstanding at January 1, 2011	20,000	$15.50
Granted	-	$0.00
Exercised	-	$0.00
Cancelled	-	$0.00
Outstanding at December 31, 2011	20,000	$15.50
Granted	-	$0.00
Exercised	-	$0.00
Cancelled	-	$0.00
Outstanding at December 31, 2012	20,000	$15.50
Warrants exercisable at December 31, 2012	20,000	$15.50
Warrants exercisable at December 31, 2011	20,000	$15.50

The following table summarizes information about stock warrants outstanding and exercisable at December 31, 2012:

	STOCK WARRANTS OUTSTANDING AND EXERCISABLE
Exercise Price	Number of Warrants Outstanding	Weighted-Average Remaining Contractual Life in Years	Weighted- Average Exercise Price
$15.50	20,000	0.17	$15.50

NOTE 10 – INCOME TAXES

At December 31, 2012 and 2011, the Company had a federal operating loss carryforward of $1,071,185 and $847,330, which begins to expire in 2028.

Components of net deferred tax assets, including a valuation allowance, are as follows at December 31, 2012 and 2011:

	2012	2011
Deferred tax assets:
Net operating loss carryforward	$374,915	$296,566
Total deferred tax assets	374,915	296,566
Less: Valuation allowance	(374,915)	(296,566)
Net deferred tax assets	$-	$-

BOLLENTE COMPANIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 – INCOME TAXES (CONTINUED)

The valuation allowance for deferred tax assets as of December 31, 2012 and 2011 was $374,915 and $296,566, respectively, which will begin to expire 2028.  In assessing the recovery of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in the periods in which those temporary differences become deductible.  Management considers the scheduled reversals of future deferred tax assets, projected future taxable income, and tax planning strategies in making this assessment.  As a result, management determined it was more likely than not the deferred tax assets would not be realized as of December 31, 2012 and 2011 and maintained a full valuation allowance.

Reconciliation between the statutory rate and the effective tax rate is as follows at December 31, 2012 and 2011:

	2012	2011
Federal statutory rate	(35.0)%	(35.0)%
State taxes, net of federal benefit	(0.00)%	(0.00)%
Change in valuation allowance	35.0%	35.0%
Effective tax rate	0.0%	0.0%

NOTE 11 – AGREEMENTS

Lease Agreement
On January 3, 2011, the Company executed a sublease agreement with Perigon Companies, LLC, a related party.  The lease term is month to month at a rate of $1,500 per month.  The Company paid a refundable security deposit of $1,500.  During January 2012, the Company renegotiated its sublease agreement with Perigon Companies, LLC for a period of one year at a rate of $3,500 per month.  Rent expense for the year ended December 31, 2012 was $42,000.

Employment Agreement
Effective March 1, 2012, the Company entered into an amended employment agreement with the President of the Company.  The officer will receive annual compensation of $12,000 due monthly.  Additionally, the Company will issue 15,000 shares of common stock per quarter starting from the three months ended May 31, 2012.  Compensation expense for the years ended December 31, 2012 and 2011 was $143,100 and $239,000.

Consulting Agreements
On June 3, 2010, the Company executed a consulting and financial advisory agreement with an entity to assist the Company with financial and management consulting services.  The Company agreed to issue 15,000 shares of common stock upon execution of the agreement.  The agreement expires on December 2, 2010.  On June 25, 2010, the Company issued 15,000 shares.  Additionally, the Company agreed to a fixed quarterly fee of 5,000 shares of common stock which will be due on July 1, 2010 and October 1, 2010.  As of September 30, 2011, the Company issued 10,000 shares of common stock and reduced the subscriptions payable.

NOTE 12 – RELATED PARTY TRANSACTIONS

As of December 31, 2012, the Company had notes payable with related parties.  See Note 5 – Notes Payable – Related Parties.

As of December 31, 2011, the Company had accounts payable totaling $343 due to an entity that is owned and controlled by a former officer, director and shareholder of the Company.