Form 10-Q
period 2013-03-31
Bollente Companies Inc.
filed 2013-05-20
CIK 1429393

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-54219

BOLLENTE COMPANIES INC.
(Exact name of registrant as specified in its charter)

Nevada	26-2137574
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Gainey Center II
8501 North Scottsdale Road, Suite 165
Scottsdale, Arizona	85253
(Address of principal executive offices)	(Zip Code)

(480) 275-7572
(Registrant’s telephone number, including area code)

Copies of Communication to:
Stoecklein Law Group, LLP.
Columbia Center
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
Yes ☐     No ☒

The number of shares of Common Stock, $0.001 par value, outstanding on May 17, 2013, was 8,152,456 shares.

BOLLENTE COMPANIES INC.
QUARTERLY PERIOD ENDED MARCH 31, 2013

BOLLENTE COMPANIES, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS
(unaudited)

	March 31,	December 31,
	2013	2012

ASSETS

Current assets:
Cash	$120	$3,872
Prepaid expenses	-	100,362
Prepaid stock compensation	834,750	1,166,000
Total current assets	834,870	1,270,234

Other assets:
Security deposits	1,500	1,500
Trademarks	550	550
Website	3,500	3,500
Total other assets	5,550	5,550

Total assets	$840,420	$1,275,784

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$43,207	$28,941
Accrued salaries - related party	12,169	9,169
Accrued payroll taxes	11,891	11,891
Notes payable - related party	500,450	450
Accrued interest payable	675	621
Accrued interest payable - related party	15,359	5,153
Line of credit - related party	28,436	17,936
Notes payable	42,010	42,010
Total current liabilities	654,197	116,171

Long-term liabilities:
Notes payable - related party	-	500,000
Total long-term liabilities	-	500,000

Total liabilities	654,197	616,171

Stockholders' equity:
Preferred stock, $0.001 par value, 10,000,000 shares
authorized, no shares issued and outstanding
as of March 31, 2013 and December 31, 2012, respectively	-	-
Common stock, $0.001 par value, 100,000,000 shares
authorized, 8,152,456 and 8,152,456 shares issued and outstanding
as of March 31, 2013 and December 31, 2012, respectively	8,153	8,153
Additional paid-in capital	3,916,077	3,916,077
Subscriptions payable	43,250	7,500
Deficit accumulated during development stage	(3,781,257)	(3,272,117)
Total stockholders' equity	186,223	659,613

Total liabilities and stockholders' equity	$840,420	$1,275,784

See accompanying notes to consolidated financial statements.

BOLLENTE COMPANIES, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

			Inception
			(March 7, 2008)
	For the three months ended		to
	March 31,		March 31,
	2013	2012	2013

Revenue	$-	$-	$-

Operating expenses:
General and administrative	11,230	11,783	138,125
Executive compensation	29,271	74,909	426,973
Product development - related party	-	-	336,014
Research and development	103,080	2,913	208,160
Professional fees	355,214	159,365	2,548,986

Total operating expenses	498,795	248,970	3,658,258

Other expenses:
Interest expense - related party	(10,206)	(10,790)	(91,258)
Interest expense	(139)	(1,975)	(31,741)

Total other expenses	(10,345)	(12,765)	(122,999)

Net loss	$(509,140)	$(261,735)	$(3,781,257)

Net loss per common share - basic	$(0.06)	$(0.04)

Weighted average number of common shares	8,152,456	6,529,012
outstanding - basic

See accompanying notes to consolidated financial statements.

BOLLENTE COMPANIES, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

			Inception
			(March 7, 2008)
	For the three months ended		to
	March 31,		March 31,
	2013	2012	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(509,140)	$(261,735)	$(3,781,257)
Adjustments to reconcile net loss
to net cash used in operating activities:
Shares issued for services	340,750	-	657,750
Shares issued for employment agreement	26,250	50,500	356,350
Shares issued for prepaid stock compensation	-	138,750	1,214,000
Warrants issued for services	-	-	308,176
Write-off of inventory deposit	-	-	21,000
Non-cash financing cost	-	-	22,056
Amortization of deferred financing cost	-	1,320	6,600
Amortization of debt discount	-	600	3,000
Changes in operating assets and liabilities:
(Increase) decrease in prepaid expenses	100,362	-	(7,000)
Decrease in other receivables	-	-	(14,000)
(Increase) in security deposits	-	-	(1,500)
Increase in accounts payable	14,266	862	127,785
Increase in accounts payable - related party	-	-	343
Increase in accrued salaries - related party	3,000	8,000	12,169
Increase in accrued payroll taxes	-	16,409	11,891
Increase in deferred revenue	-	-	14,235
Increase in accrued interest payable	54	55	675
Increase in accrued interest payable - related party	10,206	10,789	15,359

Net cash used in operating activities	(14,252)	(34,450)	(1,032,368)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase trademarks	-	-	(550)
Purchase website costs	-	-	(3,500)
Payments for due from related party	-	-	(44,372)
Repayments from due from related party	-	-	40,000

Net cash used in investing activities	-	-	(8,422)

CASH FLOWS FROM FINANCING ACTIVITIES
Bank overdraft	-	-	-
Proceeds from notes payable - related party	-	200	14,122
Repayments of notes payable - related party	-	-	(1,550)
Proceeds from line of credit - related party	10,500	5,500	95,770
Repayments of line of credit - related party	-	-	(67,334)
Proceeds from notes payable	-	-	41,760
Repayments for notes payable	-	-	(2,750)
Proceeds from sale of common stock, net of offering costs	-	35,000	953,782
Donated capital	-	-	7,110

Net cash provided by financing activities	10,500	40,700	1,040,910

NET CHANGE IN CASH	(3,752)	6,250	120

CASH AT BEGINNING OF YEAR	3,872	864	-

CASH AT END OF YEAR	$120	$7,114	$120

SUPPLEMENTAL INFORMATION:
Interest paid	$-	$-	$75,497
Income taxes paid	$-	$-	$-

Non-cash investing and financing activities:
Reclass accounts payable related party to accounts payable	$-	$-	$343
Reclass notes payable related party to notes payable	$-	$-	$11,760
Shares issued as settlement of accounts payable	$-	$-	$115,718
Shares issued for prepaid stock compensation	$-	$-	$1,719,375
Warrants issued for services	$-	$-	$308,176
Deemed distribution to majority shareholder	$-	$-	$(516,563)

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

These statements reflect all adjustments, consisting of normal recurring adjustments, which in the opinion of management, are necessary for a fair presentation of the information contained therein. It is suggested that these interim financial statements be read in conjunction with the financial statements of the Company for the years ended December 31, 2012 and 2011 and notes thereto included in the Company’s 10-K annual report. The Company follows the same accounting policies in the preparation of interim reports.

Results of operations for the interim period are not indicative of annual results.

Principles of consolidation
The consolidated financial statements include the accounts of Bollente Companies, Inc. and its wholly owned subsidiaries. On May 16, 2010, the Company acquired 100% of the outstanding stock of Bollente, Inc.  On the date of acquisition, Bollente, Inc. was 2.78% owned and controlled 100% by Robertson J. Orr, a majority shareholder, officer and director of Bollente Companies, Inc. and the acquisition was accounted for by means of a pooling of the entities from the date of inception of Bollente Companies, Inc. on March 7, 2008 because the entities were under common control. All significant inter-company transactions and balances have been eliminated.

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

Fair value of financial instruments
Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of March 31, 2013. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, prepaid expenses and accounts payable. Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

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

Recent pronouncements
The Company has evaluated recent accounting pronouncements through May 2013 and believes that none of them will have a material effect on the Company’s financial statements.

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. As noted above, the Company is in the development stage and, accordingly, has not yet generated revenues from operations. Since its inception, the Company has been engaged substantially in financing activities and developing its business plan and incurring start up costs and expenses. As a result, the Company incurred accumulated net losses from Inception (March 7, 2008) through the period ended March 31, 2013 of ($3,781,257). In addition, the Company’s development activities since inception have been financially sustained through debt and equity financing.

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

NOTE 3 – PREPAID STOCK COMPENSATION

During the month ended November 30, 2012, the Company issued a total of 500,000 shares of common stock as part of a consulting agreements totaling $1,325,000.  The shares were valued according to the fair value of the common stock.  The value of the shares was recorded as prepaid expense and is being amortized over one year which is the related service period of the respective agreements.  For the quarter ended March 31, 2013, the Company expensed $331,250 as professional fees with a remaining prepaid expense amount totaling $834,750 at March 31, 2013. The balance at December 31, 2012 was $1,166,000.

NOTE 4 – WEBSITE

Website consists of the following at:

	March 31, 2013	December 31, 2012

Website	$ 3,500	$ 3,500

Less: Accumulated amortization	-	-

Website, net	$ 3,500	$ 3,500

Amortization expense for the three months ended March 31, 2013 and 2012 was $0 and $0, respectively.

BOLLENTE COMPANIES INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 – NOTES PAYABLE – RELATED PARTY

Notes payable consist of the following at:

	March 31, 2013	December 31, 2012

Note payable to an officer, director and shareholder, unsecured, 0% interest, due upon demand	$ 450	$ 450

Note payable with a shareholder, unsecured, 5% interest, due February 2014	500,000	-

Notes Payable – Current	$ 500,450	$ 450

	March 31, 2013	December 31, 2012
Line of credit for up to $150,000, from a shareholder, unsecured, 5% interest, due December 2013	$ 28,436	$ 17,936

Line of credit – Current	$ 28,436	$ 17,936

During the three months ended March 31, 2013, the note payable was reclassified to current liabilities from long term liabilities.

Interest expense for the three months ended March 31, 2013 and 2012 was $10,206 and $678, respectively.

BOLLENTE COMPANIES INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 – NOTES PAYABLE

	March 31, 2013	December 31, 2012
Note payable to an entity owned and controlled by a former officer and director of the Company, unsecured, 0% interest, due upon demand	$ 9,400	$ 9,400

Note payable to a former officer, director and shareholder, unsecured, 0% interest, due upon demand	160	160

Note payable to an entity owned and controlled by a former officer and director of the Company, unsecured, 10% interest, due July 2010, in default as of March 31, 2013	800	800

Note payable to an entity owned and controlled by a former officer and director of the Company, unsecured, 10% interest, due August 2010, in default as of March 31, 2013	1,400	1,400

Note payable to an unrelated third party, unsecured, due May 2012, in default as of March 31, 2013	30,250	30,250

Unamortized debt discount	-	-

Notes Payable – Current	$ 42,010	$ 42,010

Interest expense, including the amortization of the debt discount and the amortization of the deferred financing cost for the three months ended March 31, 2013 and 2012 was $139 and $1,975, respectively.

NOTE 7 – LONG TERM NOTES PAYABLE – RELATED PARTY

Notes payable consists of the following at:

	March 31, 2013	December 31, 2012
Note payable with a shareholder, unsecured, 5% interest, due February 2014	$ -	$ 500,000

Notes Payable – Long Term	$ -	$ 500,000

During the three months ended March 31, 2013, the note payable was reclassified to current liabilities.

Interest expense for the three months ended March 31, 2013 and 2012 was $0 and $10,112, respectively.

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

Common Stock
During the three months ended March 31, 2013 the Company entered into the following transactions to issue common stock:

On February 28, 2013, the Company recorded a stock payable totaling $26,250 for 15,000 shares of common stock owed to an officer, director and shareholder of the Company as part of his employment agreement.  The shares were valued according to the fair value of the common stock as of February 28, 2013.  As of the date of this filing, the shares have not been issued and are included in subscriptions payable.

On March 31, 2013, the Company recorded a stock payable totaling $9,500 for 10,000 shares of common stock owed to a consultant as part of his consulting agreement.  The shares were valued according to the fair value of the common stock as of March 31, 2013.  As of the date of this filing, the shares have not been issued and are included in subscriptions payable.

NOTE 9 – WARRANTS

The following is a summary of the status of all of the Company’s stock warrants as of March 31, 2013 and changes during the three months ended on that date:

	Number of Warrants	Weighted-Average Exercise Price
Outstanding at January 1, 2013	20,000	$ 15.50
Granted	-	$ 0.00
Exercised	-	$ 0.00
Expired	(20,000)	$ 15.50
Outstanding at March 31, 2013	-	$ 0.00
Warrants exercisable at March 31, 2013	-	$ 0.00

NOTE 10 – AGREEMENTS

Lease Agreement
On January 3, 2013, the Company executed a sublease agreement with Perigon Companies, LLC, a related party.  The lease term is one year at a rate of $3,500 per month.  The Company paid a refundable security deposit of $1,500.  Rent expense for the three months ended March 31, 2013 and 2012 was $10,500 and $10,500, respectively.

Employment Agreement
Effective March 1, 2013, the Company entered into an amended employment agreement with the President of the Company.  The officer will receive annual compensation of $12,000 due monthly.  Additionally, the Company will issue 15,000 shares of common stock per quarter starting from the three months ended May 31, 2013.  Compensation expense for the three months ended March 31, 2013 and 2012 was $29,250 and $24,500, respectively.

NOTE 11 – SUBSEQUENT EVENTS

During April and May 2013, the Company received a total of $21,600 from Perigon Companies, LLC as a draw on the revolving line of credit.

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

RESULTS OF OPERATIONS

Results of Operations for the Three Months Ended March 31, 2013 and March 31, 2012

Revenues

In the three months ended March 31, 2013 and 2012, we did not generate any revenues.

Expenses

Operating expenses totaled $498,795 during the three months ended March 31, 2013 as compared to $248,970 in the prior year. In the three month period ended March 31, 2013, our expenses primarily consisted of general and administrative of $11,230, executive compensation of $29,271, research and development of $103,080, and Professional fees of $355,214.

General and administrative fees decreased $553, from the three months ended March 31, 2012 to the three months ended March 31, 2013.  This decrease was primarily due to a decrease in spending on computer and internet fees, meals and entertainment and bank fees.

Executive compensation decreased $45,638 from the three months ended March 31, 2012 to the three months ended March 31, 2013.  Executive Compensation decreased due to a decrease in equity compensation to the President of the Company and the decrease in payroll taxes.

Research and development expenses increased $100,167 from the three months ended March 31, 2012 to the three months ended March 31, 2013.  This increase is attributed primarily to the Company spending more towards developing its technology.

Professional fees increased $195,849 from the three months ended March 31, 2012 to the three months ended March 31, 2013.  Professional fees increased due to an increase in legal and accounting fees associated with public company filings and the amortization of the prepaid stock compensation.

Other Expenses

Interest expense – related party decreased $584 to $10,206 in the three months ended March 31, 2013 from $10,790 for the three months ended March 31, 2012. The decrease was the result of a decrease in notes payable with interest accruals.

Interest expense decreased $1,836 to $139 in the three months ended March 31, 2013 from $1,975 for the three months ended March 31, 2012. The decrease was the result of a decrease in interest accruals from note payables.

Net Loss

In the three months ended March 31, 2013, we generated a net loss of $509,140, an increase of $247,405 from $261,735 for the three months ended March 31, 2012. This increase was attributable to increased accounting and legal fees.

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

Liquidity and Capital Resources

As of March 31, 2013, we had $120 in cash, $0 in prepaid expenses and $834,750 in prepaid stock compensation. The following table provides detailed information about our net cash flow for the quarters ended March 31, 2013 and 2012 in this Quarterly Report. To date, we have financed our operations through the issuance of stock and borrowings.

The following table sets forth a summary of our cash flows for the three months ended March 31, 2013 and 2012:

	Three months ended March 31,
	2013	2012
Net cash used in operating activities	$ (14,252)	$ (34,450)
Net cash used in investing activities	-	-
Net cash provided by financing activities	10,500	40,700
Net increase/(decrease) in Cash	(3,752)	6,250
Cash, beginning	3,872	864
Cash, ending	$ 120	$ 7,114

Operating activities

Net cash used in operating activities was $14,252 for the quarter ended March 31, 2013, as compared to $34,450 used in operating activities for the same period in 2012. The decrease in net cash used in operating activities was primarily due to an increase in non-cash activities.

Financing activities

Net cash provided by financing activities for the period ended March 31, 2013 was $10,500, as compared to $40,700 for the same period of 2012. The decrease of net cash provided by financing activities was mainly attributable less debt financing and reduced operating needs.

As of March 31, 201,3 we continue to use traditional and/or debt financing to provide the capital we need to run the business.

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

PART II — OTHER INFORMATION

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

Item 1A. Risk Factors

The risk factors listed in our 2012 Form 10-K on pages 10 to 17, filed with the Securities Exchange Commission on April 16, 2013, are hereby incorporated by reference.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Stock Issuances

During the three months ended March 31, 2013, we did not have any sales of unregistered securities.

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities from the time of our inception on March 7, 2008 through the period ended March 31, 2013.

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

Date: May 20, 2013