Form 10-Q
period 2013-06-30
Bollente Companies Inc.
filed 2013-08-13
CIK 1429393

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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
Yes ☐     No ☒

The number of shares of Common Stock, $0.001 par value, outstanding on August 14, 2013, was 8,152,460 shares.

BOLLENTE COMPANIES INC.
QUARTERLY PERIOD ENDED JUNE 30, 2013

BOLLENTE COMPANIES, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS
(unaudited)

	June 30,	December 31,
	2013	2012

ASSETS

Current assets:
Cash	$581	$3,872
Prepaid expenses	-	100,362
Prepaid stock compensation	503,500	1,166,000
Total current assets	504,081	1,270,234

Other assets:
Security deposits	1,500	1,500
Trademarks	550	550
Website	3,500	3,500
Total other assets	5,550	5,550

Total assets	$509,631	$1,275,784

LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY

Current liabilities:
Accounts payable	$77,765	$28,941
Accrued salaries - related party	15,169	9,169
Accrued payroll taxes	11,891	11,891
Notes payable - related party	500,450	450
Accrued interest payable	731	621
Accrued interest payable - related party	26,126	5,153
Line of credit - related party	71,636	17,936
Notes payable, net of unamortized debt discount of $0	42,010	42,010
Total current liabilities	745,778	116,171

Long-term liabilities:
Notes payable - related party	-	500,000
Total long-term liabilities	-	500,000

Total liabilities	745,778	616,171

Stockholders' (deficit) equity:
Preferred stock, $0.001 par value, 10,000,000 shares
authorized, no shares issued and outstanding
as of June 30, 2013 and December 31, 2012, respectively	-	-
Common stock, $0.001 par value, 100,000,000 shares
authorized, 8,152,460 and 8,152,456 shares issued and outstanding
as of June 30, 2013 and December 31, 2012, respectively	8,153	8,153
Additional paid-in capital	3,916,077	3,916,077
Subscriptions payable	62,000	7,500
Deficit accumulated during development stage	(4,222,377)	(3,272,117)
Total stockholders' (deficit) equity	(236,147)	659,613

Total liabilities and stockholders' (deficit) equity	$509,631	$1,275,784

See accompanying notes to consolidated financial statements.

BOLLENTE COMPANIES, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

					Inception
					(March 7, 2008)
	For the six months ended		For the six months ended		to
	June 30,		June 30,		June 30,
	2013	2012	2013	2012	2013

Revenue	$-	$-	$-	$-	$-

Operating expenses:
General and administrative	10,784	10,912	22,014	22,695	148,909
Executive compensation	21,750	27,000	51,021	101,909	448,723
Product development - related party	-	-	-	-	336,014
Research and development	37,781	(101)	140,861	2,812	245,941
Professional fees	359,882	330,162	715,096	489,527	2,908,868

Total operating expenses	430,197	367,973	928,992	616,943	4,088,455

Other expenses:
Interest expense - related party	(10,767)	(10,869)	(20,973)	(21,660)	(102,025)
Interest expense	(156)	(1,015)	(295)	(2,989)	(31,897)

Total other expenses	(10,923)	(11,884)	(21,268)	(24,649)	(133,922)

Net loss	$(441,120)	$(379,857)	$(950,260)	$(641,592)	$(4,222,377)

Net loss per common share - basic	$(0.05)	$(0.06)	$(0.12)	$(0.10)

Weighted average number of common shares	8,152,460	6,838,889	8,152,460	6,685,913
outstanding - basic

See accompanying notes to consolidated financial statements.

BOLLENTE COMPANIES, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

			Inception
			(March 7, 2008)
	For the six months ended		to
	June 30,		June 30,
	2013	2012	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(950,260)	$(641,592)	$(4,222,377)
Adjustments to reconcile net loss
to net cash used in operating activities:
Shares issued for services	672,000	192,000	989,000
Shares issued for employment agreement	45,000	74,500	375,100
Shares issued for prepaid stock compensation	-	265,000	1,214,000
Warrants issued for services	-	-	308,176
Write-off of inventory deposit	-	-	21,000
Non-cash financing cost	-	-	22,056
Amortization of deferred financing cost	-	1,980	6,600
Amortization of debt discount	-	900	3,000
Changes in operating assets and liabilities:
(Increase) decrease in prepaid expenses	100,362	(5,437)	(7,000)
Decrease in other receivables	-	-	(14,000)
(Increase) in security deposits	-	-	(1,500)
Increase in accounts payable	48,824	(35,626)	162,343
Increase in accounts payable - related party	-	-	343
Increase in accrued salaries - related party	6,000	11,000	15,169
Increase in accrued payroll taxes	-	16,409	11,891
Increase in deferred revenue	-	-	14,235
Increase in accrued interest payable	110	109	731
Increase in accrued interest payable - related party	20,973	11,659	26,126

Net cash used in operating activities	(56,991)	(109,098)	(1,075,107)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase trademarks	-	-	(550)
Purchase website costs	-	-	(3,500)
Payments for due from related party	-	-	(44,372)
Repayments from due from related party	-	-	40,000

Net cash used in investing activities	-	-	(8,422)

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from notes payable - related party	-	200	14,122
Repayments of notes payable - related party	-	-	(1,550)
Proceeds from line of credit - related party	53,700	8,500	138,970
Repayments of line of credit - related party	-	-	(67,334)
Proceeds from notes payable	-	-	41,760
Repayments for notes payable	-	-	(2,750)
Proceeds from sale of common stock, net of offering costs	-	100,000	953,782
Donated capital	-	-	7,110

Net cash provided by financing activities	53,700	108,700	1,084,110

NET CHANGE IN CASH	(3,291)	(398)	581

CASH AT BEGINNING OF YEAR	3,872	864	-

CASH AT END OF YEAR	$581	$466	$581

SUPPLEMENTAL INFORMATION:
Interest paid	$-	$10,000	$75,497
Income taxes paid	$-	$-	$-

Non-cash investing and financing activities:
Reclass accounts payable related party to accounts payable	$-	$-	$343
Reclass notes payable related party to notes payable	$-	$-	$11,760
Shares issued as settlement of accounts payable	$-	$-	$115,718
Shares issued for prepaid stock compensation	$-	$-	$1,719,375
Warrants issued for services	$-	$-	$308,176
Deemed distribution to majority shareholder	$-	$-	$(516,563)

See accompanying notes to consolidated financial statements.

BOLLENTE COMPANIES INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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
(UNAUDITED)

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

Fair value of financial instruments
Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of June 30, 2013. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, prepaid expenses and accounts payable. Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

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
(UNAUDITED)

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

Recent pronouncements
The Company has evaluated recent accounting pronouncements through the filing date and believes that none of them will have a material effect on the Company’s financial statements.

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. As noted above, the Company is in the development stage and, accordingly, has not yet generated revenues from operations. Since its inception, the Company has been engaged substantially in financing activities and developing its business plan and incurring start up costs and expenses. As a result, the Company incurred accumulated net losses from Inception (March 7, 2008) through the period ended June 30, 2013 of ($4,222,377). In addition, the Company’s development activities since inception have been financially sustained through debt and equity financing.

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

NOTE 3 – WEBSITE

Website consists of the following at:

	June 30, 2013	December 31, 2012

Website	$3,500	$3,500

Less: Accumulated amortization	-	-

Website, net	$3,500	$3,500

Amortization expense for the three months ended June 30, 2013 and 2012 was $0 and $0, respectively.  Amortization expense for the six months ended June 30, 2013 and 2012 was $0 and $0, respectively.

BOLLENTE COMPANIES INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 4 – NOTES PAYABLE – RELATED PARTY

Notes payable consist of the following at:

	June 30, 2013	December 31, 2012

Note payable to an officer, director and shareholder, unsecured, 0% interest, due upon demand	$450	$450

Note payable with a shareholder, unsecured, 5% interest, due February 2014	500,000	-

Notes Payable – Current	$500,450	$450

	June 30, 2013	December 31, 2012
Line of credit for up to $150,000, from a shareholder, unsecured, 5% interest, due December 2013	$71,636	$17,936

Line of credit – Current	$71,636	$17,936

During the six months ended June 30, 2013, the note payable was reclassified to current liabilities from long term liabilities.

Interest expense for the three months ended June 30, 2013 and 2012 was $10,767 and $10,869, respectively.  Interest expense for the six months ended June 30, 2013 and 2012 was $20,973 and $21,660, respectively.

BOLLENTE COMPANIES INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 5 – NOTES PAYABLE

	June 30, 2013	December 31, 2012
Note payable to an entity owned and controlled by a former officer and director of the Company, unsecured, 0% interest, due upon demand	$9,400	$9,400

Note payable to a former officer, director and shareholder, unsecured, 0% interest, due upon demand	160	160

Note payable to an entity owned and controlled by a former officer and director of the Company, unsecured, 10% interest, due July 2010, in default as of June 30, 2013	800	800

Note payable to an entity owned and controlled by a former officer and director of the Company, unsecured, 10% interest, due August 2010, in default as of June 30, 2013	1,400	1,400

Note payable to an unrelated third party, unsecured, due May 2012, in default as of June 30, 2013	30,250	30,250

Unamortized debt discount	-	-

Notes Payable – Current	$42,010	$42,010

Interest expense, including the amortization of the debt discount and the amortization of the deferred financing cost for the three months ended June 30, 2013 and 2012 was $156 and $1,015, respectively.  Interest expense, including the amortization of the debt discount and the amortization of the deferred financing cost for the six months ended June 30, 2013 and 2012 was $295 and $2,989, respectively.

NOTE 6 – LONG TERM NOTES PAYABLE – RELATED PARTY

Notes payable consists of the following at:

	June 30, 2013	December 31, 2012
Note payable with a shareholder, unsecured, 5% interest, due February 2014	$-	$500,000

Notes Payable – Long Term	$-	$500,000

During the six months ended June 30, 2013, the note payable was reclassified to current liabilities.

Interest expense for the three months ended June 30, 2013 and 2012 was $10,082 and $10,111, respectively.  Interest expense for the six months ended June 30, 2013 and 2012 was $19,945 and $20,222, respectively.

BOLLENTE COMPANIES INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

Common Stock
During the six months ended June 30, 2013 the Company entered into the following transactions to issue common stock:

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

On March 31, 2013, the Company recorded a stock payable totaling $9,500 for 10,000 shares of common stock owed to consultant as part of his consulting agreement.  The shares were valued according to the fair value of the common stock as of March 31, 2013.  As of the date of this filing, the shares have not been issued and are included in subscriptions payable.

On May 31, 2013, the Company recorded a stock payable totaling $18,750 for 15,000 shares of common stock owed to an officer, director and shareholder of the Company as part of his employment agreement.  The shares were valued according to the fair value of the common stock as of May 31, 2013.  As of the date of this filing, the shares have not been issued and are included in subscriptions payable.

NOTE 8 – WARRANTS

The following is a summary of the status of all of the Company’s stock warrants as of June 30, 2013 and changes during the six months ended on that date:

	Number of Warrants	Weighted-Average Exercise Price
Outstanding at January 1, 2013	20,000	$15.50
Granted	-	$0.00
Exercised	-	$0.00
Expired	(20,000)	$15.50
Outstanding at June 30, 2013	-	$0.00
Warrants exercisable at June 30, 2013	-	$0.00

BOLLENTE COMPANIES INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 9 – AGREEMENTS

Lease Agreement
On January 3, 2013, the Company executed a sublease agreement with Perigon Companies, LLC, a related party.  The lease term is one year at a rate of $3,500 per month.  The Company paid a refundable security deposit of $1,500.  Rent expense for the six months ended June 30, 2013 and 2012 was $10,500 and $10,500, respectively.    Rent expense for the three months ended June 30, 2013 and 2012 was $21,000 and $21,000, respectively.

Employment Agreement
Effective March 1, 2013, the Company entered into an amended employment agreement with the President of the Company.  The officer will receive annual compensation of $12,000 due monthly.  Additionally, the Company will issue 15,000 shares of common stock per quarter starting from the three months ended May 31, 2013.  Compensation expense for the three months ended June 30, 2013 and 2012 was $21,750 and $27,000, respectively. Compensation expense for the six months ended June 30, 2013 and 2012 was $51,000 and $85,500, respectively.

NOTE 10 – SUBSEQUENT EVENTS

On August 1, 2013, the Company received $9,500 as a draw on the line of credit – related party.

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

AVAILABLE INFORMATION

We file annual, quarterly and other reports and other information with the SEC. You can read these SEC filings and reports over the Internet at the SEC's website at www.sec.gov or on our website at www.bollentecompanies.com. You can also obtain copies of the documents at prescribed rates by writing to the Public Reference Section of the SEC at 100 F Street, NE, Washington, DC 20549 on official business days between the hours of 10:00 am and 3:00 pm. Please call the SEC at (800) SEC-0330 for further information on the operations of the public reference facilities. We will provide a copy of our annual report to security holders, including audited financial statements, at no charge upon receipt to of a written request to us at Bollente Companies, Inc., Gainey Center II, 8501 N Scottsdale Rd., Suite 165, Scottsdale, AZ 85253.

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

RESULTS OF OPERATIONS

Results of Operations for the Three Months Ended June 30, 2013 and June 30, 2012

Revenues

In the three months ended June 30, 2013 and 2012, we did not generate any revenues.

Expenses

Operating expenses totaled $430,197 during the three months ended June 30, 2013 as compared to $367,973 in the prior year. In the three month period ended June 30, 2012, our expenses primarily consisted of general and administrative of $10,784, executive compensation of $21,750, research and development of $37,781, and professional fees of $359,882.

General and administrative fees decreased $128, from the three months ended June 30, 2012 to the three months ended June 30, 2013.  This decrease was primarily due to a decrease in spending on computer and internet fees, meals and entertainment and bank fees.

Executive compensation decreased $5,250 from the three months ended June 30, 2012 to the three months ended June 30, 2013. Executive Compensation decreased due to a decrease in equity compensation to the President of the Company and the decrease in payroll taxes.

Research and development expenses increased $37,680 from the three months ended June 30, 2012 to the three months ended June 30, 2013. This increase is attributed primarily to the Company spending more towards developing its technology.

Professional fees increased $29,720 from the three months ended June 30, 2012 to the three months ended June 30, 2013. Professional fees increased due to an increase in legal and accounting fees associated with public company filings and the amortization of the prepaid stock compensation.

Other Expenses

Interest expense – related party decreased $102 to $10,767 in the three months ended June 30, 2013 from $10,869 for the three months ended June 30, 2012. The decrease was the result of a decrease in notes payable with interest accruals.

Interest expense decreased $859 to $156 in the three months ended June 30, 2013 from $1,015 for the three months ended June 30, 2012. The decrease was the result of a decrease in interest accruals from note payables.

Net Loss

In the three months ended June 30, 2013, we generated a net loss of $441,120, an increase of $61,263 from $379,857 for the three months ended June 30, 2012. This increase was attributable to increased accounting and legal fees.

RESULTS OF OPERATIONS

Results of Operations for the Six Months Ended June 30, 2013 and June 30, 2012

Revenues

In the six months ended June 30, 2013 and 2012, we did not generate any revenues.

Expenses

Operating expenses totaled $928,992 during the six months ended June 30, 2013 as compared to $616,943 in the prior year. In the six month period ended June 30, 2012, our expenses primarily consisted of general and administrative of $22,014, executive compensation of $51,021, research and development of $140,861, and professional fees of $715,096.

General and administrative fees decreased $681, from the six months ended June 30, 2012 to the six months ended June 30, 2013. This decrease was primarily due to a decrease in spending on computer and internet fees, meals and entertainment and bank fees.

Executive compensation decreased $50,888 from the six months ended June 30, 2012 to the six months ended June 30, 2013. Executive Compensation decreased due to a decrease in equity compensation to the President of the Company and the decrease in payroll taxes.

Research and development expenses increased $138,049 from the six months ended June 30, 2012 to the six months ended June 30, 2013. This increase is attributed primarily to the Company spending more towards developing its technology.

Professional fees increased $225,569 from the six months ended June 30, 2012 to the six months ended June 30, 2013. Professional fees increased due to an increase in legal and accounting fees associated with public company filings and the amortization of the prepaid stock compensation.

Other Expenses

Interest expense – related party decreased $687 to $20,973 in the six months ended June 30, 2013 from $21,660 for the six months ended June 30, 2012. The decrease was the result of a decrease in notes payable with interest accruals.

Interest expense decreased $2,694 to $295 in the six months ended June 30, 2013 from $2,989 for the six months ended June 30, 2012. The decrease was the result of a decrease in interest accruals from note payables.

Net Loss

In the six months ended June 30, 2013, we generated a net loss of $950,260, an increase of $308,668 from $641,592 for the six months ended June 30, 2012. This increase was attributable to increased accounting and legal fees.

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

Liquidity and Capital Resources

As of June 30, 2013, we had $581 in cash, $0 in prepaid expenses and $503,500 in prepaid stock compensation. The following table provides detailed information about our net cash flow for all financial statement periods presented in this Quarterly Report. To date, we have financed our operations through the issuance of stock and borrowings.

The following table sets forth a summary of our cash flows for the six months ended June 30, 2013 and 2012:

	Six months ended June 30,
	2013	2012
Net cash used in operating activities	$(56,991)	$(109,098)
Net cash used in investing activities	-	-
Net cash provided by financing activities	53,700	108,700
Net increase/(decrease) in Cash	(3,291)	(398)
Cash, beginning	3,872	864
Cash, ending	$581	$466

Operating activities

Net cash used in operating activities was $56,991 for the period ended June 30, 2013, as compared to $109,098 used in operating activities for the same period in 2012. The decrease in net cash used in operating activities was primarily due to an increase in non-cash activities.

Financing activities

Net cash provided by financing activities for the period ended June 30, 2013 was $53,700, as compared to $108,700 for the same period of 2012. The decrease of net cash provided by financing activities was mainly attributable less debt financing and reduced operating needs.

As of June 30, 2013, we continue to use traditional and/or debt financing to provide the capital we need to run the business.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Stock Issuances

During the six months ended June 30, 2013, we did not have any sales of unregistered securities.

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities from the time of our inception on March 7, 2008 through the period ended June 30, 2013.

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

Date: August 13, 2013