Form 10-Q/A
period 2013-06-30
Bollente Companies Inc.
filed 2013-08-14
CIK 1429393

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-Q /A
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

*EXPLANATORY NOTE - The Registrant is amending this Form 10-Q strictly to resolve errors related to the XBRL exhibit requirement. No other disclosure was changed as a result of this amendment.

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