Form 10-Q
period 2013-09-30
Bollente Companies Inc.
filed 2013-11-18
CIK 1429393

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-54219

BOLLENTE COMPANIES, INC.
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
Yes ☐     No ☒

The number of shares of Common Stock, $0.001 par value, outstanding on November 18, 2013, was 9,797,460 shares.

BOLLENTE COMPANIES INC.
QUARTERLY PERIOD ENDED SEPTEMBER 30, 2013

BOLLENTE COMPANIES, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS
(unaudited)

	September 30,	December 31,
	2013	2012

ASSETS

Current assets:
Cash	$68,412	$3,872
Prepaid expenses	82,650	100,362
Prepaid stock compensation	2,078,671	1,166,000
Total current assets	2,229,733	1,270,234

Other assets:
Security deposits	1,500	1,500
Trademarks	550	550
Website	43,310	3,500
Total other assets	45,360	5,550

Total assets	$2,275,093	$1,275,784

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable	$54,935	$28,598
Accrued salaries - related party	18,169	9,169
Accrued payroll taxes	11,891	11,891
Notes payable - related party	501,950	450
Accrued interest payable	-	221
Accrued interest payable - related party	14,723	5,153
Line of credit - related party	95,636	17,936
Notes payable, net of unamortized debt discount of $0	30,250	30,250
Total current liabilities	727,554	103,668

Long-term liabilities:
Notes payable - related party	-	500,000
Total long-term liabilities	-	500,000

Total liabilities	727,554	603,668

Stockholders' deficit:
Preferred stock, $0.001 par value, 10,000,000 shares
authorized, no shares issued and outstanding
as of September 30, 2013 and December 31, 2012, respectively	-	-
Common stock, $0.001 par value, 100,000,000 shares
authorized, 9,797,460 and 6,497,460 shares issued and outstanding
as of September 30, 2013 and December 31, 2012, respectively	9,798	8,153
Additional paid-in capital	6,482,976	3,928,580
Subscriptions payable	29,250	7,500
Deficit accumulated during development stage	(4,974,485)	(3,272,117)
Total stockholders' deficit	1,547,539	672,116

Total liabilities and stockholders' deficit	$2,275,093	$1,275,784

See accompanying notes to consolidated financial statements.

BOLLENTE COMPANIES, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

					Inception
					(March 7, 2008)
	For the three months ended		For the nine months ended		to
	September 30,		September 30,		September 30,
	2013	2012	2013	2012	2013

Revenue	$ -	$ -	$ -	$ -	$ -

Operating expenses:
General and administrative	11,506	13,894	33,520	36,589	160,415
Executive compensation	28,181	23,435	79,202	125,344	476,904
Product development - related party	-	-	-	-	336,014
Research and development	16,320	683	157,181	3,495	262,261
Professional fees	684,500	150,415	1,399,596	639,942	3,593,368

Total operating expenses	740,507	188,427	1,669,499	805,370	4,828,962

Other expenses:
Interest expense - related party	(11,638)	(11,135)	(32,611)	(32,795)	(113,663)
Interest expense	(72)	(55)	(258)	(3,044)	(31,860)

Total other expenses	(11,710)	(11,190)	(32,869)	(35,839)	(145,523)

Net loss	$ (752,217)	$ (199,617)	$(1,702,589)	$ (841,209)	$(4,975,485)

Net loss per common share - basic	$ (0.08)	$ (0.02)	$ (0.20)	$ (0.10)

Weighted average number of common shares outstanding - basic	8,907,080	11,359,989	8,406,764	8,261,060

See accompanying notes to consolidated financial statements.

BOLLENTE COMPANIES, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

			Inception
			(March 7, 2008)
	For the nine months ended		to
	September 30,		September 30,
	2013	2012	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,702,368)	$(841,209)	$(4,974,485)
Adjustments to reconcile net loss
to net cash used in operating activities:
Shares issued for services	1,342,829	267,000	1,659,829
Shares issued for employment agreement	66,750	102,851	396,850
Shares issued for prepaid stock compensation	-	328,750	1,214,000
Warrants issued for services	-	-	308,176
Write-off of inventory deposit	-	-	21,000
Non-cash financing cost	-	-	22,056
Amortization of deferred financing cost	-	1,980	6,600
Amortization of debt discount	-	900	3,000
Accrued rent expense - related party line of credit	-	19,000	-
Changes in operating assets and liabilities:
(Increase) decrease in prepaid expenses	17,712	(17,255)	(89,650)
Decrease in other receivables	-	-	(14,000)
(Increase) in security deposits	-	-	(1,500)
Increase in accounts payable	26,337	(31,836)	139,856
Increase in accounts payable - related party	-	-	343
Increase in accrued salaries - related party	9,000	14,000	18,169
Increase in accrued payroll taxes	-	8,494	11,891
Increase in deferred revenue	-	-	14,235
Increase in accrued interest payable	(221)	565	400
Increase in accrued interest payable - related party	10,111	15,394	15,264

Net cash used in operating activities	(229,850)	(131,366)	(1,247,966)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase trademarks	-	-	(550)
Purchase website costs	(39,810)	(2,000)	(43,310)
Payments for due from related party	-	-	(44,372)
Repayments from due from related party	-	-	40,000

Net cash used in investing activities	(39,810)	(2,000)	(48,232)

CASH FLOWS FROM FINANCING ACTIVITIES
Bank overdraft	-	-	-
Proceeds from notes payable - related party	131,500	200	145,622
Repayments of notes payable - related party	-	-	(1,550)
Proceeds from line of credit - related party	77,700	7,500	162,970
Repayments of line of credit - related party	-	-	(67,334)
Proceeds from notes payable	-	-	41,760
Repayments for notes payable	-	-	(2,750)
Proceeds from sale of common stock, net of offering costs	125,000	125,000	1,078,782
Donated capital	-	-	7,110

Net cash provided by financing activities	334,200	132,700	1,364,610

NET CHANGE IN CASH	64,540	(666)	68,412

CASH AT BEGINNING OF YEAR	3,872	864	-

CASH AT END OF YEAR	$68,412	$198	$68,412

SUPPLEMENTAL INFORMATION:
Interest paid	$-	$17,000	$75,497
Income taxes paid	$-	$-	$-

Non-cash investing and financing activities:
Reclass accounts payable related party to accounts payable	$-	$-	$343
Reclass notes payable related party to notes payable	$-	$-	$11,760
Shares issued as settlement of accounts payable	$-	$-	$115,718
Shares issued for prepaid stock compensation	$2,176,000	$-	$3,895,375
Warrants issued for services	$-	$-	$308,176
Deemed distribution to majority shareholder	$-	$-	$(516,563)

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

Fair value of financial instruments
Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of September 30, 2013. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, prepaid expenses and accounts payable. Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

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

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. As noted above, the Company is in the development stage and, accordingly, has not yet generated revenues from operations. Since its inception, the Company has been engaged substantially in financing activities and developing its business plan and incurring start up costs and expenses. As a result, the Company incurred accumulated net losses from Inception (March 7, 2008) through the period ended September 30, 2013 of ($4,974,485). In addition, the Company’s development activities since inception have been financially sustained through debt and equity financing.

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

BOLLENTE COMPANIES INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 3 – PREPAID STOCK COMPENSATION

During the month ended November 30, 2012, the Company issued a total of 500,000 shares of common stock as part of a consulting agreements totaling $1,325,000.  The shares were valued according to the fair value of the common stock.  The value of the shares was recorded as prepaid expense and is being amortized over one year which is the related service period of the respective agreements.  For the nine months ended September 30, 2013, the Company expensed $993,750 as professional fees with a remaining prepaid expense amount totaling $172,250 at September 30, 2013. The balance at December 31, 2012 was $1,166,000.

During the quarter ended September 30, 2013, the Company issued a total of 1,065,000 shares of common stock as part of a consulting agreements totaling $2,176,000.  The shares were valued according to the fair value of the common stock.  The value of the shares was recorded as prepaid expense and is being amortized over 6 months to one year which is the related service period of the respective agreements.  For the nine months ended September 30, 2013, the Company expensed $269,579 as professional fees with a remaining prepaid expense amount totaling $1,906,421 at September 30, 2013. The balance at December 31, 2012 was $0.

NOTE 4 – WEBSITE

Website consists of the following at:

	September 30, 2013	December 31, 2012

Website	$43,310	$3,500

Less: Accumulated amortization	-	-

Website, net	$43,310	$3,500

Amortization expense for the three months ended September 30, 2013 and 2012 was $0 and $0, respectively.  Amortization expense for the nine months ended September 30, 2013 and 2012 was $0 and $0, respectively.

NOTE 5 – NOTES PAYABLE – RELATED PARTY

Notes payable consist of the following at:

	September 30, 2013	December 31, 2012

Note payable to an officer, director and shareholder, unsecured, 0% interest, due upon demand	$450	$450

Note payable with a shareholder, unsecured, 0% interest, due upon demand	1,500	-

Note payable with a shareholder, unsecured, 5% interest, due February 2014	500,000	-

Notes Payable – Current	$501,950	$450

BOLLENTE COMPANIES INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 5 – NOTES PAYABLE – RELATED PARTY (CONTINUED)

	September 30, 2013	December 31, 2012
Line of credit for up to $150,000, from a shareholder, unsecured, 5% interest, due December 2013	$95,636	$17,936

Line of credit – Current	$95,636	$17,936

During the nine months ended September 30, 2013, the note payable was reclassified to current liabilities from long term liabilities.

Interest expense for the three months ended September 30, 2013 and 2012 was $11,638 and $11,135, respectively.  Interest expense for the nine months ended September 30, 2013 and 2012 was $32,611 and $32,795, respectively.

NOTE 6 – NOTES PAYABLE

	September 30, 2013	December 31, 2012
Note payable to an unrelated third party, unsecured, due May 2012, in default as of June 30, 2013	$30,250	$30,250

Unamortized debt discount	-	-

Notes Payable – Current	$32,250	$30,250

Interest expense, including the amortization of the debt discount and the amortization of the deferred financing cost for the three months ended September 30, 2013 and 2012 was $72 and $55, respectively.  Interest expense, including the amortization of the debt discount and the amortization of the deferred financing cost for the nine months ended September 30, 2013 and 2012 was $258 and $3,044, respectively.

NOTE 7 – LONG TERM NOTES PAYABLE – RELATED PARTY

Notes payable consists of the following at:

	September 30, 2013	December 31, 2012
Note payable with a shareholder, unsecured, 5% interest, due February 2014	$-	$500,000

Notes Payable – Long Term	$-	$500,000

During the nine months ended September 30, 2013, the note payable was reclassified to current liabilities from long term liabilities.

Interest expense for the three months ended September 30, 2013 and 2012 was $10,192 and $10,222, respectively.  Interest expense for the nine months ended September 30, 2013 and 2012 was $30,137 and $30,444, respectively.

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

BOLLENTE COMPANIES INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 8 – STOCKHOLDERS’ EQUITY (CONTINUED)

Common stock
During the nine months ended September 30, 2013 the Company entered into the following transactions to issue common stock:

On February 28, 2013, the Company recorded a stock payable totaling $26,250 for 15,000 shares of common stock owed to an officer, director and shareholder of the Company as part of his employment agreement.  The shares were valued according to the fair value of the common stock as of February 28, 2013.  The shares were issued in August 2013.

On March 31, 2013, the Company recorded a stock payable totaling $9,500 for 10,000 shares of common stock owed to consultant as part of his consulting agreement.  The shares were valued according to the fair value of the common stock as of March 31, 2013.  The shares were issued in August 2013.

On May 31, 2013, the Company recorded a stock payable totaling $18,750 for 15,000 shares of common stock owed to an officer, director and shareholder of the Company as part of his employment agreement.  The shares were valued according to the fair value of the common stock as of May 31, 2013.  The shares were issued in August 2013.

On July 21, 2013, the Company issued 100,000 shares of common stock for consulting services totaling $230,000 to be performed over a period of one year.  The shares were valued according to the fair value of the common stock.

On August 6, 2013, the Company issued 250,000 shares of common stock for consulting services totaling $500,000 to be performed over a period of one year.  The shares were valued according to the fair value of the common stock.

On August 14, 2013, the Company issued 250,000 shares of common stock for consulting services totaling $500,000 to be performed over a period of six months.  The shares were valued according to the fair value of the common stock.

On August 15, 2013, the Company issued a total of 415,000 shares of common stock for the amendment of an existing consulting agreement and to extend the services from November 2013 to April 2014 totaling $830,000 to be performed over a period of five and a half months.  The shares were valued according to the fair value of the common stock.

On August 15, 2013, the Company issued 20,000 shares of common stock owed to consultant as part of his consulting agreement.  The shares were valued according to the fair value of the common stock as of August 15, 2013.

On September 2, 2013, the Company issued 260,000 shares of common stock in exchange for a settlement of debt with a related party.  The related party is a shareholder of the Company.  The principal amount of the debt was $130,000 and the accrued interest was $542.  Since the settlement of debt was with a related party, the Company treated this as a capital transaction and no gain on the debt settlement was recorded.

On September 6, 2013, the Company issued 50,000 shares of common stock for consulting services totaling $116,000 to be performed over a period of six months.  The shares were valued according to the fair value of the common stock.

During September 2013, the Company issued a total of 250,000 shares of common stock for cash received of $125,000.

On September 30, 2013, the Company issued 10,000 shares of common stock owed to consultant as part of his consulting agreement.  The shares were valued according to the fair value of the common stock as of September 30, 2013.

BOLLENTE COMPANIES INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 9 – WARRANTS

The following is a summary of the status of all of the Company’s stock warrants as of September 30, 2013 and changes during the nine months ended on that date:

	Number of Warrants	Weighted-Average Exercise Price
Outstanding at January 1, 2013	20,000	$15.50
Granted	-	$0.00
Exercised	-	$0.00
Expired	(20,000)	$15.50
Outstanding at September 30, 2013	-	$0.00
Warrants exercisable at September 30, 2013	-	$0.00

NOTE 10 – AGREEMENTS

Lease agreement
On January 3, 2013, the Company executed a sublease agreement with Perigon Companies, LLC, a related party.  The lease term is one year at a rate of $3,500 per month.  The Company paid a refundable security deposit of $1,500.  Rent expense for the three months ended September 30, 2013 and 2012 was $10,500 and $10,500, respectively.    Rent expense for the nine months ended September 30, 2013 and 2012 was $31,500 and $31,500, respectively.

Employment agreement
Effective March 1, 2013, the Company entered into an amended employment agreement with the President of the Company.  The officer will receive annual compensation of $12,000 due monthly.  Additionally, the Company will issue 15,000 shares of common stock per quarter starting from the three months ended May 31, 2013.  Compensation expense for the three months ended September 30, 2013 and 2012 was $24,750 and $31,350, respectively. Compensation expense for the nine months ended September 30, 2013 and 2012 was $75,750 and $116,850, respectively.

NOTE 11 – PRIOR PERIOD ADJUSTMENT

During the nine months ended September 30, 2013, the management of the Company discovered documentation and realized that they should have adjusted off liabilities due to a related party to additional paid in capital when the forgiveness of debt was signed during 2011.  The Company has corrected the error during 2013 and presented the December 31, 2012 balance sheet with the correction.  There is no need to restate the prior period financial statements because the changes were immaterial to the overall financial statements.

BOLLENTE COMPANIES INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 11 – PRIOR PERIOD ADJUSTMENT (CONTINUED)

BALANCE SHEET	As Originally	Adjustments	As
AS OF DECEMBER 31, 2012	Filed	Increase/(Decrease)	Restated

ASSETS:
Cash	$3,872	$-	$3,872
Prepaid expenses	100,362	-	100,362
Prepaid stock compensation	1,166,000	-	1,166,000
Deferred financing cost, net	-	-	-
Security deposits	1,500	-	1,500
Trademarks	550	-	550
Website	3,500	-	3,500
TOTAL ASSETS	$1,275,784	$-	$1,275,784

LIABILITIES:
Accounts payable	$28,941	$(343)	$28,598
Accrued salaries - related party	9,169	-	9,169
Accrued payroll taxes	11,891	-	11,891
Notes payable - related party	450	-	450
Accrued interest payable	621	(400)	221
Accrued interest payable - related party	5,153	-	5,153
Line of credit - related party	17,936	-	17,936
Notes payable	42,010	(11,760)	30,250
Long term notes payable - related party	500,000	-	500,000

EQUITY:
Preferred stock	-		-
Common stock	8,153	-	8,153
Additional paid in capital	3,916,077	12,503	3,928,580
Subscriptions payable	7,500	-	7,500
Deficit accumulated during development stage	(3,272,117)	-	(3,272,117)
TOTAL LIABILITIES AND EQUITY	$1,275,784	$-	$1,275,784

NOTE 12 – SUBSEQUENT EVENTS

During October 2013, the Company sold 140,000 shares of common stock for cash of $70,000.

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

RESULTS OF OPERATIONS

Results of Operations for the Three Months Ended September 30, 2013 and September 30, 2012

Revenues

In the three months ended September 30, 2013 and 2012, we did not generate any revenues.

Expenses

Operating expenses totaled $740,507 during the three months ended September 30, 2013 as compared to $188,427 in the prior year. In the three month period ended September 30, 2013, our expenses primarily consisted of general and administrative of $11,506, executive compensation of $28,181, research and development of $16,320, and professional fees of $684,500.

General and administrative fees decreased $2,388, from the three months ended September 30, 2012 to the three months ended September 30, 2013.  This decrease was primarily due to a decrease in spending on computer and internet fees, meals, entertainment and bank fees.

Executive compensation increased $4,746 from the three months ended September 30, 2012 to the three months ended September 30, 2013. Executive Compensation increased due to an increase in equity compensation to the President of the Company.

Research and development expenses increased $15,637 from the three months ended September 30, 2012 to the three months ended September 30, 2013. This increase is attributed primarily to the Company spending more towards developing its technology.

Professional fees increased $534,085 from the three months ended September 30, 2012 to the three months ended September 30, 2013. Professional fees increased due to an increase in legal and accounting fees associated with public company filings and the amortization of the prepaid stock compensation.

Other Expenses

Interest expense – related party increased $503 to $11,638 in the three months ended September 30, 2013 from $11,135 for the three months ended September 30, 2012. The increase was the result of an increase in notes payable with interest accruals.

Interest expense increased to $72 in the three months ended September 30, 2013 from $55 for the three months ended September 30, 2012. The increase was the result of an increase in interest accruals from note payables.

Net Loss

In the three months ended September 30, 2013, we generated a net loss of $752,217, an increase of $552,600 from $199,562 for the three months ended September 30, 2012. This increase was attributable to increased accounting and legal fees.

RESULTS OF OPERATIONS

Results of Operations for the Nine Months Ended September 30, 2013 and September 30, 2012

Revenues

In the nine months ended September 30, 2013 and 2012, we did not generate any revenues.

Expenses

Operating expenses totaled $1,669,499 during the nine months ended September 30, 2013 as compared to $805,370 in the prior year. In the nine month period ended September 30, 2013, our expenses primarily consisted of general and administrative of $33,520, executive compensation of $79,202, research and development of $157,181, and professional fees of $1,399,596.

General and administrative fees decreased $3,069, from the nine months ended September 30, 2012 to the nine months ended September 30, 2013. This decrease was primarily due to a decrease in spending on computer and internet fees, meals and entertainment and bank fees.

Executive compensation decreased $46,142 from the nine months ended September 30, 2012 to the nine months ended September 30, 2013. Executive Compensation decreased due to a decrease in the fair value of equity compensation to the President of the Company and the decrease in payroll taxes.

Research and development expenses increased $153,686 from the nine months ended September 30, 2012 to the nine months ended September 30, 2013. This increase is attributed primarily to the Company spending more towards developing its technology.

Professional fees increased $759,654 from the nine months ended September 30, 2012 to the nine months ended September 30, 2013. Professional fees increased due to an increase in legal and accounting fees associated with public company filings and the amortization of the prepaid stock compensation.

Other Expenses

Interest expense – related party decreased $184 to $32,611 in the nine months ended September 30, 2013 from $32,795 for the nine months ended September 30, 2012. The decrease was the result of a decrease in notes payable with interest accruals.

Interest expense decreased $2,621 to $258 in the nine months ended September 30, 2013 from $2,879 for the nine months ended September 30, 2012. The decrease was the result of a decrease in interest accruals from note payables.

Net Loss

In the nine months ended September 30, 2013, we generated a net loss of $1,702,368, an increase of $861,159 from $841,209 for the nine months ended September 30, 2012. This increase was attributable to increased accounting and legal fees.

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

Liquidity and Capital Resources

As of September 30, 2013, we had $68,412 in cash, $82,650 in prepaid expenses and $2,078,671in prepaid stock compensation. The following table provides detailed information about our net cash flow for all financial statement periods presented in this Quarterly Report. To date, we have financed our operations through the issuance of stock and borrowings.

The following table sets forth a summary of our cash flows for the nine months ended September 30, 2013 and 2012:

	Nine months ended September 30,
	2013	2012
Net cash used in operating activities	$(229,850)	$(131,366)
Net cash used in investing activities	(39,810)	(2,000)
Net cash provided by financing activities	334,200	132,700
Net increase/(decrease) in Cash	64,540	(666)
Cash, beginning	3,872	864
Cash, ending	$68,412	$198

Operating activities

Net cash used in operating activities was $229,850 for the period ended September 30, 2013, as compared to $131,366 used in operating activities for the same period in 2012. The increase in net cash used in operating activities was primarily due to an increase in non-cash activities.

Investing activities

Net cash used in investing activities was $39,810 for the period ended September 30, 2013, as compared to $2,000 used in investing activities for the same period in 2012. The net cash used in investing activities for the current period was primarily due to the purchase of website.

Financing activities

Net cash provided by financing activities for the period ended September 30, 2013 was $334,200, as compared to $132,700 for the same period of 2012. The increase of net cash provided by financing activities was mainly attributable more debt financing and increased operating needs.

As of September 30, 2013, we continue to use traditional and/or debt financing to provide the capital we need to run the business.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Stock Issuances

On July 21, 2013, the Company issued 100,000 shares of common stock for consulting services totaling $230,000 to be performed over a period of one year.

On August 6, 2013, the Company issued 250,000 shares of common stock for consulting services totaling $500,000 to be performed over a period of one year.

On August 14, 2013, the Company issued 250,000 shares of common stock for consulting services totaling $500,000 to be performed over a period of six months.

On August 15, 2013, the Company issued a total of 415,000 shares of common stock for the amendment of an existing consulting agreement and to extend the services from November 2013 to April 2014 totaling $830,000 to be performed over a period of five and a half months.

On August 15, 2013, the Company issued 20,000 shares of common stock owed to consultant as part of his consulting agreement.

On September 2, 2013, the Company issued 260,000 shares of common stock in exchange for a settlement of debt with a related party.  The related party is a shareholder of the Company.  The principal amount of the debt was $130,000 and the accrued interest was $542.

On September 6, 2013, the Company issued 50,000 shares of common stock for consulting services totaling $116,000 to be performed over a period of six months.

During September 2013, the Company issued a total of 250,000 shares of common stock for cash received of $125,000.

On September 30, 2013, the Company issued 10,000 shares of common stock owed to consultant as part of his consulting agreement.

We made the above common stock issuance in reliance upon the exemption from registration under Section 4(2) of the Securities Act for private offerings not involving a public distribution.

Subsequent Sales & Issuances of Unregistered Securities

Stock Issuances pursuant to Subscription Agreements

Subsequent to the period ending September 30, 2013, in October 2013, we sold 140,000 common shares to a total of three accredited investors for a total purchase price of $70,000, all of which was paid in cash. None of these shares have been issued.

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities from the time of our inception on March 7, 2008 through the period ended September 30, 2013.

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

Date: November 18, 2013