Form 10-K
period 2013-12-31
Bollente Companies Inc.
filed 2014-04-14
CIK 1429393

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-54219

BOLLENTE COMPANIES INC.
(Exact name of registrant as specified in its charter)

Nevada	26-2137574
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

8800 N. Gainey Dr., Suite 270
Scottsdale, Arizona 85258
(Address of principal executive offices) (Zip Code)

(480) 275-7572
(Registrant's telephone number, including area code)

Copies of Communications to:
Stoecklein Law Group, LLP
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐    No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of June 30, 2013 (the last business day of the registrant's most recently completed second fiscal quarter) was $9,868,640.85 based on a share value of $0.95.

1. The number of shares of Common Stock, $0.001 par value, outstanding on April 1, 2014 was 11,919,370 shares.
2.
DOCUMENTS INCORPORATED BY REFERENCE: None.

BOLLENTE COMPANIES INC.
FOR THE FISCAL YEAR ENDED
DECEMBER 31, 2013

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

PART I

ITEM 1.                      BUSINESS

Business Development

Bollente Companies Inc. is a development stage company incorporated in the state of Nevada on March 7, 2008. On September 23, 2010, we changed our name from Alcantara Brands Corporation to Bollente Companies Inc.

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

As a result of the closing of the Merger, our main focus was redirected to the research and development of high quality, whole-house, electric tankless water heater that is more energy efficient than conventional products.

On November 21, 2013, we formed Nuvola, Inc. (“Nuvola”), a Nevada corporation, as a wholly owned subsidiary of the Company. Nuvola will serve as the next-generation home automation and intelligence division of the Bollente portfolio and will work in conjunction with other portfolio companies to provide technical integration, innovation and ongoing revenue streams after the sale of the individual product. As a B2B technology solutions service, Nuvola will provide cloud-based technology, diagnostics, lead generation and fulfillment to installers and service providers of smart home products and appliances.

On January 28, 2014, the Board of Directors approved moving forward with plans to spin-off Nuvola, Inc.

Business of Issuer

On February 24, 2011, Bollente, Inc. accepted an assignment of an engineering services contract from Perigon Companies, LLC, a Delaware limited liability company (“Perigon”), which is also a lender for Bollente, Inc. Perigon started to create an electric tankless water heater and the technology is in research and development. Perigon is owned and controlled by an individual who is a family member of one of the stockholders of the Company. Bollente agreed to accept the assignment for a promissory note of $500,000. The promissory note was due on February 24, 2014 and bears interest at 8% per annum. There are quarterly interest payments of $10,000 with a balloon payment of the principal balance and any accrued interest at the maturity date. In the event of default, the interest rate increases to 18% per annum. In February 2014, the Company and the lender agreed to extend the due date of the loan for $500,000 for an additional year and will be due in February 2015.

Bollente’s first product is a high quality, whole-house, electric tankless water heater. The residential whole-house version and commercial version have been in research and development since late 2009; with early modeling and design work completed the remaining development has begun. Several novel and patentable technologies have been tested and prototype work is nearly completed on the primary line of tankless water heating products. We anticipate development work on the whole-house residential and commercial tankless water heaters will be substantially completed by our current engineering consultants. Once the management’s testing and certification criteria have been met, our engineering consultants will transition the product line to a contract manufacturer, who will begin full-scale production at which point we will be able to commence shipments.

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

For forty years, the Japanese have been manufacturing and using gas powered tankless water heaters for residential and commercial use. Companies that sell gas tankless brands in the U.S. are usually sourced from Japanese suppliers, such as Noritz, Rinnai, Takagi, and Paloma, none of which manufacture or sell electric tankless products. Gas tankless manufacturers have had an appreciable impact on the U.S. water heater market in recent years, gaining market share and partnering with well known companies in the space to further increase market share. Manufacturers of electric tankless water heaters have not achieved significant sales relative to gas tankless manufacturers despite the increased awareness for tankless water heaters in general due to many technical and market factors which we feel are addressed by our innovative products and marketing plan. We expect that Bollente’s tankless electric water heaters will fill the electric tankless market segment as the industry and consumers become aware of our improved technology. Bollente’s products are being engineered to provide quality, functionality, and performance at an attractive price point. The company expects to sell primarily through traditional plumbing wholesale distribution channels, as well as directly to national homebuilders and large plumbing wholesalers. Additionally, we believe licensing and co-branding opportunities are available in the industry.

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

To date, we have filed and received a United States federal trademark registration for trutankless® and our logo design with the help of our outside marketing and branding experts and have acquired several unique domain registrations reflective of our online marketing strategy (www.bollentecompanies.com). During the year ended December 31, 2013, our patent agent filed ta provisional patent with the US Patent and Trademark Office with 37 claims based on our prototype design. Upon completion of our engineered prototype, we expect to file additional patents with additional claims. There is no guarantee that we will be able to obtain a formal patent for our tankless water heater. We will continue to protect our intellectual property through confidentiality agreements with vendors and consultants and trade secret protocols employed by employees, consultants, and contractors.

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

Tankless Industry Overview

The U.S. gas tankless, whole-house, water heater market is dominated by five brands; Noritz, Rinnai, Takagi, Aqua Star by Bosch and Rheem by Paloma. The U.S. electric tankless, whole-house, water heater market is dominated by four brands; Seisco by Microtherm, Inc., Stiebel Eltron, Eemax and Power Star by Bosch. Until just a few years ago, there were only a few tankless water heater manufacturers with a presence in the United States, but that is changing. Now, several Japanese and European manufacturers have begun marketing products in the United States, and since 2003, gas tankless products have experienced dramatic growth. Electric tankless systems have not experienced comparable growth due to several factors, primarily product performance, capacity, product quality and electrical power supply and installation issues.

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

Employees

As of December 31, 2013, we have three part-time employees, including Robertson James Orr, who is also our sole officer and director. We are using and will continue to use independent consultants and contractors to perform various professional services. We believe that this use of third-party service providers may enhance our ability to contain operating and general expenses, and capital costs.

Available Information

Our periodic reports filed with the SEC, which include Form 10-K, Form 10-Q, Form 8-K and amendments thereto, may be accessed by the public free of charge from the SEC. Electronic copies of these reports can be accessed at the SEC’s website (http://www.sec.gov). Copies of these reports may also be obtained, free of charge, upon written request to: Bollente Companies Inc., 8800 North Gainey Center Dr., Suite 270, Scottsdale, Arizona 85258, Attn: Corporate Secretary. The public may read or obtain copies of these reports from the SEC at the SEC’s Public Reference Room at 450 Fifth Street N.W., Washington, D.C. 20549 (1-800-SEC-0330).

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

We were incorporated in March of 2008 as a Nevada corporation. As a result of our start-up operations we have; (i) generated no revenues, (ii) accumulated deficits of $6,478,386 for the period ended December 31, 2013, and (iii) we have incurred losses of $6,478,386 from our inception through the period ended December 31, 2013.  We have been focused on organizational and start-up activities and business plan development. There is nothing at this time on which to base an assumption that our business operations will prove to be successful or that we will ever be able to operate profitably. Our future operating results will depend on many factors, including our ability to raise adequate working capital, demand for our products, the level of our competition and our ability to attract and maintain key management and employees.

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

We will remain an “emerging growth company” for up to five years, although we will lose that status sooner if our revenues exceed $1 billion, if we issue more than $1 billion in non-convertible debt in a three year period, or if the market value of our common stock that is held by non-affiliates exceeds $700 million.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We currently maintain an executive office 8800 N. Gainey Center Dr. Suite 270 Scottsdale AZ 85253, which consists of approximately 577 square feet. Our monthly rent for this office is $3,500. In January 2014, we signed a sublease with Perigon Companies, LLC, a Delaware limited liability company (“Perigon”). The lease term is one year at a rate of $3,500 per month.

Additionally, we maintain an industrial/commercial building located at 15720 N Greenway-Hayden Loop, Unit 2, Scottsdale, AZ 85254, which consists of approximately 1,924 square feet. Our monthly rent for this building is $2,158.33 commencing on March 3, 2014 through August 31, 2014.

ITEM 3. LEGAL PROCEEDINGS

We are not a party to any material legal proceedings.

PART II

ITEM 5.                      MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASE OF EQUITY SECURITIES

Market Information

Our common stock is traded in the OTCQB under the symbol “BOLC”. Our common stock has traded sporadically on the OTCQB, which limits our ability to locate accurate high and low bid prices for each quarter within the last two fiscal years. Therefore, the following table lists the available quotations for the high and low bid prices for the fiscal years ended December 31, 2013 and 2012.

The following table sets forth, the average high and low bid prices of our common stock as reported by Yahoo Finance. These quotations reflect inter-dealer prices, without retail mark-up, markdown or commission, and may not necessarily represent actual transactions

	Year Ending December 31, 2013		Year Ending December 31, 2012
	AVERAGE BID PRICES		AVERAGE BID PRICES
	High	Low	High	Low
1st Quarter	$2.36	$0.80	$0.05	$0.05
2nd Quarter	$0.95	$0.95	$0.05	$0.05
3rd Quarter	$2.36	$1.21	$0.05	$0.05
4th Quarter	$3.38	$1.70	$0.70	$0.05

Holders of Common Stock

As of April 2, 2014, we had approximately 142 stockholders of record of the 11,919,370 shares outstanding.  The closing bid stock price on April 2, 2014 was $3.24.

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

Recent Sales of Unregistered Securities

Stock Issuances pursuant to Subscription Agreements

During the three months ended December 31, 2013, we sold a total of 390,000 shares of common stock to 14 accredited investors for cash received of $270,000.

We made the above common stock issuance in reliance upon the exemption from registration under Section 4(2) of the Securities Act for private offerings not involving a public distribution.

Stock Issuance Pursuant to Consulting Services

On October 7, 2013, we issued 5,000 shares of common stock for consulting services totaling $15,850 to be performed over a period of one year.

On November 19, 2013, we issued 10,000 shares of common stock for consulting services totaling $30,000 to be performed over a period of one year.

On December 10, 2013, we issued 75,000 shares of common stock for a bonus for consulting services totaling $232,500.

We made the above common stock issuance in reliance upon the exemption from registration under Section 4(2) of the Securities Act for private offerings not involving a public distribution.

Stock Issuance Pursuant to Employment Agreement

As of November 30, 2013, we owe 15,000 shares of restricted common stock to our President and Chief Executive Officer pursuant to his employment agreement, wherein the corporation is obligated to issue 15,000 shares on a quarterly basis for his executive services. As of the date of this report the Company is in the process of issuing the 15,000 shares.

We made the above common stock issuance in reliance upon the exemption from registration under Section 4(2) of the Securities Act for private offerings not involving a public distribution.

Subsequent Issuances

During the first quarter of 2014, we sold 1,607,999 shares of common stock to a total of 54 accredited investors for a total purchase price of $1,607,999, all of which was paid in cash. The 1,607,999 shares of common stock have been issued.

During the first quarter of 2014, we issued 593,911 shares of restricted common stock in exchange for services rendered to the Company.

In March 2014, the Company and a lender agreed to settle $275,000 in principal in exchange for 1,100,000 shares of common stock. The shares are in the process of being issued as of the date of this filing.

We made the above common stock issuance in reliance upon the exemption from registration under Section 4(2) of the Securities Act for private offerings not involving a public distribution.

Issuer Purchases of Equity Securities

The Company did not repurchase any of its equity securities during the fourth quarter ended December 31, 2013.

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

RESULTS OF OPERATIONS

Revenue.  During the years ended December 31, 2013 and 2012, we did not generate revenues.

General and Administrative. General and administrative expenses increased $82,369, or 172%, to $130,294 for the fiscal year ended December 31, 2013 from $47,925 for the fiscal year ended December 31, 2012. The increase was as a result of an increase in salaries and wages including employee recruitment fees, payroll taxes and fees of $26,109, marketing expenses increased $15,772.

General and Administrative – Related Party. General and administrative – related party expenses increased $22,100, or 100%, to $22,100 for the fiscal year ended December 31, 2013 from $0 for the fiscal year ended December 31, 2012. The increase was as a result of salaries and wages for an employee who is also a shareholder.

Executive Compensation.  Executive compensation decreased $31,176, or 20%, to $123,600 in the fiscal year ended December 31, 2013 from $154,776 for the fiscal year ended December 31, 2012. The decrease in executive compensation was primarily due to a decrease in the fair value of equity compensation to the President of the Company and the decrease in payroll taxes.

Research and Development.  Research and development expenses increased $256,251, or 562% to $301,801 in the fiscal year ended December 31, 2013 from $45,550 for the fiscal year ended December 31, 2012. The increase in research and development was due primarily to spending more towards developing its technology.

Professional Fees.  Professional fees increased $1,705,337, or 194%, to $2,583,814 in the fiscal year ended December 31, 2013 from $878,477 for the fiscal year ended December 31, 2012. The increase in professional fees was the result of an increase in legal and accounting fees associated with public company filings and the amortization of the prepaid stock compensation.

Interest Expense – Related Party. Interest expense – related party increased $1,020, or 2% to $44,402 in the fiscal year ended December 31, 2013 from $43,382 for the fiscal year ended December 31, 2012. The increase was the result of an increase in notes payables with interest accruals.

Interest Expense. Interest expense decreased $2,842, or 91% to $258in the fiscal year ended December 31, 2013 from $3,100for the fiscal year ended December 31, 2012. The decrease was the result of a decrease in interest accruals from note payables.

Net Loss. In the fiscal year ended December 31, 2013, we generated a net loss of $3,206,269, an increase of $2,033,059, or 173%, from $1,173,210 for the period ended December 31, 2012. The increase was attributable to increased stock based consulting fees, accounting, and legal fees.

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

Liquidity and Capital Resources

As of December 31, 2013, we had $4,329in cash, $24,761 in prepaid expenses and $1,233,339 in prepaid stock compensation. The following table provides detailed information about our net cash flow for all financial statement periods presented in this Annual Report. To date, we have financed our operations through the issuance of stock and borrowings.

The following table sets forth a summary of our cash flows for the periods indicated:

	Fiscal Year Ended December 31,
	2013	2012
Net cash used in operating activities	$(458,560)	$(325,247)
Net cash used in investing activities	$(55,098)	$(3,500)
Net cash provided by financing activities	$514,115	$415,755
Net increase/(decrease) in Cash	$457	$87,008
Cash, beginning of year	$3,872	$864
Cash, end of year	$4,329	$87,872

Operating activities

Net cash used in operating activities was $458,560 for the year ended December 31, 2013, as compared to $325,247 used in operating activities for the same period in 2012. The increase in net cash used in operating activities was primarily due to an increase research in development cost incurred and paid with cash.

..

Investing activities

Net cash used in investing activities was $55,098 for the period ended December 31, 2013, as compared to $3,500 used in investing activities for the same period in 2012. The net cash used in investing activities for the current period was primarily due to the purchase of the website.

Financing activities

Net cash provided by financing activities for the year ended December 31, 2013 was $514,115, as compared to $415,755for the same period of 2012. The increase of net cash provided by financing activities was mainly attributable to more debt financing and increased operating needs.

As of December 31, 2013, we continue to use traditional and/or debt financing to provide the capital we need to run the business.

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

ITEM 8.                      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Index to Financial Statements and Financial Statement Schedules appearing on page 35 through 41 of this Form 10-K.

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

Management has undertaken an assessment of the effectiveness of our internal control over financial reporting based on the framework and criteria established in the Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Based upon this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2013.

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

Information as to our current directors and executive officers is as follows:

Name	Age	Title	Since
Robertson James Orr	39	President, Secretary, Treasurer, Director	May 12, 2010

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
Compliance with applicable governmental laws, rules and regulations;
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

On March 1, 2012, we renegotiated Mr. Orr’s employment agreement and the annual compensation is $12,000. Mr. Orr has the option to convert the unpaid compensation to shares of common stock at a $1.00 per share. Additionally, he will receive 15,000 shares of common stock per quarter which will be valued based on the fair value of the common stock on the date the shares are earned. Mr. Orr’s employment agreement was renewed on March 1, 2013 under the same terms.

In March 2014, the Company executed an employment agreement with Mr. Orr, President of the Company.  Mr. Orr will receive annual compensation of $75,000 due monthly.  Mr. Orr can choose to receive the compensation in cash or in shares of common stock at $1 per share.  Additionally, the Company will issue 60,000 shares of common stock upon execution of the agreement and 30,000 shares of common stock per quarter starting from the three months ended May 31, 2014.

Summary Compensation Table

The table below summarizes the total compensation paid to or earned by our current Executive Officers for the fiscal year ended December 31, 2013 and 2012.

SUMMARY COMPENSATION TABLE
Name and Principal Positions	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compen-sation ($)	Non-qualified Deferred Compensation Earnings ($)	All Other Compen-sation ($)	Total ($)
Robertson James Orr(1),
President, Secretary,	2013	12,000	-0-	111,600(2)					123,600
Treasurer & Director	2012	17,000	-0	126,100(3)	-0	-0	-0	-0	143,100

Mr. Orr was appointed President, Secretary, Treasurer, and Director of the Company on May 12, 2010.
Amount represents the fair market value of 45,000 shares of common stock issued for services as an employee.
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

Option Grants in Last Fiscal Year

During the years ended December 31, 2013 and 2012, we did not grant any options to our officers and directors.

ITEM 12.                      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information, to the best of our knowledge, about the beneficial ownership of our common stock on April 1, 2014 relating to the beneficial ownership of our common stock by those persons known to beneficially own more than 5% of our capital stock and by our directors and executive officers.  The percentage of beneficial ownership for the following table is based on 11,919,370 shares of common stock outstanding.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and does not necessarily indicate beneficial ownership for any other purpose. Under these rules, beneficial ownership includes those shares of common stock over which the stockholder has sole or shared voting or investment power. It also includes shares of common stock that the stockholder has a right to acquire within 60 days after April 1, 2014 pursuant to options, warrants, conversion privileges or other right. The percentage ownership of the outstanding common stock, however, is based on the assumption, expressly required by the rules of the Securities and Exchange Commission, that only the person or entity whose ownership is being reported has converted options or warrants into shares of our common stock.

Security Ownership of Management, Directors and Certain Beneficial Owners

Title of Class	Name of Beneficial Owner(1)	Number Of Shares	Percent Beneficially Owned
Common	Robertson James Orr – Sole Officer and Director(2)	431,327	3.6%
Common	Jim Burns & Lynn Burns JT TEN	1,100,000	9.2%
Common	All Directors, Officers and Principal Stockholders as a Group	1,531,327	12.8%

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
Jim & Lynn Burns is a natural person directly holding 100% voting power over the shares. Mr. and Mrs.’s Burns address is located at 146101 W Meadow Ln, Maricopa, AZ 85139

Changes in Control

There are no arrangements, known to the Company, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change in control of the Company.

ITEM 13.                      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPNDENCE

Transactions with Related Persons

As of December 31, 2013, the Company had a note payable totaling $500,000 due to a stockholder of the Company. The note payable is unsecured and was due on February 2014. In February 2014, the Company and the lender agreed to extend the due date of the loan for $500,000 for an additional year and will be due in February 2015.

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

ITEM 14.                      PRINCIPAL ACCOUNTING FEES AND SERVICES

AUDIT FEES

Audit and Non-Audit Fees

The following table sets forth the fees paid or accrued by us for the audit and other services provided by De Joya Griffith, LLC for the audit of our annual financial statements for the years ended December 31, 2013 and 2012:

	Fiscal Year Ended December 31, 2013	Fiscal Year Ended December 31, 2012

Audit Fees(1)	$16,500	$18,000
Audit-Related Fees	$-	$-
Tax Fees	$-	$-
All Other Fees	$-	$-
Total	$16,500	$18,000

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

Not applicable.

ITEM 15.                      EXHIBITS, FINANCIAL STATEMENT SCHEDULES

We have filed the following documents as part of this Annual Report on Form 10-K:

1.	The financial statements listed in the "Index to Consolidated Financial Statements" on page 36 are filed as part of this report.
2.	Financial statement schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.
3.	Exhibits included or incorporated herein: See index to Exhibits.

Exhibit Index
Incorporated by reference
Exhibit Number	Exhibit Description	Filed herewith	Form	Period ending	Exhibit	Filing date
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act	X
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act	X
101.INS**	XBRL Instance Document	X
101.SCG**	XBRL Taxonomy Extension Schema	X
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase	X
101.DEF**	XBRL Taxonomy Extension Definition Linkbase	X
101.LAB**	XBRL Taxonomy Extension Label Linkbase	X
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase	X
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

By: /S/Robertson J. Orr
Robertson James Orr, President

Date: April 14, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ Robertson J. Orr	Chairman of the Board of Directors,	April 14, 2014
Robertson James Orr	Chief Executive Officer (Principal Executive Officer)
and Principal Financial Officer

BOLLENTE COMPANIES INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

Office Locations
 Las Vegas, NV
  New York, NY
    Pune, India
 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Bollente Companies, Inc.

We have audited the accompanying consolidated balance sheets of Bollente Companies, Inc. (A Development Stage Company) (the "Company") and subsidiaries as of December 31, 2013 and 2012 and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended and for the period from inception (March 7, 2008) to December 31, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Bollente Companies, Inc. and subsidiaries as of December 31, 2013 and 2012 and the result of its operations and its cash flows for the years then ended and from inception (March 7, 2008) to December 31, 2013, in conformity with U.S. generally accepted accounting principles.

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

/s/ De Joya Griffith, LLC
Henderson, Nevada
April 8, 2014.

BOLLENTE COMPANIES, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS
(audited)

	December 31,	December 31,
	2013	2012

ASSETS

Current assets:
Cash	$4,329	$3,872
Prepaid expenses	24,761	100,362
Prepaid stock compensation	1,228,201	1,166,000
Total current assets	1,257,291	1,270,234

Other assets:
Security deposits	1,500	1,500
Trademarks	550	550
Website	58,598	3,500
Total other assets	60,648	5,550

Total assets	$1,317,939	$1,275,784

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$76,769	$28,598
Accrued salaries - related party	10,869	9,169
Accrued payroll taxes	11,891	11,891
Notes payable - related party	500,450	450
Accrued interest payable	-	221
Accrued interest payable - related party	1,599	5,153
Line of credit - related party	49,051	17,936
Notes payable, net of unamortized debt discount of $0	30,250	30,250
Total current liabilities	680,879	103,668

Long-term liabilities:
Notes payable - related party	-	500,000
Total long-term liabilities	-	500,000

Total liabilities	680,879	603,668

Stockholders' equity:
Preferred stock, $0.001 par value, 10,000,000 shares
authorized, no shares issued and outstanding
as of December 31, 2013 and December 31, 2012, respectively	-	-
Common stock, $0.001 par value, 100,000,000 shares
authorized, 10,242,460 and 8,152,460 shares issued and outstanding
as of December 31, 2013 and December 31, 2012, respectively	10,243	8,153
Additional paid-in capital	7,010,353	3,928,580
Subscriptions payable	94,850	7,500
Deficit accumulated during development stage	(6,478,386)	(3,272,117)
Total stockholders' equity	637,060	672,116

Total liabilities and stockholders' equity	$1,317,939	$1,275,784

See accompanying notes to consolidated financial statements.

BOLLENTE COMPANIES, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS
(audited)

			Inception
			(March 7, 2008)
	For the years ended		to
	December 31,		December 31,
	2013	2012	2013

Revenue	$-	$-	$-

Operating expenses:
General and administrative	130,294	47,925	257,189
General and administrative - related party	22,100	-	22,100
Executive compensation	123,600	154,776	521,302
Product development - related party	-	-	336,014
Research and development	301,801	45,550	406,881
Professional fees	2,583,814	878,477	4,777,586

Total operating expenses	3,161,609	1,126,728	6,321,072

Other expenses:
Interest expense - related party	(44,402)	(43,382)	(125,454)
Interest expense	(258)	(3,100)	(31,860)

Total other expenses	(44,660)	(46,482)	(157,314)

Net loss	$(3,206,269)	$(1,173,210)	$(6,478,386)

Net loss per common share - basic	$(0.38)	$(0.17)

Weighted average number of common shares	8,406,764	6,789,145
outstanding - basic

See accompanying notes to consolidated financial statements.

BOLLENTE COMPANIES, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
(audited)

								Deficit
								Accumulated
					Additional			During	Total
	Preferred Shares		Common Shares		Paid-In	Subscriptions	Subscriptions	Development	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Receivable	Payable	Stage	Equity (Deficit)
March 7, 2008
Issuance of common stock for cash on organization of the Company	-	$-	150,000	150	7,350	-	-	-	7,500

March 14, 2008
Issuance of common stock for professional fees			20,000	20	9,980				10,000

September 30, 2008
Issuance of common stock for cash, net offering costs			110,000	110	49,890	(500)			49,500

Net loss								(77,464)	(77,464)

Balance, December 31, 2008	-	$-	280,000	280	67,220	(500)	-	(77,464)	(10,464)

March 4, 2009
Donated capital					1,000				1,000

October 27, 2009
Issuance of common stock for cash			16,762	17	214,515				214,532

November 2, 2009
Cash received for sale of common stock							50,000		50,000

December 17, 2009
Cash received for sale of common stock							30,000		30,000

December 31, 2009
Expenses paid for by an officer of the Company					2,555				2,555

Net loss								(346,637)	(346,637)

Balance, December 31, 2009	-	$-	296,762	297	285,290	(500)	80,000	(424,101)	(59,014)

February 9, 2010
Issuance of common stock for services			10,000	10	194,990				195,000

February 28, 2010
Donated capital					3,555				3,555

March 3, 2010
Issuance of warrants for services					308,176				308,176

March 22, 2010
Issuance of common stock for services			1,000	1	14,999				15,000

May 5, 2010
Issuance of common stock for cash			11,967	12	122,988	500	(80,000)		43,500

June 9, 2010
Issuance of common stock for services			35,000	35	174,965				175,000

June 17, 2010
Issuance of common stock for services			20,000	20	79,980				80,000

July 1, 2010
Shares issuable for services							25,000		25,000

October 1, 2010
Shares issuable for services							25,000		25,000

December 31, 2010
Recapitalization for merger with Bollente, Inc.					34,275				34,275

Net loss								(1,021,222)	(1,021,222)

Balance, December 31, 2010	-	$-	374,729	375	1,219,218	-	50,000	(1,445,323)	(175,730)

February 17, 2011
Issuance to settle accounts payable			250,000	250	137,250				137,500

February 24, 2011
Deemed distribution					(516,563)				(516,563)

May 1, 2011
Issuance for employment agreement			50,000	50	39,950				40,000

May 16, 2011
Recapitalization for merger with Bollente, Inc.			4,707,727	4,708	(4,708)				-

June 21, 2011
Issuance for consulting services			375,000	375	299,625				300,000

September 30, 2011
Issuance for cash			400,000	400	99,600				100,000

September 30, 2011
Issuance for subscriptions payable			10,000	10	49,990		(50,000)		-

September 30, 2011
Issuance for enticement related to note payable			30,000	30	6,570		-		6,600

November 17, 2011
Issuance for consulting services			100,000	100	149,900				150,000

November 30, 2011
Shares issuable for employment agreement							164,000		164,000

December 31, 2011
Issuance for cash			100,000	100	24,900				25,000

December 31, 2011
Issuance for consulting services			100,000	100	104,900				105,000

Net loss								(653,584)	(653,584)

Balance, December 31, 2011	-	$-	6,497,456	6,498	1,610,632	-	164,000	(2,098,907)	(317,777)

February 29, 2012
Shares issuable for employment agreement							50,500		50,500

March 19, 2012
Issuance for subscriptions payable			150,000	150	214,350		(214,500)		-

March 31, 2012
Issuance for cash			50,000	50	24,950				25,000

April 30, 2012
Issuance for cash			120,000	120	59,880				60,000

May 29, 2012
Issuance for consulting services			120,000	120	191,880				192,000

May 31, 2012
Issuance for cash			30,000	30	14,970				15,000

May 31, 2012
Shares issuable for employment agreement			-	-	-		24,000		24,000

August 31, 2012
Issuance for cash			50,000	50	24,950				25,000

August 31, 2012
Shares issuable for employment agreement			-	-	-		28,350		28,350

September 28, 2012
Issuance for consulting services			30,000	30	74,970				75,000

September 28, 2012
Issuance for subscriptions payable			30,000	30	52,320		(52,350)		-

October 31, 2012
Issuance for consulting services			10,000	10	24,990				25,000

October 31, 2012
Issuance for cash			550,000	550	274,450				275,000

November 30, 2012
Issuance for consulting services			500,000	500	1,324,500				1,325,000

November 30, 2012
Issuance for employment agreement			15,000	15	23,235				23,250

December 31, 2012
Shares issuable for cash							7,500		7,500
Prior period adjustment					12,503				12,503

Net loss								(1,173,210)	(1,173,210)

Balance, December 31, 2012	-	$-	8,152,456	$8,153	$3,928,580	$-	$7,500	$(3,272,117)	$672,116

December 31, 2013
Issuance for cash			590,000	590	351,910		42,500		395,000

December 31, 2013
Issuance for employment agreement			45,000	45	66,705		44,850		111,600

December 31, 2013
Issuance for consulting services			1,195,000	1,195	2,532,655				2,533,850

December 31, 2013
Issuance for debt conversion			260,000	260	130,503				130,763

December 31, 2013
Net loss								(3,206,269)	(3,206,269)

Balance, December 31, 2013	-	$-	10,242,456	$10,243	$7,010,353	$-	$94,850	$(6,478,386)	$637,060

See accompanying notes to consolidated financial statements.

BOLLENTE COMPANIES, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(audited)

			Inception
			(March 7, 2008)
	For the years ended		to
	December 31,		December 31,
	2013	2012	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(3,206,269)	$(1,173,210)	$(6,478,386)
Adjustments to reconcile net loss
to net cash used in operating activities:
Shares issued for services	2,471,649	267,000	2,788,649
Shares issued for employment agreement	111,600	126,100	441,700
Shares issued for prepaid stock compensation	-	553,375	1,214,000
Warrants issued for services	-	-	308,176
Write-off of inventory deposit	-	-	21,000
Non-cash financing cost	-	-	22,056
Amortization of deferred financing cost	-	1,980	6,600
Amortization of debt discount	-	900	3,000
Accrued rent expense - related party line of credit	42,000	42,000	42,000
Changes in operating assets and liabilities:
(Increase) decrease in prepaid expenses	75,601	(100,199)	(31,761)
Decrease in other receivables	-	-	(14,000)
(Increase) in security deposits	-	-	(1,500)
Increase in accounts payable	48,172	(37,162)	161,691
Increase in accounts payable - related party	-	-	343
Increase in accrued salaries - related party	1,700	(17,352)	10,869
Increase in accrued payroll taxes	-	8,831	11,891
Increase in deferred revenue	-	-	14,235
(Decrease) Increase in accrued interest payable	-	621	621
Increase in accrued interest payable - related party	(3,013)	1,869	2,140

Net cash used in operating activities	(458,560)	(325,247)	(1,476,676)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase trademarks	-	-	(550)
Purchase website costs	(55,098)	(3,500)	(58,598)
Payments for due from related party	-	-	(44,372)
Repayments from due from related party	-	-	40,000

Net cash used in investing activities	(55,098)	(3,500)	(63,520)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable - related party	131,500	200	145,622
Repayments of notes payable - related party	(1,500)	-	(3,050)
Proceeds from line of credit - related party	46,200	26,500	173,470
Repayments of line of credit - related party	(57,085)	(102,445)	(166,419)
Proceeds from notes payable	-	-	41,760
Repayments for notes payable	-	-	(2,750)
Proceeds from sale of common stock, net of offering costs	395,000	407,500	1,348,782
Donated capital	-	-	7,110

Net cash provided by financing activities	514,115	331,755	1,544,525

NET CHANGE IN CASH	457	3,008	4,329

CASH AT BEGINNING OF YEAR	3,872	864	-

CASH AT END OF YEAR	$4,329	$3,872	$4,329

SUPPLEMENTAL INFORMATION:
Interest paid	$-	$41,111	$75,497
Income taxes paid	$-	$-	$-

Non-cash investing and financing activities:
Reclass accounts payable related party to accounts payable	$-	$-	$343
Reclass notes payable related party to notes payable	$-	$-	$11,760
Shares issued as settlement of accounts payable	$-	$-	$115,718
Shares issued for prepaid stock compensation	$1,228,201	$1,350,000	$1,941,225
Warrants issued for services	$-	$-	$308,176
Deemed distribution to majority shareholder	$-	$-	$(516,563)

See accompanying notes to consolidated financial statements.

BOLLENTE COMPANIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(AUDITED)

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

Nature of operations
The Company is involved in research and development of a new high quality, whole-house, electric tankless water heater that is more energy efficient than conventional products.

Principles of consolidation
The consolidated financial statements include the accounts of Bollente Companies, Inc. and its wholly owned subsidiaries. On May 16, 2010, the Company acquired 100% of the outstanding stock of Bollente, Inc.  On the date of acquisition, Bollente, Inc. was 2.78% owned and controlled 100% by Robertson J. Orr, a majority shareholder and officer and director of Bollente Companies, Inc. and the acquisition was accounted for by means of a pooling of the entities from the date of inception of Bollente Companies, Inc. on March 7, 2008 because the entities were under common control. On November 21, 2013, the Company formed a wholly owned subsidiary, Nuvola, Inc.  All significant inter-company transactions and balances have been eliminated.

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

Website
The Company capitalizes the costs associated with the development of the Company’s website pursuant to ASC Topic 350.  Other costs related to the maintenance of the website are expensed as incurred.  Amortization is provided over the estimated useful lives of 3 years using the straight-line method for financial statement purposes.   The Company plans to commence amortization upon completion and release of the Company’s fully operational website in 2014.

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

BOLLENTE COMPANIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(AUDITED)

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

Advertising costs
Advertising costs are anticipated to be expensed as incurred; however there were $43,322 and $0 advertising costs included in general and administrative expenses for the years ended December 31, 2013 and 2012.

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

The Company applies a more-likely-than-not recognition threshold for all tax uncertainties. ASC Topic 740 only allows the recognition of those tax benefits that have a greater than fifty percent likelihood of being sustained upon examination by the taxing authorities. As of December 31, 2013 and 2012, the Company reviewed its tax positions and determined there were no outstanding, or retroactive tax positions with less than a 50% likelihood of being sustained upon examination by the taxing authorities, therefore this standard has not had a material affect on the Company.

The Company does not anticipate any significant changes to its total unrecognized tax benefits within the next 12 months.

The Company classifies tax-related penalties and net interest as income tax expense. As of December 31, 2013 and 2012, no income tax expense has been incurred.

BOLLENTE COMPANIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(AUDITED)

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

Fair value of financial instruments
Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2013 and 2012. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, prepaid expenses and accounts payable. Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

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

BOLLENTE COMPANIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(AUDITED)

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. As noted above, the Company is in the development stage and, accordingly, has not yet generated revenues from operations. Since its inception, the Company has been engaged substantially in financing activities and developing its business plan and incurring start up costs and expenses. As a result, the Company incurred accumulated net losses from Inception (March 7, 2008) through the period ended December 31, 2013 of ($6,478,386). In addition, the Company’s development activities since inception have been financially sustained through debt and equity financing.

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

NOTE 3 – PREPAID STOCK COMPENSATION

During the month ended November 30, 2012, the Company issued a total of 500,000 shares of common stock as part of a consulting agreements totaling $1,325,000.  The shares were valued according to the fair value of the common stock.  The value of the shares was recorded as prepaid expense and is being amortized over one year which is the related service period of the respective agreements.  For the year ended December 31, 2013, the Company expensed $1,166,000 as professional fees with a remaining prepaid expense amount totaling $0 at December 31, 2013. The balance at December 31, 2012 was $1,166,000.

During the quarter ended September 30, 2013, the Company issued a total of 1,065,000 shares of common stock as part of a consulting agreements totaling $2,176,000.  The shares were valued according to the fair value of the common stock.  The value of the shares was recorded as prepaid expense and is being amortized over 6 months to one year which is the related service period of the respective agreements.  For the year ended December 31, 2013, the Company expensed $986,442 as professional fees with a remaining prepaid expense amount totaling $1,189,558 at December 31, 2013. The balance at December 31, 2012 was $0.

During the quarter ended December 31, 2013, the Company issued a total of 15,000 shares of common stock as part of a consulting agreements totaling $45,850.  The shares were valued according to the fair value of the common stock.  The value of the shares was recorded as prepaid expense and is being amortized over one year which is the related service period of the respective agreements.  For the year ended December 31, 2013, the Company expensed $2,068 as professional fees with a remaining prepaid expense amount totaling $38,643 at December 31, 2013. The balance at December 31, 2012 was $0.

BOLLENTE COMPANIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(AUDITED)

NOTE 4 – WEBSITE

Website consists of the following at:

	December 31, 2013	December 31, 2012

Website	$58,598	$3,500

Less: Accumulated amortization	-	-

Website, net	$58,598	$3,500

Amortization expense for the years ended December 31, 2013 and 2012 was $0 and $0, respectively.

NOTE 5 – NOTES PAYABLE – RELATED PARTY

Notes payable consist of the following at:

	December 31, 2013	December 31, 2012

Note payable to an officer, director and shareholder, unsecured, 0% interest, due upon demand	$450	$450

Note payable with a shareholder, unsecured, 0% interest, due upon demand	-	-

Note payable with a shareholder, unsecured, 5% interest, due February 2015	500,000	-

Notes Payable – Current	$500,450	$450

	December 31, 2013	December 31, 2012
Line of credit for up to $150,000, from a shareholder, unsecured, 5% interest, due December 2014	$49,051	$17,936

Line of credit – Current	$49,051	$17,936

During the year ended December 31, 2013, the note payable was reclassified to current liabilities from long term liabilities.

During December 2013, the Company and the lender agreed to extend the due date of the line of credit to December 2014.

Interest expense for the years ended December 31, 2013 and 2012 was $44,402 and $43,382, respectively.

BOLLENTE COMPANIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(AUDITED)

NOTE 6 – NOTES PAYABLE

	December 31, 2013	December 31, 2012
Note payable to an unrelated third party, unsecured, due May 2012, in default as of June 30, 2013	$30,250	$30,250

Unamortized debt discount	-	-

Notes Payable – Current	$30,250	$30,250

During December 2013, the Company and the lender agreed to convert $15,250 of the principal balance into 15,250 shares of common stock.  As of December 31, 2013, the shares have not been issued.

Interest expense, including the amortization of the debt discount and the amortization of the deferred financing cost for the years ended December 31, 2013 and 2012 was $0 and $900, respectively.

NOTE 7 – LONG TERM NOTES PAYABLE – RELATED PARTY

Notes payable consists of the following at:

	December 31, 2013	December 31, 2012
Note payable with a shareholder, unsecured, 5% interest, due February 2015	$-	$500,000

Notes Payable – Long Term	$-	$500,000

During the year ended December 31, 2013, the note payable was reclassified to current liabilities from long term liabilities.

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

BOLLENTE COMPANIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(AUDITED)

NOTE 8 – STOCKHOLDERS’ EQUITY (CONTINUED)

Common stock (continued)
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
(AUDITED)

NOTE 8 – STOCKHOLDERS’ EQUITY (CONTINUED)

Common stock (continued)
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

BOLLENTE COMPANIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(AUDITED)

NOTE 8 – STOCKHOLDERS’ EQUITY (CONTINUED)

Common stock (continued)
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

During the month ended November 30, 2012, the Company issued a total of 500,000 shares of common stock issued as part of a consulting agreements totaling $1,325,000.  The shares were valued according to the fair value of the common stock.  The value of the shares was recorded as prepaid expense and will be amortized over one year which is the related service period of the respective agreements.

On November 30, 2012, the Company issued 15,000 shares of common stock to an officer, director and shareholder of the Company as part of his employment agreement.  The shares were valued according to the fair value of the common stock as of November 30, 2012.

BOLLENTE COMPANIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(AUDITED)

NOTE 8 – STOCKHOLDERS’ EQUITY (CONTINUED)

Common stock (continued)
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

On August 31, 2013, the Company recorded a stock payable totaling $21,750 for 15,000 shares of common stock owed to an officer, director and shareholder of the Company as part of his employment agreement.  The shares were valued according to the fair value of the common stock as of August 31, 2013.  The shares were issued on December 10, 2013 and stock payable was reduced by $21,750.

BOLLENTE COMPANIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(AUDITED)

NOTE 8 – STOCKHOLDERS’ EQUITY (CONTINUED)

Common stock (continued)
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

On October 7, 2013, the Company issued 5,000 shares of common stock for consulting services totaling $15,850 to be performed over a period of one year.  The shares were valued according to the fair value of the common stock.

On November 19, 2013, the Company issued 10,000 shares of common stock for consulting services totaling $30,000 to be performed over a period of one year.  The shares were valued according to the fair value of the common stock.

On November 30, 2013, the Company recorded a stock payable totaling $44,850 for 15,000 shares of common stock owed to an officer, director and shareholder of the Company as part of his employment agreement.  The shares were valued according to the fair value of the common stock as of November 30, 2013.  The shares were unissued as of December 31, 2013 and are recorded in stock payable.

On December 10, 2013, the Company issued 75,000 shares of common stock for a bonus for consulting services totaling $232,500.  The shares were valued according to the fair value of the common stock.

During the three months ended December 31, 2013, the Company sold a total of 390,000 shares of common stock for cash received of $270,000.  As of December 31, 2013, the Company had 50,000 shares of common stock that was unissued and recorded $50,000 to stock payable.

BOLLENTE COMPANIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(AUDITED)

NOTE 9 – WARRANTS

The following is a summary of the status of all of the Company’s stock warrants as of December 31, 2013 and 2012 and changes during the years ended on that date:

	Number of Warrants	Weighted-Average Exercise Price
Outstanding at January 1, 2012	20,000	$15.50
Granted	-	$0.00
Exercised	-	$0.00
Cancelled	-	$0.00
Outstanding at December 31, 2012	20,000	$15.50
Granted	-	$0.00
Exercised	-	$0.00
Cancelled	(20,000)	$15.50
Outstanding at December 31, 2013	-	$0.00
Warrants exercisable at December 31, 2013	-	$0.00
Warrants exercisable at December 31, 2012	20,000	$15.50

NOTE 10 – INCOME TAXES

At December 31, 2013 and 2012, the Company had a federal operating loss carryforward of $1,694,205 and $1,071,185, which begins to expire in 2028.

Components of net deferred tax assets, including a valuation allowance, are as follows at December 31, 2013 and 2012:

	2013	2012
Deferred tax assets:
Net operating loss carryforward	$592,972	$374,915
Total deferred tax assets	592,972	374,915
Less: Valuation allowance	(592,972)	(374,915)
Net deferred tax assets	$-	$-

BOLLENTE COMPANIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(AUDITED)

NOTE 10 – INCOME TAXES (CONTINUED)

The valuation allowance for deferred tax assets as of December 31, 2013 and 2012 was $592,972 and $374,915, respectively, which will begin to expire 2028.  In assessing the recovery of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in the periods in which those temporary differences become deductible.  Management considers the scheduled reversals of future deferred tax assets, projected future taxable income, and tax planning strategies in making this assessment.  As a result, management determined it was more likely than not the deferred tax assets would not be realized as of December 31, 2013 and 2012 and maintained a full valuation allowance.

Reconciliation between the statutory rate and the effective tax rate is as follows at December 31, 2013 and 2012:

	2013	2012
Federal statutory rate	(35.0)%	(35.0)%
State taxes, net of federal benefit	(0.00)%	(0.00)%
Change in valuation allowance	35.0%	35.0%
Effective tax rate	0.0%	0.0%

NOTE 11 – AGREEMENTS

Lease agreement
On January 3, 2013, the Company executed a sublease agreement with Perigon Companies, LLC, a related party.  The lease term is one year at a rate of $3,500 per month.  The Company paid a refundable security deposit of $1,500.  Rent expense for the years ended December 31, 2013 and 2012 was $42,000 and $42,000, respectively.

Employment agreement
Effective March 1, 2013, the Company entered into an amended employment agreement with the President of the Company.  The officer will receive annual compensation of $12,000 due monthly.  Additionally, the Company will issue 15,000 shares of common stock per quarter starting from the three months ended May 31, 2013.  Stock based compensation expense for the years ended December 31, 2013 and 2012 was $111,600 and $126,100, respectively.

BOLLENTE COMPANIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(AUDITED)

NOTE 12 – PRIOR PERIOD ADJUSTMENT

During the year ended December 31, 2013, the management of the Company discovered documentation and realized that they should have adjusted off liabilities due to a related party to additional paid in capital when the forgiveness of debt was signed during 2011.  The Company has corrected the error during 2013 and presented the December 31, 2012 balance sheet with the correction.  There is no need to restate the prior period financial statements because the changes were immaterial to the overall financial statements.

BALANCE SHEET	As Originally	Adjustments	As
AS OF DECEMBER 31, 2012	Filed	Increase/(Decrease)	Restated

ASSETS:
Cash	$3,872	$-	$3,872
Prepaid expenses	100,362	-	100,362
Prepaid stock compensation	1,166,000	-	1,166,000
Deferred financing cost, net	-	-	-
Security deposits	1,500	-	1,500
Trademarks	550	-	550
Website	3,500	-	3,500
TOTAL ASSETS	$1,275,784	$-	$1,275,784

LIABILITIES:
Accounts payable	$28,941	$(343)	$28,598
Accrued salaries - related party	9,169	-	9,169
Accrued payroll taxes	11,891	-	11,891
Notes payable - related party	450	-	450
Accrued interest payable	621	(400)	221
Accrued interest payable - related party	5,153	-	5,153
Line of credit - related party	17,936	-	17,936
Notes payable	42,010	(11,760)	30,250
Long term notes payable - related party	500,000	-	500,000

EQUITY:
Preferred stock	-		-
Common stock	8,153	-	8,153
Additional paid in capital	3,916,077	12,503	3,928,580
Subscriptions payable	7,500	-	7,500
Deficit accumulated during development stage	(3,272,117)		(3,272,117)
TOTAL LIABILITIES AND EQUITY	$1,275,784	$-	$1,275,784

BOLLENTE COMPANIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(AUDITED)

NOTE 13 – SUBSEQUENT EVENTS

In January 2014, the Company renewed its sublease with Perigon Companies, LLC at the same terms as the prior sublease agreement except for the new location.

In February 2014, the Company and the lender agreed to extend the due date of the loan for $500,000 for an additional year and will be due in Feb 2015.

In February 2014, the Company repaid $15,000 on the note payable.  The remaining balance of $15,250 will be satisfied once the Company issues 15,250 shares of common stock. As of the date of this report no shares related to this agreement have been issued.

In March 2014, the Company executed an employment agreement with the President of the Company.  The officer will receive annual compensation of $75,000 due monthly.  The officer can choose to receive the compensation in cash or in shares of common stock at $1 per share.  Additionally, the Company will issue 60,000 shares of common stock upon execution of the agreement and 30,000 shares of common stock per quarter starting from the three months ended May 31, 2014. As of the date of this report no shares related to this agreement have been issued.

In March 2014, the Company executed two consulting agreements for a period of one year and agreed to issued a total of 350,000 shares of common stock to the consultants. 350,000 shares have not yet been issued as of the date of this report.

In March 2014, the Company executed two consulting agreements for a period of two year and issued a total of 200,000 shares of common stock to the consultants.

In March 2014, the Company and the lender agreed to settle $275,000 in principal in exchange for 1,100,000 shares of common stock. As of the date of this report these shares have not yet been issued.

During the three months ended March 31, 2014, the Company sold 1,607,999 shares of common stock in exchange for $1,607,999.  As of the date of this report 1,476,910 shares related to these subscriptions have been issued.