Form 10-Q
period 2014-03-31
Bollente Companies Inc.
filed 2014-05-20
CIK 1429393

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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
Yes ☐     No ☒

The number of shares of Common Stock, $0.001 par value, outstanding on May 15, 2014, was 14,551,620 shares.

BOLLENTE COMPANIES INC.
QUARTERLY PERIOD ENDED MARCH 31, 2014

PART I – FINANCIAL INFORMATION

Item 1.                                Financial Statements

BOLLENTE COMPANIES, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS
(unaudited)

	March 31,	December 31,
	2014	2013

ASSETS

Current assets:
Cash	$325,589	$4,329
Accounts receivable	17,068	-
Prepaid expenses	214,845	24,761
Prepaid stock compensation - current portion	521,343	1,228,201
Total current assets	1,078,845	1,257,291

Fixed assets, net	12,049	-

Other assets:
Security deposits	1,500	1,500
Trademarks	824	550
Prepaid stock compensation - long term portion	91,667	-
Website, net	55,343	58,598
Total other assets	149,334	60,648

Total assets	$1,240,228	$1,317,939

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$201,300	$76,769
Customer deposits	600	-
Accrued salaries - related party	10,315	10,869
Accrued payroll taxes	11,891	11,891
Notes payable - related party	361,537	500,450
Accrued interest payable - related party	396	1,599
Line of credit - related party	-	49,051
Notes payable, net of unamortized debt discount of $0	3,000	30,250
Total current liabilities	589,039	680,879

Total liabilities	589,039	680,879

Stockholders' deficit:
Preferred stock, $0.001 par value, 10,000,000 shares
authorized, no shares issued and outstanding
as of March 31, 2014 and December 31, 2013, respectively	-	-
Common stock, $0.001 par value, 100,000,000 shares
authorized, 11,980,366 and 10,242,460 shares issued and outstanding
as of March 31, 2014 and December 31, 2013, respectively	11,981	10,243
Additional paid-in capital	8,746,525	7,010,353
Subscriptions receivable	(40,000)	-
Common stock payable	374,850	94,850
Deficit accumulated during development stage	(8,442,167)	(6,478,386)
Total stockholders' equity	651,189	637,060

Total liabilities and stockholders' equity	$1,240,228	$1,317,939

See accompanying notes to consolidated financial statements.

BOLLENTE COMPANIES, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

			Inception
			(March 7, 2008)
	For the three months ended		to
	March 31,		March 31,
	2014	2013	2014

Revenue	$18,026	$-	$18,026

Cost of goods sold	(53,850)	-	(53,850)

Gross profit	(35,824)	-	(35,824)

Operating expenses:
General and administrative	290,913	11,230	548,102
General and administrative - related party	-	-	22,100
Executive compensation	68,250	29,271	589,552
Product development - related party	-	-	336,014
Research and development	331,530	103,080	738,411
Professional fees	1,228,373	355,214	6,005,959

Total operating expenses	1,919,066	498,795	8,240,138

Other expenses:
Interest expense - related party	(8,691)	(10,206)	(134,145)
Interest expense	(200)	(139)	(32,060)

Total other expenses	(8,891)	(10,345)	(166,205)

Net loss	$(1,963,781)	$(509,140)	$(8,442,167)

Net loss per common share - basic	$(0.18)	$(0.06)

Weighted average number of common shares	11,113,647	8,152,460
outstanding - basic

See accompanying notes to consolidated financial statements.

BOLLENTE COMPANIES, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

			Inception
			(March 7, 2008)
	For the three months ended		to
	March 31,		March 31,
	2014	2013	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,963,781)	$(509,140)	$(8,442,167)
Adjustments to reconcile net loss
to net cash used in operating activities:
Shares issued or payable for services	82,661	340,750	2,871,310
Shares issued or payable for employment agreement	65,000	26,250	506,700
Shares issued for prepaid stock compensation	815,191	-	2,029,191
Warrants issued for services	-	-	308,176
Write-off of inventory deposit	-	-	21,000
Non-cash financing cost	-	-	22,056
Amortization of website costs	3,255	-	3,255
Amortization of deferred financing cost	-	-	6,600
Amortization of debt discount	-	-	3,000
Accrued rent expense - related party line of credit	10,500	-	52,500
Changes in operating assets and liabilities:
(Increase) in accounts receivable	(17,068)	-	(17,068)
(Increase) decrease in prepaid expenses	(190,084)	100,362	(221,845)
(Increase) in other receivables	-	-	(14,000)
(Increase) in security deposits	-	-	(1,500)
Increase in accounts payable	124,531	14,266	286,222
Increase in accounts payable - related party	-	-	343
Increase in customer deposits	600	-	600
Increase (decrease) in accrued salaries - related party	(554)	3,000	10,315
Increase in accrued payroll taxes	-	-	11,891
Increase in deferred revenue	-	-	14,235
Increase in accrued interest payable	-	54	621
Increase in accrued interest payable - related party	(1,203)	10,206	937

Net cash used in operating activities	(1,070,952)	(14,252)	(2,547,628)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase trademarks	(274)	-	(824)
Purchase website costs	-	-	(58,598)
Purchase fixed assets	(12,049)	-	(12,049)
Payments for due from related party	-	-	(44,372)
Repayments from due from related party	-	-	40,000

Net cash used in investing activities	(12,323)	-	(75,843)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable - related party		-	145,622
Repayments of notes payable - related party	(138,913)	-	(141,963)
Proceeds from line of credit - related party	6,500	10,500	179,970
Repayments of line of credit - related party	(66,051)	-	(232,470)
(Repayments) proceeds from notes payable	(15,000)	-	26,760
Repayments for notes payable	-	-	(2,750)
Proceeds from sale of common stock, net of offering costs	1,617,999	-	2,966,781
Donated capital	-	-	7,110

Net cash provided by financing activities	1,404,535	10,500	2,949,060

NET CHANGE IN CASH	321,260	(3,752)	325,589

CASH AT BEGINNING OF YEAR	4,329	3,872	-

CASH AT END OF YEAR	$325,589	$120	$325,589

SUPPLEMENTAL INFORMATION:
Interest paid	$-	$-	$75,497
Income taxes paid	$-	$-	$-

Non-cash investing and financing activities:
Reclass accounts payable related party to accounts payable	$-	$-	$343
Reclass notes payable related party to notes payable	$-	$-	$11,760
Shares issued as settlement of accounts payable	$-	$-	$115,718
Shares issued for prepaid stock compensation	$200,000	$-	$3,147,576
Warrants issued for services	$-	$-	$308,176
Deemed distribution to majority shareholder	$-	$-	$(516,563)
Shares issued for debt settlement	$12,250	$-	$12,250

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

These statements reflect all adjustments, consisting of normal recurring adjustments, which in the opinion of management, are necessary for a fair presentation of the information contained therein. It is suggested that these interim financial statements be read in conjunction with the financial statements of the Company for the years ended December 31, 2013 and 2012 and notes thereto included in the Company’s 10-K annual report. The Company follows the same accounting policies in the preparation of interim reports.

The Company has not yet commenced significant operations and, in accordance with ASC Topic 915, the Company is considered a development stage company. Results of operations for the interim period are not indicative of annual results.

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

Fair value of financial instruments
Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of March 31, 2014. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, prepaid expenses and accounts payable. Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

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

Recent pronouncements
The Company has evaluated recent accounting pronouncements through May 2014 and believes that none of them will have a material effect on the Company’s financial statements.

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. As noted above, the Company is in the development stage and, accordingly, has not yet generated revenues from operations. Since its inception, the Company has been engaged substantially in financing activities and developing its business plan and incurring start up costs and expenses. As a result, the Company incurred accumulated net losses from Inception (March 7, 2008) through the period ended March 31, 2014 of ($8,442,167). In addition, the Company’s development activities since inception have been financially sustained through debt and equity financing.

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

NOTE 3 – WEBSITE

Website consists of the following at:

	March 31, 2014	December 31, 2013

Website	$58,598	$58,598

Less: Accumulated amortization	(3,255)	-

Website, net	$55,343	$58,598

Amortization expense for the three months ended March 31, 2014 and 2013 was $3,255 and $0, respectively.

BOLLENTE COMPANIES INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 4 – NOTES PAYABLE – RELATED PARTY

Notes payable consist of the following at:

	March 31, 2014	December 31, 2013

Note payable to an officer, director and shareholder, unsecured, 0% interest, due upon demand	$450	$450

Note payable with a shareholder, unsecured, 5% interest, due February 2015	361,087	500,000

Notes Payable – Current	$361,537	$500,450

	March 31, 2014	December 31, 2013
Line of credit for up to $150,000, from a shareholder, unsecured, 5% interest, due December 2014	$-	$49,051

Line of credit – Current	$-	$49,051

Interest expense for the three months ended March 31, 2014 and 2013 was $8,891 and $10,206, respectively.

NOTE 5 – NOTES PAYABLE

	March 31, 2014	December 31, 2013
Note payable to an unrelated third party, unsecured, due May 2012, in default as of March 31, 2014	$3,000	$30,250

Unamortized debt discount	-	-

Notes Payable – Current	$3,000	$30,250

During March 2014, the Company and the lender agreed to convert $12,250 of the principal balance into 12,250 shares of common stock.  As of March 31, 2014, the shares have not been issued.

Interest expense, including the amortization of the debt discount and the amortization of the deferred financing cost for the three months ended March 31, 2014 and 2013 was $0 and $54, respectively.

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

Common stock

During the three months ended March 31, 2014, the Company issued a total of 1,428,999 of common stock for cash received of $1,428,999, of which $50,000 of the funds were received as of December 31, 2013 and recorded as stock payable. Additionally $239,000 were received in cash under subscription, however the shares were not issued as of March 31, 2014 and accordingly recorded as a stock payable.

During the three months ended March 31, 2014, the Company issued 40,000 shares of common stock for funds not yet received.

During the three months ended March 31, 2014, the Company recorded a stock payable totalling $65,000 for 65,000 shares of common stock owed to employees of the Company as part of their employment agreement.  The shares were valued according to the fair value of the common stock as of March 1, 2014.  The shares were unissued as of March 31, 2014 and are recorded in stock payable.

During the three months ended March 31, 2014, the Company issued 200,000 shares of common stock for consulting services totaling $200,000 to be performed over a period of two years.  The shares were valued according to the fair value of the common stock.

During the three months ended March 31, 2014, the Company issued 68,911 shares of common stock for consulting services totaling $68,911.  The shares were valued according to the fair value of the common stock.

During the three months ended March 31, 2014, the Company recorded a stock payable totalling $13,750 for 13,750 shares of common stock owed to consultants of the Company as part of their consulting agreement.  The shares were valued according to the fair value of the common stock as of March 1, 2014.  The shares were unissued as of March 31, 2014 and are recorded in stock payable.

During the three months ended March 31, 2014, the Company issued 12,250 shares of common stock in exchange for a settlement of debt for $12,250 with a related party. The shares were not yet issued as of March 31, 2014, as such these were treated as stock payable.  The related party is a shareholder of the Company.  The principal amount of the debt was $15,250.  Since the settlement of debt was with a related party, the Company treated this as a capital transaction and no gain on the debt settlement was recorded.

NOTE 7 – PREPAID STOCK COMPENSATION

During the quarter ended September 30, 2013, the Company issued a total of 1,065,000 shares of common stock as part of a consulting agreement totaling $2,176,000.  The shares were valued according to the fair value of the common stock.  The value of the shares was recorded as prepaid expense and is being amortized over 6 months to one year which is the related service period of the respective agreement.  For the three months ended March 31, 2014, the Company expensed $795,395 as professional fees with a remaining prepaid expense amount totaling $394,162 at March 31, 2014.

BOLLENTE COMPANIES INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 7 – PREPAID STOCK COMPENSATION (CONTINUED)

During the quarter ended December 31, 2013, the Company issued a total of 15,000 shares of common stock as part of a consulting agreement totaling $45,850.  The shares were valued according to the fair value of the common stock.  The value of the shares was recorded as prepaid expense and is being amortized over one year which is the related service period of the respective agreement.  For the three months ended March 31, 2014, the Company expensed $11,463 as professional fees with a remaining prepaid expense amount totaling $27,181 at March 31, 2014.

During the quarter ended March 31, 2014, the Company issued a total of 200,000 shares of common stock as part of two consulting agreements totaling $200,000.  The shares were valued according to the fair value of the common stock.  The value of the shares was recorded as prepaid expense and is being amortized over one year which is the related service period of the respective agreements.  For the three months ended March 31, 2014, the Company expensed $8,333 as professional fees with a remaining prepaid expense amount totaling $191,667 at March 31, 2014.

NOTE 8 – AGREEMENTS

Lease agreement
In January 2014, the Company executed a sublease agreement with Perigon Companies, LLC, a related party.  The lease term is one year at a rate of $3,500 per month.  The Company paid a refundable security deposit of $1,500.  Rent expense for the three months ended March 31, 2014 and 2013 was $10,500 and $10,500, respectively.

Employment agreement
Effective January 2014, the Company executed a two year employment agreement with the Vice President of Sales.  The individual will receive annual compensation of $125,000 per year.  The individual will earn a bonus of $40,000 when the Company sells and receives payment for 1,500 tankless hot water systems during the twelve months ended January 31, 2015.  The individual will earn a bonus of $40,000 when the Company sells and receives payment for 3,000 tankless hot water systems during the twelve months ended January 31, 2016.  The individual is also eligible for a commission equal to 2% of gross sales of tankless hot water systems.

Additionally, there were 5,000 shares due upon execution of the agreement, 5,000 shares due on July 15, 2014, 5,000 shares due on February 1, 2015, and 5,000 shares due on July 1, 2015.

Effective March 1, 2014, the Company executed an employment agreement with the President of the Company.  The officer will receive annual compensation of $75,000, paid $6,250 per month.  The officer can choose to receive the compensation in cash or in shares of common stock at $1 per share.  Additionally, the Company will issue 60,000 shares of common stock upon execution of the agreement and 30,000 shares of common stock per quarter starting from the three months ended May 31, 2014.

NOTE 9 – SUBSEQUENT EVENTS

In May 2014, the Company executed a software and services license agreement stating that the Company would pay a monthly fee based on unit usage of cloud diagnostic software.

During April 2014, the Company issued 229,000 shares towards stock payable, funds were paid during the three months ended March 31, 2014 totalling $229,000.

During April 2014, the Company issued 1,112,250 shares of common stock in exchange for a settlement of debt totaling $287,250, $12,250 were recorded as stock payable as of March 31, 2014.

During April 2014, the Company issued 80,000 shares under employee contracts. The shares were recorded as stock payable at $109,850 as of March 31, 2014. Additionally 275,000 shares were issued to an employee under a new employment agreement valued at $275,000.

During April 2014, the Company issued 480,000 shares of common stock for services totaling $480,000. $13,750 were recorded as stock payable as of March 31, 2014.

During May 2014, the Company issued 395,000 shares of common stock for cash totaling $395,000 under new subscription agreement at $1 per share.

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

AVAILABLE INFORMATION

We file annual, quarterly and other reports and other information with the SEC. You can read these SEC filings and reports over the Internet at the SEC's website at www.sec.gov or on our website at www.bollentecompanies.com. You can also obtain copies of the documents at prescribed rates by writing to the Public Reference Section of the SEC at 100 F Street, NE, Washington, DC 20549 on official business days between the hours of 10:00 am and 3:00 pm. Please call the SEC at (800) SEC-0330 for further information on the operations of the public reference facilities. We will provide a copy of our annual report to security holders, including audited financial statements, at no charge upon receipt to of a written request to us at Bollente Companies, Inc., 8800 N. Gainey Dr., Suite 270, Scottsdale, Arizona 85258.

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

Employees

Currently, we have three part-time employees, including Robertson James Orr, who is also our sole officer and director. We are using and will continue to use independent consultants and contractors to perform various professional services. We believe that this use of third-party service providers may enhance our ability to contain operating and general expenses, and capital costs.

RESULTS OF OPERATIONS

Revenues

In the three months ended March 31, 2014 we generated $18,026 in revenues, as compared to $0 revenues in the prior year. Cost of goods sold was $53,850, as compared to $0 in the prior year.

Expenses

Operating expenses totaled $1,919,066 during the three months ended March 31, 2014 as compared to $498,795 in the prior year. In the three month period ended March 31, 2014, our expenses primarily consisted of General and Administrative of $290,913, Executive Compensation of $68,250, Research and Development of $331,530, and Professional fees of $1,228,373.

General and administrative fees increased $279,683, from the three months ended March 31, 2013 to the three months ended March 31, 2014.  This increase was primarily due to an increase in rent expense.

Executive Compensation increased $38,979 from the three months ended March 31, 2013 to the three months ended March 31, 2014.  Executive Compensation increased due to an increase in compensation to the President of the Company.

Research and development expenses totaled $331,530 during the three months ended March 31, 2014 as compared to $103,080 during the three months ended March 31, 2013.  This increase is attributed primarily to the Company spending more towards developing its technology.

Professional fees increased $873,159 from the three months ended March 31, 2013 to the three months ended March 31, 2014.  Professional fees increased due to an increase in legal and accounting fees associated with public company filings and the amortization of the prepaid stock compensation.

Other Expenses

Interest expense – related party decreased $1,515 to $8,691 in the three months ended March 31, 2014 from $10,206 for the three months ended March 31, 2013. The decrease was the result of a decrease in notes payable with interest accruals.

Interest expense increased $61 to $200 in the three months ended March 31, 2014 from $139 for the three months ended March 31, 2013. The increase was the result of an increase in interest accruals from note payables.

Net Loss

In the three months ended March 31, 2014, we generated a net loss of $1,963,781, an increase of $1,454,641 from $509,140 for the three months ended March 31, 2013. This increase was attributable to increased accounting and legal fees as well as professional fees from share based consulting contracts.

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

Liquidity and Capital Resources

As of March 31, 2014, we had $325,589 in cash, $17,068 in accounts receivable, $214,845 in prepaid expenses and $521,343 in prepaid stock compensation. The following table provides detailed information about our net cash flow for all financial statement periods presented in this Quarterly Report. To date, we have financed our operations through the issuance of stock and borrowings.

The following table sets forth a summary of our cash flows for the three months ended March 31, 2014 and 2013:

	Three months ended March 31,
	2014	2013
Net cash used in operating activities	$(1,070,952)	$(14,252)
Net cash used in investing activities	(12,323)	-
Net cash provided by financing activities	1,404,535	10,500
Net increase/(decrease) in Cash	321,260	(3,752)
Cash, beginning	4,329	3,872
Cash, ending	$325,589	$120

Operating activities

Net cash used in operating activities was $1,070,952 for the period ended March 31, 2014, as compared to $14,252 used in operating activities for the same period in 2013. The increase in net cash used in operating activities was primarily due to an increase legal, accounting, research and development and consulting contract cost.

Investing activities

Net cash used in investing activities was $12,323 for the period ended March 31, 2014, as compared to $0 used in investing activities for the same period in 2013. The net cash used in investing activities for the current period was primarily due to the purchase of computer equipment.

Financing activities

Net cash provided by financing activities for the period ended March 31, 2014 was $1,404,535, as compared to $10,500 for the same period of 2013. The increase of net cash provided by financing activities was mainly attributable more equity financing net of repayment of related party liabilities.

As of March 31, 2014, we continue to use traditional and/or debt financing to provide the capital we need to run the business.

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

Item 1A. Risk Factors

The risk factors listed in our 2013 Form 10-K on pages 10 to 16, filed with the Securities Exchange Commission on April 14, 2014, are hereby incorporated by reference.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Stock Issuances

During the three months ended March 31, 2014, the Company issued a total of 1,428,999 of common stock for cash received of $1,428,999, of which $50,000 of the funds were received as of December 31, 2013 and recorded as stock payable. Additionally $239,000 were received in cash under subscription, however the shares were not issued as of March 31, 2014 and accordingly recorded as a stock payable.

During the three months ended March 31, 2014, we issued 40,000 shares of common stock for funds not yet received.

During the three months ended March 31, 2014, we recorded a stock payable totaling $80,000 for 80,000 shares of common stock owed to employees of the Company as part of their employment agreement.  The shares were valued according to the fair value of the common stock as of March 1, 2014.  The shares were unissued as of March 31, 2014 and are recorded in stock payable.

During the three months ended March 31, 2014, we issued 200,000 shares of common stock for consulting services totaling $200,000 to be performed over a period of two years.  The shares were valued according to the fair value of the common stock.

During the three months ended March 31, 2014, we issued 68,911 shares of common stock for consulting services totaling $68,911.  The shares were valued according to the fair value of the common stock.

During the three months ended March 31, 2014, we recorded a stock payable totaling $13,750 for 13,750 shares of common stock owed to consultants of the Company as part of their consulting agreement.  The shares were valued according to the fair value of the common stock as of March 1, 2014.  The shares were unissued as of March 31, 2014 and are recorded in stock payable.

During the three months ended March 31, 2014, we issued 12,250 shares of common stock in exchange for a settlement of debt for $12,250 with a related party.  The related party is a shareholder of the Company.  The principal amount of the debt was $15,250.  Since the settlement of debt was with a related party, we treated this as a capital transaction and no gain on the debt settlement was recorded.

We made the above common stock issuance in reliance upon the exemption from registration under Section 4(2) of the Securities Act for private offerings not involving a public distribution.

Subsequent Sales & Issuances of Unregistered Securities

During April 2014, we issued 229,000 shares towards stock payable; funds were paid during the three months ended March 31, 2014 totaling $229,000.

During April 2014, we issued 1,112,250 shares of common stock in exchange for a settlement of debt totaling $287,250.

During April 2014, the Company issued 80,000 shares under employee contracts. The shares were recorded as stock payable at $109,850 as of March 31, 2014. Additionally 275,000 shares were issued to an employee under a new employment agreement valued at $275,000.

During April 2014, we issued 480,000 shares of common stock for services totaling $480,000.

During May 2014, we issued 395,000 shares of common stock for cash totaling $395,000.

We made the above common stock issuance in reliance upon the exemption from registration under Section 4(2) of the Securities Act for private offerings not involving a public distribution.

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities from the time of our inception on March 7, 2008 through the period ended March 31, 2014.

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

Date: May 20, 2014