Form 10-Q
period 2014-06-30
Bollente Companies Inc.
filed 2014-08-12
CIK 1429393

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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
Yes ☐     No ☒

The number of shares of Common Stock, $0.001 par value, outstanding on August 11, 2014, was 14,754,620 shares.

BOLLENTE COMPANIES INC.
QUARTERLY PERIOD ENDED JUNE 30, 2014

PART I – FINANCIAL INFORMATION

Item 1.                                Financial Statements

BOLLENTE COMPANIES, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS
(unaudited)

	June 30,	December 31,
	2014	2013

ASSETS

Current assets:
Cash	$ 115,180	$ 4,329
Accounts receivable	34,821	-
Prepaid expenses	116,462	24,761
Other receivables	130
Prepaid stock compensation	742,418	1,228,201
Total current assets	1,009,011	1,257,291

Fixed assets, net	10,776	-

Other assets:
Security deposits	1,500	1,500
Trademarks	825	550
Prepaid stock compensation - long term portion	73,333
Website	50,459	58,598
Total other assets	126,117	60,648

Total assets	$ 1,145,904	$ 1,317,939

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$ 279,520	$ 76,769
Credit cards	3,500	-
Customer deposits	700	-
Accrued salaries - related party	13,065	10,869
Accrued payroll taxes	11,891	11,891

Notes payable - related party	450	500,450

Accrued interest payable - related party	-	1,599
Line of credit - related party	-	49,051
Notes payable, net of unamortized debt discount of $0	150,000	30,250
Total current liabilities	459,126	680,879

Total liabilities	459,126	680,879

Stockholders' equity:
Preferred stock, $0.001 par value, 10,000,000 shares
authorized, no shares issued and outstanding
as of June 30, 2014 and December 31, 2013, respectively	-	-
Common stock, $0.001 par value, 100,000,000 shares
authorized, 14,754,620 and 10,242,460 shares issued and outstanding
as of June 30, 2014 and December 31, 2013, respectively	14,755	10,243
Additional paid-in capital	11,518,001	7,010,353
Subscriptions receivable	(40,000)	-
Subscriptions payable	249,850	94,850
Deficit accumulated during development stage	(11,055,828)	(6,478,386)
Total stockholders' equity	686,778	637,060

Total liabilities and stockholders' equity	$ 1,145,904	$ 1,317,939

See accompanying notes to consolidated financial statements.

BOLLENTE COMPANIES, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

					Inception
					(March 7, 2008)
	For the three months ended		For the six months ended		to
	June 30,		June 30,		June 30,
	2014	2013	2014	2013	2014

Revenue	$57,481	$-	$75,507	$-	$75,507

Cost of good sold	(131,763)	-	(185,613)	-	(185,613)

Gross profit	(74,282)	-	(110,106)	-	(110,106)

Operating expenses:
General and administrative	462,893	10,784	753,806	22,014	1,010,994
General and administrative - related party	-	-	-	-	22,100
Executive compensation	48,750	21,750	117,000	51,021	638,302
Product development - related party	-	-	-	-	336,014
Research and development	318,358	37,781	649,888	140,861	1,056,769
Professional fees	884,173	359,882	2,112,546	715,096	6,890,132

Total operating expenses	1,714,174	430,197	3,633,240	928,992	9,954,311

Other income (expenses):
Other income	182	-	182	-	182
Interest expense - related party	(388)	(10,767)	(9,079)	(20,973)	(134,533)
Interest expense	-	(156)	(200)	(295)	(32,060)
Loss on debt conversion	(825,000)	-	(825,000)	-	(825,000)

Total other expenses	(825,206)	(10,923)	(834,097)	(21,268)	(991,411)

Net loss	$(2,613,662)	$(441,120)	$(4,577,443)	$(950,260)	$(11,055,828)

Net loss per common share - basic	$(0.18)	$(0.05)	$(0.36)	$(0.12)

Weighted average number of common shares	14,523,035	8,152,460	12,827,759	8,152,460
outstanding - basic

See accompanying notes to consolidated financial statements.

BOLLENTE COMPANIES, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

			Inception
			(March 7, 2008)
	For the six months ended		to
	June 30,		June 30,
	2014	2013	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(4,577,443)	$(950,260)	$(11,055,828)
Adjustments to reconcile net loss
to net cash used in operating activities:
Shares issued for services	223,911	672,000	3,012,560
Depreciation	1,273	-	1,273
Shares issued for employment agreement	247,500	45,000	689,200
Shares issued for prepaid stock compensation	1,399,950	-	2,613,950
Warrants issued for services	-	-	308,176
Write-off of inventory deposit	-	-	21,000
Non-cash financing cost	-	-	22,056
Loss on debt conversion	825,000	-	825,000
Amortization of website costs	8,139		8,139
Amortization of deferred financing cost	-	-	6,600
Amortization of debt discount	-	-	3,000
Accrued rent expense - related party line of credit	21,000	-	63,000
Changes in operating assets and liabilities:
(Increase) in accounts receivable	(34,821)		(34,821)
(Increase) decrease in prepaid expenses	(91,701)	100,362	(123,462)
(Increase) in other receivables	(130)	-	(14,130)
(Increase) in security deposits	-	-	(1,500)
Increase in accounts payable	202,752	48,824	364,442
Increase in credit card	3,500		3,500
Increase in accounts payable - related party	-	-	343
Increase in customer deposits	700		700
Increase in accrued salaries - related party	2,196	6,000	13,065
Increase in accrued payroll taxes	-	-	11,891
Increase in deferred revenue	-	-	14,235
Increase in accrued interest payable	-	110	621
Increase (decrease) in accrued interest payable - related party	(1,599)	20,973	541

Net cash used in operating activities	(1,769,773)	(56,991)	(3,246,449)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase trademarks	(275)	-	(825)
Purchase website costs	-	-	(58,598)
Purchase of fixed assets	(12,049)		(12,049)
Payments for due from related party	-	-	(44,372)
Repayments from due from related party	-	-	40,000

Net cash used in investing activities	(12,324)	-	(75,844)

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from notes payable - related party	-	-	145,622
Repayments of notes payable - related party	(225,000)	-	(228,050)
Proceeds from line of credit - related party	-	53,700	173,470
Repayments of line of credit - related party	(70,051)	-	(236,470)
Proceeds from notes payable	150,000	-	191,760
Repayments for notes payable	(15,000)	-	(17,750)
Proceeds from sale of common stock, net of offering costs	2,052,999	-	3,401,781
Donated capital	-	-	7,110

Net cash provided by financing activities	1,892,948	53,700	3,437,473

NET CHANGE IN CASH	110,851	(3,291)	115,180

CASH AT BEGINNING OF YEAR	4,329	3,872	-

CASH AT END OF YEAR	$115,180	$581	$115,180

SUPPLEMENTAL INFORMATION:
Interest paid	$-	$-	$75,497
Income taxes paid	$-	$-	$-

Non-cash investing and financing activities:
Reclass accounts payable related party to accounts payable	$-	$-	$343
Reclass notes payable related party to notes payable	$-	$-	$11,760
Shares issued to settle notes payable	$290,250	$-	$290,250
Shares issued as settlement of accounts payable	$-	$-	$115,718
Shares issued for prepaid stock compensation	$850,000	$-	$2,791,225
Warrants issued for services	$-	$-	$308,176
Deemed distribution to majority shareholder	$-	$-	$(516,563)

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

Fair value of financial instruments
Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of June 30, 2014. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, and accounts payable. Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

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

Recent pronouncements
The Company has evaluated recent accounting pronouncements through June 2014 and believes that none of them will have a material effect on the Company’s financial statements.

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. As noted above, the Company is in the development stage and, accordingly, has not yet generated revenues from operations. Since its inception, the Company has been engaged substantially in financing activities and developing its business plan and incurring start up costs and expenses. As a result, the Company incurred accumulated net losses from Inception (March 7, 2008) through the period ended June 30, 2014 of ($11,055,828). In addition, the Company’s development activities since inception have been financially sustained through debt and equity financing.

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

NOTE 3 – WEBSITE

Website consists of the following at:

	June 30, 2014	December 31, 2013

Website	$58,598	$58,598

Less: Accumulated amortization	(8,139)	-

Website, net	$50,459	$58,598

Amortization expense for the three months ended June 30, 2014 and 2013 was $4,883 and $0, respectively.  Amortization expense for the six months ended June 30, 2014 and 2013 was $8,139 and $0, respectively.

BOLLENTE COMPANIES INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 4 – NOTES PAYABLE – RELATED PARTY

Notes payable consist of the following at:

	June 30, 2014	December 31, 2013

Note payable to an officer, director and shareholder, unsecured, 0% interest, due upon demand	$450	$450

Note payable with a shareholder, unsecured, 5% interest, due February 2015	-	500,000

Notes Payable – Current	$450	$500,450

	June 30, 2014	December 31, 2013
Line of credit for up to $150,000, from a shareholder, unsecured, 5% interest, due December 2014	$-	$49,051

Line of credit – Current	$-	$49,051

Interest expense for the three months ended June 30, 2014 and 2013 was $388 and $10,767, respectively.  Interest expense for the six months ended June 30, 2014 and 2013 was $9,079 and $20,973, respectively.

NOTE 5 – NOTES PAYABLE

	June 30, 2014	December 31, 2013
Note payable to an unrelated third party, unsecured, due May 2012, in default as of March 31, 2014	$-	$30,250

Convertible note payable to an unrelated third party, secured, 8% interest, due June 2015	50,000	-
Convertible note payable to an unrelated third party, unsecured, 8% interest, due June 2015	100,000	-
Notes Payable – Current	$150,000	$30,250

During April 2014, the Company converted $15,250 of the principal balance into 15,250 shares of common stock.

Interest expense, including the amortization of the debt discount and the amortization of the deferred financing cost for the three months ended June 30, 2014 and 2013 was $0 and $156, respectively.  Interest expense, including the amortization of the debt discount and the amortization of the deferred financing cost for the six months ended June 30, 2014 and 2013 was $200 and $295, respectively.

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

Common stock

During the six months ended June 30, 2014, the Company issued a total of 1,937,999 of common stock for cash received of $1,887,999, of which $50,000 of the funds were received as of December 31, 2013 and recorded as stock payable. Additionally $215,000 were received in cash under subscription, however the shares were not issued as of June 30, 2014 and accordingly recorded as a stock payable.

During the three months ended March 31, 2014, the Company issued 40,000 shares of common stock for funds not yet received.  As of June 30, 2014, the funds have not yet been received.

During the three months ended June 30, 2014, the Company issued a total of 385,000 shares of common stock owed to employees of the Company as part of their employment agreement totaling $385,000 , based on recent sales in a PPM at $1 and not based on the stock price on the market at the time which ranged from $2.14 up to $4.24..

During the three months ended June 30, 2014, the Company issued 350,000 shares of common stock for consulting services totaling $350,000 to be performed over a period of one year.  The shares were valued according to the fair value of the common stock, based on recent sales in a PPM at $1 and not based on the stock price on the market at the time which ranged from $2.14 up to $4.24..

During the three months ended March 31, 2014, the Company issued 200,000 shares of common stock for consulting services totaling $200,000 to be performed over a period of two years.  The shares were valued according to the fair value of the common stock, based on recent sales in a PPM at $1 and not based on the stock price on the market at the time which ranged from $2.14 up to $4.24..

During the three months ended June 30, 2014, the Company issued 50,000 shares of common stock for consulting services totaling $50,000 to be performed over a period of fifteen months.  The shares were valued according to the fair value of the common stock, based on recent sales in a PPM at $1 and not based on the stock price on the market at the time which ranged from $2.14 up to $4.24..

During the three months ended June 30, 2014, the Company issued 250,000 shares of common stock for consulting services totaling $250,000 to be performed over a period of five and a half months.  The shares were valued according to the fair value of the common stock, based on recent sales in a PPM at $1 and not based on the stock price on the market at the time which ranged from $2.14 up to $4.24.

During the six months ended June 30, 2014, the Company issued 223,911 shares of common stock for consulting services totaling $223,911.  The shares were valued according to the fair value of the common stock, based on recent sales in a PPM at $1 and not based on the stock price on the market at the time which ranged from $2.14 up to $4.24..

On April 2, 2014, the Company issued 1,100,000 shares of common stock in exchange for a settlement of debt with a related party.  The related party is a shareholder of the Company.  The principal amount of the debt was $275,000 and the accrued interest was $387.  The Company recognized a loss on debt settlement of $825,000.

BOLLENTE COMPANIES INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 6 – STOCKHOLDERS’ EQUITY (CONTINUED)

Common stock (continued)

During the three months ended June 30, 2014, the Company issued 15,250 shares of common stock in exchange for a settlement of debt for $15,250 with a related party.  The related party is a shareholder of the Company.  The principal amount of the debt was $3,000.

NOTE 7 – PREPAID STOCK COMPENSATION

During the first quarter ended March 31, 2014, the Company issued a total of 200,000 shares of common stock as part of three consulting agreements totaling $200,000.  The shares were valued according to the fair value of the common stock, based on recent sales in a PPM at $1 and not based on the stock price on the market at the time which ranged from $2.14 up to $4.24..  The value of the shares was recorded as prepaid expense and is being amortized over two year which is the related service period of the respective agreements.

During the quarter ended June 30, 2014, the Company issued a total of 350,000 shares of common stock as part of three consulting agreements totaling $350,000.  The shares were valued according to the fair value of the common stock, based on recent sales in a PPM at $1 and not based on the stock price on the market at the time which ranged from $2.14 up to $4.24.  The value of the shares was recorded as prepaid expense and is being amortized over one year which is the related service period of the respective agreements.

During the quarter ended June 30, 2014, the Company issued a total of 275,000 shares of common stock as part of an employment agreement totaling $275,000.  The shares were valued according to the fair value of the common stock, based on recent sales in a PPM at $1 and not based on the stock price on the market at the time which ranged from $2.14 up to $4.24.  The value of the shares was recorded as prepaid expense and is being amortized over six months which is the related service period of the agreement.

During the quarter ended June 30, 2014, the Company issued a total of 50,000 shares of common stock as part of a consulting agreement totaling $50,000.  The shares were valued according to the fair value of the common stock, based on recent sales in a PPM at $1 and not based on the stock price on the market at the time which ranged from $2.14 up to $4.24.  The value of the shares was recorded as prepaid expense and is being amortized over fifteen months which is the related service period of the agreement.

During the quarter ended June 30, 2014, the Company issued a total of 250,000 shares of common stock as part of a consulting agreement totaling $250,000.  The shares were valued according to the fair value of the common stock, based on recent sales in a PPM at $1 and not based on the stock price on the market at the time which ranged from $2.14 up to $4.24.  The value of the shares was recorded as prepaid expense and is being amortized over five and a half months which is the related service period of the agreement.

For the six months ended June 30, 2014, the Company expensed $1,537,450 as professional fees with a remaining prepaid expense amount totaling $815,751 at June, 30, 2014.

NOTE 8 – AGREEMENTS

Lease agreement
In January 2014, the Company executed a sublease agreement with Perigon Companies, LLC, a related party.  The lease term is one year at a rate of $3,500 per month.  The Company paid a refundable security deposit of $1,500.  Rent expense for the three months ended June 30, 2014 and 2013 was $10,500 and $10,500, respectively.  Rent expense for the six months ended June 30, 2014 and 2013 was $21,000 and $21,000, respectively.

BOLLENTE COMPANIES INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 8 – AGREEMENTS (CONTINUED)

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

NOTE 9 – SUBSEQUENT EVENTS

During July 2014, the Company sold 29,000 shares of common stock for cash totaling $29,000. The shares as of the date of this report has not yet been issued.

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

On May 29, 2014, our subsidiary filed a Form 10 Registration Statement under the Securities Act of 1933 (SEC File No. 000-55212) pertaining to the registration of the Company’s class of Common Stock, par value $0.001. On July 25, 2013, our subsidiary filed a request to withdraw our Registration Statement on Form 10
(File No. 000-55212). However, we intend to refile the Form 10 Registration Statement and move forward with plans to spin-off Nuvola, Inc.

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

To date, we have filed and received a United States federal trademark registration for trutankless® and our logo design with the help of our outside marketing and branding experts and have acquired several unique domain registrations reflective of our online marketing strategy (www.bollentecompanies.com). During the year ended December 31, 2013, our patent agent filed a provisional patent with the US Patent and Trademark Office with 37 claims based on our prototype design. Upon completion of our engineered prototype, we expect to file additional patents with additional claims. There is no guarantee that we will be able to obtain a formal patent for our tankless water heater. We will continue to protect our intellectual property through confidentiality agreements with vendors and consultants and trade secret protocols employed by employees, consultants, and contractors.

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

Tankless water heaters are becoming increasingly popular in America because they:

•	Produce a continuous, unlimited supply of hot water
•	Expend only the energy needed to heat the water used with no “standby” energy loss
•	Can last more than twice as long as tank heaters
•	Are small and require very little space
•	Are not conducive to bacterial growth
•	Are considered very “green” by green conscious builders and consumers.

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

RESULTS OF OPERATIONS

Results of Operations for the Three Months Ended June 30, 2014 and June 30, 2013

Revenues

In the three months ended June 30, 2014 we generated $57,481 in revenues, as compared to $0 revenues in the prior year. Cost of goods sold was $131,763, as compared to $0 in the prior year.

Expenses

Operating expenses totaled $1,714,174 during the three months ended June 30, 2014 as compared to $430,197 in the prior year. In the three month period ended June 30, 2014, our expenses primarily consisted of General and Administrative of $462,893, Executive Compensation of $48,750, Research and Development of $318,358, and Professional fees of $884,173.

General and administrative fees increased $452,109, from the three months ended June 30, 2013 to the three months ended June 30, 2014.  This increase was primarily due to an increase in rent expense due to lease agreement entered into during January 2014.

Executive Compensation increased $27,000 from the three months ended June 30, 2013 to the three months ended June 30, 2014.  Executive Compensation increased due to an increase in compensation to the President of the Company.

Research and development expenses totaled $318,358 during the three months ended June 30, 2014 as compared to $37,781 during the three months ended June 30, 2013.  This increase is attributed primarily to the Company spending more towards developing its technology.

Professional fees increased $524,291 from the three months ended June 30, 2013 to the three months ended June 30, 2014.  Professional fees increased due to an increase in legal and accounting fees associated with public company filings and the amortization of the prepaid stock compensation.

Other Expenses

Interest expense – related party decreased $10,379 to $388 in the three months ended June 30, 2014 from $10,767 for the three months ended June 30, 2013. The decrease was the result of a decrease in notes payable with interest accruals.

Interest expense decreased $156 to $0 in the three months ended June 30, 2014 from $156 for the three months ended June 30, 2013. The decrease was the result of a decrease in interest accruals from note payables.

Net Loss

In the three months ended June 30, 2014, we generated a net loss of $2,613,662, an increase of $2,172,542 from $441,120 for the three months ended June 30, 2013. This increase was attributable to increased accounting and legal fees as well as professional fees from share based consulting contracts.

Results of Operations for the Six Months Ended June 30, 2014 and June 30, 2013

Revenues

In the six months ended June 30, 2014 we generated $75,507 in revenues, as compared to $0 revenues in the prior year. Cost of goods sold was $185,613, as compared to $0 in the prior year.

Expenses

Operating expenses totaled $3,633,240, during the six months ended June 30, 2014 as compared to $928,992 in the prior year. In the six month period ended June 30, 2014, our expenses primarily consisted of General and Administrative of $753,806, Executive Compensation of $117,000, Research and Development of $649,888, and Professional fees of $2,112,546.

General and administrative fees increased $731,792, from the six months ended June 30, 2013 to the six months ended June 30, 2014.  This increase was primarily due to an increase in rent expense due to the lease agreement entered into during January 2014.

Executive Compensation increased $65,979 from the six months ended June 30, 2013 to the six months ended June 30, 2014.  Executive Compensation increased due to an increase in compensation to the President of the Company.

Research and development expenses totaled $649,888 during the six months ended June 30, 2014 as compared to $140,861 during the six months ended June 30, 2013.  This increase is attributed primarily to the Company spending more towards developing its technology.

Professional fees increased $1,397,450 from the six months ended June 30, 2013 to the six months ended June 30, 2014.  Professional fees increased due to an increase in legal and accounting fees associated with public company filings and the amortization of the prepaid stock compensation.

Other Expenses

Interest expense – related party decreased $11,894 to $9,079 in the six months ended June 30, 2014 from $20,973 for the six months ended June 30, 2013. The decrease was the result of a decrease in notes payable with interest accruals.

Interest expense decreased $95 to $200 in the six months ended June 30, 2014 from $295 for the six months ended June 30, 2013. The decrease was the result of a decrease in interest accruals from note payables.

Net Loss

In the six months ended June 30, 2014, we generated a net loss of $4,577,443, an increase of $3,627,183 from $950,260 for the six months ended June 30, 2013. This increase was attributable to increased accounting and legal fees as well as professional fees from share based consulting contracts.

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

Liquidity and Capital Resources

As of June 30, 2014, we had $115,180 in cash, $34,821 in accounts receivable, $116,462 in prepaid expenses and $815,751 in prepaid stock compensation. The following table provides detailed information about our net cash flow for all financial statement periods presented in this Quarterly Report. To date, we have financed our operations through the issuance of stock and borrowings.

The following table sets forth a summary of our cash flows for the six months ended June 30, 2014 and 2013:

	Six months ended June 30,
	2014	2013
Net cash used in operating activities	$(1,769,773)	$(56,991)
Net cash used in investing activities	(12,324)	-
Net cash provided by financing activities	1,892,948	53,700
Net increase/(decrease) in Cash	110,851	(3,291)
Cash, beginning	4,329	3,872
Cash, ending	$115,180	$581

Operating activities

Net cash used in operating activities was $1,769,773 for the period ended June 30, 2014, as compared to $56,991 used in operating activities for the same period in 2013. The increase in net cash used in operating activities was primarily due to an increase legal, accounting, research and development and consulting contract cost.

Investing activities

Net cash used in investing activities was $12,324 for the period ended June 30, 2014, as compared to $0 used in investing activities for the same period in 2013. The net cash used in investing activities for the current period was primarily due to the purchase of computer equipment.

Financing activities

Net cash provided by financing activities for the period ended June 30, 2014 was $1,892,948, as compared to $53,700 for the same period of 2013. The increase of net cash provided by financing activities was mainly attributable more equity financing net of repayment of related party liabilities.

As of June 30, 2014, we continue to use traditional and/or debt financing to provide the capital we need to run the business.

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

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures

As required by Rule 13a-15 under the Exchange Act, as of the end of the Company’s last fiscal quarter, the Company carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of the Company’s current management, including the Company’s Chief Executive Officer and Principal Financial Officer (Principal Financial and Accounting Officer), who concluded that the Company’s disclosure controls and procedures are not effective.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in the Company reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in Company reports filed under the Exchange Act is accumulated and communicated to management, including the Company’s Chief Executive Officer and Principal Financial Officer (Principal Financial and Accounting Officer), as appropriate, to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting

Management reviews the Company’s system of internal control over financial reporting and makes changes to the Company’s processes and systems to improve controls and increase efficiency, while ensuring that the Company maintains an effective internal control environment. Changes may include such activities as implementing new, more efficient systems, consolidating activities and migrating processes.

During the Company’s last fiscal quarter, there was no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Stock Issuances

During the six months ended June 30, 2014, the Company issued a total of 1,937,999 of common stock for cash received of $1,887,999, of which $50,000 of the funds were received as of December 31, 2013 and recorded as stock payable. Additionally $215,000 were received in cash under subscription, however the shares were not issued as of June 30, 2014 and accordingly recorded as a stock payable.

During the three months ended March 31, 2014, the Company issued 40,000 shares of common stock for funds not yet received.  As of June 30, 2014, the funds have not yet been received.

During the three months ended June 30, 2014, the Company issued a total of 385,000 shares of common stock owed to employees of the Company as part of their employment agreement totaling $385,000, based on recent sales in a PPM at $1 and not based on the stock price on the market at the time which ranged from $2.14 up to $4.24..

During the three months ended June 30, 2014, the Company issued 350,000 shares of common stock for consulting services totaling $350,000 to be performed over a period of one year.  The shares were valued according to the fair value of the common stock, based on recent sales in a PPM at $1 and not based on the stock price on the market at the time which ranged from $2.14 up to $4.24.

During the three months ended March 31, 2014, the Company issued 200,000 shares of common stock for consulting services totaling $200,000 to be performed over a period of two years.  The shares were valued according to the fair value of the common stock, based on recent sales in a PPM at $1 and not based on the stock price on the market at the time which ranged from $2.14 up to $4.24.

During the three months ended June 30, 2014, the Company issued 50,000 shares of common stock for consulting services totaling $50,000 to be performed over a period of fifteen months.  The shares were valued according to the fair value of the common stock, based on recent sales in a PPM at $1 and not based on the stock price on the market at the time which ranged from $2.14 up to $4.24.

During the three months ended June 30, 2014, the Company issued 250,000 shares of common stock for consulting services totaling $250,000 to be performed over a period of five and a half months.  The shares were valued according to the fair value of the common stock, based on recent sales in a PPM at $1 and not based on the stock price on the market at the time which ranged from $2.14 up to $4.24.

During the six months ended June 30, 2014, the Company issued 223,911 shares of common stock for consulting services totaling $223,911.  The shares were valued according to the fair value of the common stock, based on recent sales in a PPM at $1 and not based on the stock price on the market at the time which ranged from $2.14 up to $4.24.

On April 2, 2014, the Company issued 1,100,000 shares of common stock in exchange for a settlement of debt with a related party.  The related party is a shareholder of the Company.  The principal amount of the debt was $275,000 and the accrued interest was $387.  The Company recognized a loss on debt settlement of $825,000.

During the three months ended June 30, 2014, the Company issued 15,250 shares of common stock in exchange for a settlement of debt for $15,250 with a related party.  The related party is a shareholder of the Company.  The principal amount of the debt was $3,000.  Since the settlement of debt was with a related party, the Company treated this as a capital transaction and no gain on the debt settlement was recorded.

Subsequent Sales & Issuances of Unregistered Securities

During July 2014, we sold 29,000 shares of common stock for cash totaling $29,000. As of the date of this filing, the 29,000 shares of common stock have not been issued.

We made the above common stock issuance in reliance upon the exemption from registration under Section 4(2) of the Securities Act for private offerings not involving a public distribution.

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities from the time of our inception on March 7, 2008 through the period ended June 30, 2014.

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

Date: August 12, 2014