Form 10-Q
period 2014-09-30
Bollente Companies Inc.
filed 2014-11-14
CIK 1429393

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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
Yes ☐     No ☒

The number of shares of Common Stock, $0.001 par value, outstanding on November 7, 2014, was 16,133,301 shares.

BOLLENTE COMPANIES INC.
QUARTERLY PERIOD ENDED SEPTEMBER 30, 2014

PART I – FINANCIAL INFORMATION

Item 1.                                Financial Statements

BOLLENTE COMPANIES, INC.
CONSOLIDATED BALANCE SHEETS
(unaudited)

	September 30,	December 31,
	2014	2013

ASSETS

Current assets:
Cash	$22,613	$4,329
Accounts receivable	96,598	-
Inventory	205,611	-
Prepaid expenses	37,389	24,761
Prepaid stock compensation	339,672	1,228,201
Total current assets	701,883	1,257,291

Fixed assets, net	9,772	-

Other assets:
Security deposits	1,500	1,500
Trademarks	825	550
Prepaid stock compensation - long term portion	41,667	-
Website	45,576	58,598
Total other assets	89,568	60,648

Total assets	$801,223	$1,317,939

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$463,444	$76,769
Credit cards	3,392	-
Customer deposits	600	-
Accrued salaries - related party	13,065	10,869
Accrued payroll taxes	13,050	11,891
Convertible note payable	239,000	-
Notes payable - related party	450	500,450
Accrued interest payable	4,471	-
Accrued interest payable - related party	-	1,599
Line of credit - related party	-	49,051
Notes payable, net of unamortized debt discount of $0	-	30,250
Total current liabilities	735,742	680,879

Total liabilities	737,472	680,879

Stockholders' equity:
Preferred stock, $0.001 par value, 10,000,000 shares
authorized, no shares issued and outstanding
as of September 30, 2014 and December 31, 2013, respectively	-	-
Common stock, $0.001 par value, 100,000,000 shares
authorized, 15,458,301 and 10,242,460 shares issued and outstanding
as of September 30, 2014 and December 31, 2013, respectively	15,459	10,243
Additional paid-in capital	12,250,829	7,010,353
Subscriptions receivable	(40,000)	-
Subscriptions payable	35,000	94,850
Accumulated deficit	(12,197,537)	(6,478,386)
Total stockholders' equity	68,751	637,060

Total liabilities and stockholders' equity	$801,223	$1,317,939

See accompanying notes to consolidated financial statements.

BOLLENTE COMPANIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2014	2013	2014	2013

Revenue	$118,923	$-	$194,430	$-

Cost of goods sold	(206,843)	-	(392,456)	-

Gross profit	(87,920)	-	(198,026)	-

Operating expenses:
General and administrative	425,177	11,506	1,178,983	33,520
Executive compensation	48,160	28,181	165,160	79,202
Research and development	44,996	16,320	694,884	157,181
Professional fees	530,980	684,500	2,643,526	1,399,596
Total operating expenses	1,049,313	740,507	4,682,553	1,669,499

Other income(expenses): Other income	-	-	182	-
Interest expense - related party	(1)	(11,638)	(9,080)	(32,611)
Interest expense	(4,474)	(72)	(4,674)	(258)
Loss on debt conversion	-	-	(825,000)	-
Total other expenses	(4,475)	(11,710)	(838,572)	(32,869)

Net loss	$(1,141,708)	$(752,217)	$(5,719,151)	$(1,702,368)

Net loss per common share - basic	$(0.08)	$(0.08)	$(0.42)	$(0.20)

Weighted average number of common shares oustanding - basic	14,365,176	8,907,080	13,584,981	8,406,764

See accompanying notes to consolidated financial statements.

BOLLENTE COMPANIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	For the nine months ended
	September 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(5,719,151)	$(1,702,368)
Adjustments to reconcile net loss
to net cash used in operating activities:
Shares issued for services	426,593	1,342,829
Depreciation	2,278	-
Shares issued for employment agreement	420,000	66,750
Shares issued for prepaid stock compensation	1,741,862	-
Loss on debt conversion	825,000	-
Amortization of website costs	13,022
Accrued rent expense - related party line of credit	21,000	-
Changes in operating assets and liabilities:
(Increase) in accounts receivable	(96,598)	-
(Increase) in inventory	(205,611)	-
(Increase) decrease in prepaid expenses	(12,628)	17,712
Increase in accounts payable	386,674	26,337
Increase in credit card	3,392	-
Increase in customer deposits	600	-
Increase in accrued salaries - related party	2,196	9,000
Increase in accrued payroll taxes	1,159	-
Increase in accrued interest payable	4,471	(221)
Increase in accrued interest payable - related party	(1,599)	10,111

Net cash used in operating activities	(2,187,340)	(229,850)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase trademarks	(275)	-
Purchase website costs	-	(39,810)
Purchase of fixed assets	(12,049)	-

Net cash used in investing activities	(12,324)	(39,810)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from convertible notes payable	239,000	-
Proceeds from notes payable - related party	-	131,500
Repayments of notes payable - related party	(225,000)	-
Proceeds from line of credit - related party	(70,051)	77,700
Repayments for notes payable	(15,000)	-
Proceeds from sale of common stock, net of offering costs	2,288,999	125,000

Net cash provided by financing activities	2,217,948	334,200

NET CHANGE IN CASH	18,284	64,540

CASH AT BEGINNING OF YEAR	4,329	3,872

CASH AT END OF YEAR	$22,613	$68,412

SUPPLEMENTAL INFORMATION:
Interest paid	$-	$-
Income taxes paid	$-	$-

Non-cash investing and financing activities:
Shares issued to settle notes payable	$290,250	$-
Shares issued for prepaid stock compensation	$895,000	$2,176,000

See accompanying notes to consolidated financial statements.

BOLLENTE COMPANIES INC.
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

Inventory
Inventories are stated at the lower of cost (average cost) or market (net realizable value).

Revenue recognition
The Company records revenue when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable and collectability is probable.  The Company records revenue from the sale of product upon shipment or delivery of the products to the customer.  The Company also records the shipping income when the products are sent to the customer.

Fair value of financial instruments
Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of September 30, 2014. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash and accounts payable. Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

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

BOLLENTE COMPANIES INC.
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

Recent pronouncements
The Company has evaluated recent accounting pronouncements through September 2014 and believes that none of them will have a material effect on the Company’s financial statements.

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. As noted above, the Company has not yet generated revenues from operations. Since its inception, the Company has been engaged substantially in financing activities and developing its business plan and incurring start up costs and expenses. As a result, the Company incurred accumulated net losses from Inception (March 7, 2008) through the period ended September 30, 2014 of ($12,197,537). In addition, the Company’s development activities since inception have been financially sustained through debt and equity financing.

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

NOTE 3 – INVENTORY

Inventories consists of the following at:

	September 30, 2014	December 31, 2013

Raw materials	$204,141	$-

Finished goods	1,470	-

Total	$205,611	$-

BOLLENTE COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 4 – WEBSITE

Website consists of the following at:

	September 30, 2014	December 31, 2013

Website	$58,598	$58,598

Less: Accumulated amortization	(13,022)	-

Website, net	$45,576	$58,598

Amortization expense for the three months ended September 30, 2014 and 2013 was $4,883 and $0, respectively.  Amortization expense for the nine months ended September 30, 2014 and 2013 was $13,022 and $0, respectively.

NOTE 5 – NOTES PAYABLE – RELATED PARTY

Notes payable consist of the following at:

	September 30, 2014	December 31, 2013

Note payable to an officer, director and shareholder, unsecured, 0% interest, due upon demand	$450	$450

Note payable with a shareholder, unsecured, 5% interest, due February 2015	-	500,000

Notes Payable – Current	$450	$500,450

	September 30, 2014	December 31, 2013
Line of credit for up to $150,000, from a shareholder, unsecured, 5% interest, due December 2014	$-	$49,051

Line of credit – Current	$-	$49,051

Interest expense for the three months ended September 30, 2014 and 2013 was $1 and $11,638, respectively.  Interest expense for the nine months ended September 30, 2014 and 2013 was $9,080 and $32,611, respectively.

BOLLENTE COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 6 – NOTES PAYABLE

	September 30, 2014	December 31, 2013
Note payable to an unrelated third party, unsecured, due May 2012, in default as of March 31, 2014	$-	$30,250

Convertible note payable to an unrelated third party, secured, 8% interest, due June 2015	50,000	-
Convertible note payable to an unrelated third party, unsecured, 8% interest, due June 2015	100,000	-
Convertible note payable to an unrelated third party, unsecured, 8% interest, due June 2015	25,000	-

Convertible note payable to an unrelated third party, unsecured, 8% interest, due June 2015	25,000	-
Convertible note payable to an unrelated third party, unsecured, 8% interest, due June 2015	25,000	-
Convertible note payable to an unrelated third party, unsecured, 0.6 % interest, due September 2015	14,000	-
Notes Payable – Current	$239,000	$30,250

During April 2014, the Company converted $15,250 of the principal balance into 15,250 shares of common stock.

Interest expense, including the amortization of the debt discount and the amortization of the deferred financing cost for the three months ended September 30, 2014 and 2013 was $4,474 and $72, respectively.  Interest expense, including the amortization of the debt discount and the amortization of the deferred financing cost for the nine months ended September 30, 2014 and 2013 was $4,674 and $258, respectively.

NOTE 7 – STOCKHOLDERS’ EQUITY

The Company is authorized to issue 10,000,000 shares of it $0.001 par value preferred stock and 100,000,000 shares of its $0.001 par value common stock. As of September 30, 2014 there were 15,458,301 common stock shares issued and outstanding.

BOLLENTE COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 7 – STOCKHOLDERS’ EQUITY (CONTINUED)

Common stock

Cash:

During the nine months ended September 30, 2014, the Company issued a total of 2,338,999 of common stock for cash received of $2,288,999, of which $50,000 of the funds were received as of December 31, 2013 and recorded as a reduction to stock payable.

During the three months ended March 31, 2014, the Company recorded a stock payable totaling $5,000 for cash received under subscription.  The shares were unissued as of September 30, 2014 and are recorded in stock payable.

During the three months ended March 31, 2014, the Company issued 40,000 shares of common stock for funds not yet received.  As of September 30, 2014, the funds will not be received and the shares will be returned during the fourth quarter.

Employment Agreement:

During the three months ended June 30, 2014, the Company issued a total of 385,000 shares of common stock owed to employees of the Company as part of their employment agreement totaling $385,000 , based on recent sales in a PPM at $1 and not based on the stock price of the market at the time which ranged from $2.14 up to $4.24. 275,000 shares of common stock as part of an employment agreement totaling $275,000 was recorded as prepaid expense and is being amortized over six months which is the related service period of the agreement. See Note 8 Prepaid Stock Compensation for further detail.

During the three months ended September 30, 2014, the Company issued a total of 5,000 shares of common stock owed to an employee of the Company as part of their employment agreement totaling $5,000.  The shares were valued according to the fair value of the common stock, based on recent sales in a PPM at $1.00 and not based on the stock price of the market at the time which ranged from $2.53 to $3.71.

During the three months ended September 30, 2014, the Company recorded a stock payable totaling $30,000 for 30,000 shares of common stock owed to an officer, director and shareholder of the Company as part of his employment agreement.  The shares were valued according to the fair value of the common stock, based on recent sales in a PPM at $1.00 and not based on the stock price of the market at the time which ranged from $2.53 to $3.71.  The shares were unissued as of September 30, 2014 and are recorded in stock payable.

Settlement of Debt:

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

Consulting Service Agreements:

During the nine months ended September 30, 2014, the Company issued 895,000 shares of common stock for consulting services totaling $895,000 to be performed over a period of time.  The shares were valued according to the fair value of the common stock, based on recent sales in a PPM at $1 and not based on the stock price of the market at the time which ranged from $2.14 up to $4.24. See Note 8 Prepaid Stock Compensation for further detail.

BOLLENTE COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 7 – STOCKHOLDERS’ EQUITY (CONTINUED)

During the six months ended June 30, 2014, the Company issued 426,592 shares of common stock for consulting services totaling $426,592.  The shares were valued according to the fair value of the common stock, based on recent sales in a PPM at $1 and not based on the stock price of the market at the time which ranged from $2.14 up to $4.24.

NOTE 8 – PREPAID STOCK COMPENSATION

During the first quarter ended March 31, 2014, the Company issued a total of 200,000 shares of common stock as part of three consulting agreements totaling $200,000.  The shares were valued according to the fair value of the common stock, based on recent sales in a PPM at $1 and not based on the stock price of the market at the time which ranged from $2.14 up to $4.24.  The value of the shares was recorded as prepaid expense and is being amortized over two years which is the related service period of the respective agreements.

During the quarter ended June 30, 2014, the Company issued a total of 350,000 shares of common stock as part of three consulting agreements totaling $350,000.  The shares were valued according to the fair value of the common stock, based on recent sales in a PPM at $1 and not based on the stock price of the market at the time which ranged from $2.14 up to $4.24.  The value of the shares was recorded as prepaid expense and is being amortized over one year which is the related service period of the respective agreements.

During the quarter ended June 30, 2014, the Company issued a total of 275,000 shares of common stock as part of an employment agreement totaling $275,000.  The shares were valued according to the fair value of the common stock, based on recent sales in a PPM at $1 and not based on the stock price of the market at the time which ranged from $2.14 up to $4.24.  The value of the shares was recorded as prepaid expense and is being amortized over six months which is the related service period of the agreement.

During the quarter ended June 30, 2014, the Company issued a total of 50,000 shares of common stock as part of a consulting agreement totaling $50,000.  The shares were valued according to the fair value of the common stock, based on recent sales in a PPM at $1 and not based on the stock price of the market at the time which ranged from $2.14 up to $4.24.  The value of the shares was recorded as prepaid expense and is being amortized over fifteen months which is the related service period of the agreement.

During the quarter ended June 30, 2014, the Company issued a total of 250,000 shares of common stock as part of a consulting agreement totaling $250,000.  The shares were valued according to the fair value of the common stock, based on recent sales in a PPM at $1 and not based on the stock price of the market at the time which ranged from $2.14 up to $4.24.  The value of the shares was recorded as prepaid expense and is being amortized over five and a half months which is the related service period of the agreement.

During the quarter ended September 30, 2014, the Company issued a total of 35,000 shares of common stock as part of three consulting agreements totaling $35,000.  The shares were valued according to the fair value of the common stock, based on recent sales in a PPM at $1.00 and not based on the stock price of the market at the time which ranged from $2.53 to $3.71.  The value of the shares was recorded as prepaid expense and is being amortized over one year which is the related service period of the respective agreements.

During the quarter ended September 30, 2014, the Company issued a total of 10,000 shares of common stock for consulting services totaling $10,000 to be performed from August 2014  to October 2014.  The shares were valued according to the fair value of the common stock, based on recent sales in a PPM at $1.00 and not based on the stock price of the market at the time which ranged from $2.53 to $3.71.    Consulting expense for the three months ended September 30, 2014 was $6,667.  The remaining $3,333 was recorded as prepaid expense and will be expensed in October 2014 which is the related service period of the agreement.

For the nine months ended September 30, 2014, the Company expensed $1,741,862 as professional fees $275,000 as employment compensation with a remaining prepaid expense amount totaling $381,339 at September 30, 2014.

BOLLENTE COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 9 – AGREEMENTS

Lease agreement
In January 2014, the Company executed a sublease agreement with Perigon Companies, LLC, a related party.  The lease term is one year at a rate of $3,500 per month.  The Company paid a refundable security deposit of $1,500.  Rent expense for the three months ended September 30, 2014 and 2013 was $10,500 and $10,500, respectively.  Rent expense for the nine months ended September 30, 2014 and 2013 was $31,500 and $31,500, respectively.

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

Effective March 1, 2014, the Company executed an employment agreement with the President of the Company.  The officer will receive annual compensation of $75,000, due monthly.  The officer can choose to receive the compensation in cash or in shares of common stock at $1 per share.  Additionally, the Company will issue 60,000 shares of common stock upon execution of the agreement and 30,000 shares of common stock per quarter starting from the three months ended May 31, 2014.

Manufacturer Incentive Agreement

On September 1, 2014 the Company entered into a Manufacturer Incentive Agreement to sell and distribute trutankless systems in single-family homes, townhomes, and condominiums constructed and sold by Meritage Homes Corporation.  The Company agrees to provide Meritage Home Corporation certain favorable pricing, supply terms, and incentives based on the volume of products purchased by Meritage’s subcontractors and suppliers.

NOTE 10 – SUBSEQUENT EVENTS

During October 2014, the Company issued 40,000 shares of common stock for cash received of $35,000, of which $5,000 of the funds were received as of March 31, 2014 and recorded as stock payable.

During October 2014, the Company sold 20,000 shares of common stock for cash totaling $20,000. As of the date of this filing, the 20,000 shares of common stock have not been issued.

During October 2014, the Company issued 30,000 shares of common stock owed to an employee of the Company as part of their employment agreement totaling $30,000.

During November 2014, the Company issued 135,000 shares of common stock for cash totaling $135,000.

During November 2014, the Company issued 450,000 shares of common stock for services totaling $450,000.

On October 13, 2014, the Company entered into a Consulting and Engineering Agreement where Hotwire Development, LLC will assist in the design for manufacturing, cost reduction, outsourcing, and related product development processes of its trutankless systems.  The Company has agreed to pay Hotwire Development, LLC $20,000 per month in exchange for their consulting and advisory services in the area of manufacturing and product design.  They have also agreed to issue 100,000 shares of common stock for each executed phase that has been outlined in the agreement.

On October 22, 2014, the Company paid back a note from an unrelated third party totaling $14,000.

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

General

Bollente Companies Inc. was incorporated in the state of Nevada on March 7, 2008. The Company is headquartered in Scottsdale, Arizona and currently operates through its wholly-owned subsidiary, Bollente, Inc., a Nevada corporation incorporated on December 3, 2009.

Bollente manufactures and sells a high quality, whole-house, electric tankless water heater that is more energy efficient than conventional products.

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

Products

We manufacture and distribute trutankless® water heaters, a line of new, high-quality, highly efficient electric tankless water heaters. Our trutankless® water heaters are engineered to outperform and outlast both its tank and tankless predecessors in energy efficiency, output, and durability. It provides endless hot water on demand for a whole household and it also integrates with home automation systems. We have several features and design innovations which are new to the electric tankless water heater market that we believe will give our products a sustainable competitive advantage over our rivals in the market.

Our trutankless® water heaters are designed to provide an endless hot water supply because they are designed to heat water as it flows through the system. We believe that our products are capable of higher temperature rise than competitive units at given flow rates because of its improved design and greater efficiency. Our trutankless® water heaters can save energy and reduce operating costs compared to tank systems because unlike tanks, if there is no hot water demand, no energy is being used. In addition, we intend to improve life-cycle costs with an improved design conceived not only to increase efficiency, but also the longevity of our products versus competitive units. Generally, a typical tank water heater lasts about 11 years, whereas gas tankless systems may last longer, but requires more routine maintenance. Our product line is designed to last longer than tank water heaters without any routine maintenance required under most conditions.

We created a custom heat exchanger for our trutankless® product line that utilizes our patent pending Velix technology to heat water as it flows through the system, which means you’ll never have to worry about running out of hot water again. Velix technology combines the best materials available and a collection of exclusive features to maximize capacity, minimize energy use, and provide a truly maintenance free experience.

Our trutankless® water heaters were officially launched in the first quarter of 2014 and is sold throughout the wholesale plumbing distribution channel. We recently began generating revenue in the first quarter ended March 31, 2014 of $18,026, in the second quarter ended June 30, 2014 of $57,481 and in the third quarter ended September 30, 2014 of $118,923.

In July of 2014, we launched MYtankless, a customizable online control panel for our trutankless® line of smart electric water heaters. From the dashboard, residential and commercial users can obtain real-time status reports, adjust unit temperature settings, view up to three years of water usage data, and change notification settings from anywhere in the world, using a computer or web-enabled smart device at www.mytankless.com.

Additionally, service professionals can also use the dashboard to monitor system status on every unit they install, allowing them to proactively contact their customers if a service or warranty appointment is needed.

Our primary markets, Florida, Texas, Arizona, and the rest of the Sunbelt region are centers of growth in the U.S. construction industry with green building at an all-time high, and an unprecedented appliance replacement cycle. We intend to take advantage of these powerful macro-economic trends.

Industry Recognition and Awards

Bollente’s trutankless® received the Best of IBS 2014 Award for Best Home Technology Product from the National Association of Home Builders (NAHB) at this year’s International Builders Show (IBS) in Las Vegas. The IBS is produced by NAHB and is the largest annual light construction show in the world - featuring more than 1,100 exhibitors and attracting 75,000 attendees including high level decision makers from some of the largest home builders in the world as well as plumbing and HVAC professionals from top outfits in major markets.

Bollente trutankless® accepted the Governor's Award of Merit for Energy and Technology Innovation for the trutankless line of electric tankless heaters at Arizona Forward's 2014 Environmental Excellence Awards.

Bollente trutankless® received Kitchen and Bath Business Magazine’s 2014 K*BB Product Innovator’s Award Judges Choice Product.

RESULTS OF OPERATIONS

Results of Operations for the Three Months Ended September 30, 2014 and September 30, 2013

Revenues

In the three months ended September 30, 2014 we generated $118,923 in revenues, as compared to $0 revenues in the prior year. Cost of goods sold was $206,843, as compared to $0 in the prior year.

Expenses

Operating expenses totaled $1,049,313 during the three months ended September 30, 2014 as compared to $740,507 in the prior year. In the three month period ended September 30, 2014, our expenses primarily consisted of General and Administrative of $425,177, Executive Compensation of $48,160, Research and Development of $44,996, and Professional fees of $530,980.

General and administrative fees increased $413,671, from the three months ended September 30, 2013 to the three months ended September 30, 2014.  This increase was primarily due to an increase in wages and marketing in 2014.

     Executive Compensation increased $19,979 from the three months ended September 30, 2013 to the three months ended September 30, 2014.  Executive Compensation increased due to an increase in cash and stock based compensation to the President of the Company.

Research and development increased $28,676 from the the three months ended September 30, 2013 to the three months ended September 30, 2014.  This increase is attributed primarily to the Company spending more towards developing its technology.

Professional fees decreased $153,520 from the three months ended September 30, 2013 to the three months ended September 30, 2014.  Professional fees decreased due to a decrease in consulting fee associated with business development.

Other Expenses

Interest expense – related party decreased $11,637 to $1 in the three months ended September 30, 2014 from $11,638 for the three months ended September 30, 2013. The decrease was the result of a decrease in notes payable with interest accruals.

Interest expense increased $4,402 to $4,474 in the three months ended September 30, 2014 from $72 for the three months ended September 30, 2013. The increase was the result of a increase in interest accruals from newly acquired note payables.

Net Loss

In the three months ended September 30, 2014, we generated a net loss of $1,141,708, an  increase of $389,491 from $752,217 for the three months ended September 30, 2013. This increase was attributable to increased payroll and marketing costs.

Results of Operations for the Nine Months Ended September 30, 2014 and September 30, 2013

Revenues

In the nine months ended September 30, 2014 we generated $194,430 in revenues, as compared to $0 revenues in the prior year. Cost of goods sold was $392,456, as compared to $0 in the prior year.

Expenses

Operating expenses totaled $4,682,553, during the nine months ended September 30, 2014 as compared to $1,669,499 in the prior year. In the nine month period ended September 30, 2014, our expenses primarily consisted of General and Administrative of $1,178,983, Executive Compensation of $165,160, Research and Development of $694,884, and Professional fees of $2,643,526.

General and administrative fees increased $1,145,463, from the nine months ended September 30, 2013 to the nine months ended September 30, 2014.  This increase was primarily due to an increase in payroll and marketing costs..

Executive Compensation increased $85,958 from the nine months ended September 30, 2013 to the nine months ended September 30, 2014.  Executive Compensation increased due to an increase in cash and stock based compensation to the President of the Company.

Research and development expenses totaled $694,884 during the nine months ended September 30, 2014 as compared to $157,181 during the nine months ended September 30, 2013.  This increase of $537,703 is attributed primarily to the Company spending more towards developing its technology.

Professional fees increased $1,243,930 from the nine months ended September 30, 2013 to the nine months ended September 30, 2014.  Professional fees increased due to an increase in consulting fees associated with the development of its technology.

Other Expenses

Interest expense – related party decreased $23,531 to $9,080 in the nine months ended September 30, 2014 from $32,611 for the nine months ended September 30, 2013. The decrease was the result of a decrease in notes payable with interest accruals.

Interest expense increased $4,416 to $4,674 in the nine months ended September 30, 2014 from $258 for the nine months ended September 30, 2013. The increase was the result of an increase in interest accruals from note payables.

Net Loss

In the nine months ended September 30, 2014, we generated a net loss of $5,719,151, an increase of $4,016,783 from $1,702,368 for the nine months ended September 30, 2013. This increase was attributable to increased payroll and marketing costs as well as professional fees from share based consulting contracts.

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

Liquidity and Capital Resources

As of September 30, 2014, we had $22,613 in cash, $96,598 in accounts receivable, $205,611 in inventory, $37,389 in prepaid expenses and $339,672 in prepaid stock compensation. The following table provides detailed information about our net cash flow for all financial statement periods presented in this Quarterly Report. To date, we have financed our operations through the issuance of stock and borrowings.

The following table sets forth a summary of our cash flows for the nine months ended September 30, 2014 and 2013:

	Nine months ended September 30,
	2014	2013
Net cash used in operating activities	$(2,187,340)	$(229,850)
Net cash used in investing activities	(12,324)	(39,810)
Net cash provided by financing activities	2,217,948	334,200
Net increase in Cash	18,284	64,540
Cash, beginning	4,329	3,872
Cash, ending	$22,613	$$68,412

Operating activities

Net cash used in operating activities was $2,187,340 for the period ended September 30, 2014, as compared to $229,850 used in operating activities for the same period in 2013. The increase in net cash used in operating activities was primarily due to an increase in payroll, marketing, research and development and consulting contract cost.

Investing activities

Net cash used in investing activities was $12,324 for the period ended September 30, 2014, as compared to $39,810 used in investing activities for the same period in 2013. The decrease in net cash used in investing activities was primarily due to the website development in 2013 and no further development in 2014.

Financing activities

Net cash provided by financing activities for the period ended September 30, 2014 was $2,217,948, as compared to $334,200 for the same period of 2013. The increase of net cash provided by financing activities was mainly attributable to more equity financing from the sale of common stock and borrowings.

As of September 30, 2014, we continue to use traditional and/or debt financing to provide the capital we need to run the business.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Stock Issuances

During the three months ended September 30, 2014, the Company issued a total of 441,000 of common stock for cash received of $441,000, of which $15,000 and $190,000 of the funds were received as of March 31, 2014 and June 30, 2014, respectively, and recorded as stock payable.

During the three months ended September 30, 2014, the Company issued a total of 5,000 shares of common stock owed to an employee of the Company as part of their employment agreement totaling $5,000.  The shares were valued according to the fair value of the common stock, based on recent sales in a PPM at $1.00 and not based on the stock price on the market at the time which ranged from $2.53 to $3.71.

During the three months ended September 30, 2014, the Company recorded a stock payable totaling $30,000 for 30,000 shares of common stock owed to an officer, director and shareholder of the Company as part of his employment agreement.  The shares were valued according to the fair value of the common stock, based on recent sales in a PPM at $1.00 and not based on the stock price on the market at the time which ranged from $2.53 to $3.71.  The shares were unissued as of September 30, 2014 and are recorded in stock payable.

During the three months ended September 30, 2014, the Company issued 35,000 shares of common stock for consulting services totaling $35,000 to be performed over a period of one year.  The shares were valued according to the fair value of the common stock, based on recent sales in a PPM at $1.00 and not based on the stock price on the market at the time which ranged from $2.53 to $3.71.

During the three months ended September 30, 2014, the Company issued 10,000 shares of common stock for consulting services totaling $10,000 to be performed from August 2014 to October 2014.  The shares were valued according to the fair value of the common stock, based on recent sales in a PPM at $1.00 and not based on the stock price on the market at the time which ranged from $2.53 to $3.71.  Consulting expense for the three months ended September 30, 2014 was $6,667.  The remaining $3,333 recorded as prepaid expense and will be expensed in October 2014 which is the related service period of the agreement.

During the three months ended September 30, 2014, the Company issued 175,000 shares of common stock for consulting services totaling $175,000.  The shares were valued according to the fair value of the common stock, based on recent sales in a PPM at $1.00 and not based on the stock price on the market at the time which ranged from $2.53 to $3.71.

During the three months ended September 30, 2014, the Company issued 37,681 shares of common stock for settlement of accounts payable totaling $37,681.  The shares were valued according to the fair value of the common stock, based on recent sales in a PPM at $1.00 and not based on the stock price on the market at the time which ranged from $2.53 to $3.71.

Subsequent Sales & Issuances of Unregistered Securities

During October 2014, the Company issued 40,000 shares of common stock for cash received of $35,000, of which $5,000 of the funds were received as of March 31, 2014 and recorded as stock payable.

During October 2014, the Company sold 20,000 shares of common stock for cash totaling $20,000. As of the date of this filing, the 20,000 shares of common stock have not been issued.

During October 2014, the Company issued 30,000 shares of common stock owed to an employee of the Company as part of their employment agreement totaling $30,000.

During November 2014, the Company issued 135,000 shares of common stock for cash totaling $135,000.

During November 2014, the Company issued 450,000 shares of common stock for services totaling $450,000.

We made the above common stock issuance in reliance upon the exemption from registration under Section 4(2) of the Securities Act for private offerings not involving a public distribution.

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities from the time of our inception on March 7, 2008 through the period ended September 30, 2014.

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

Date: November 14, 2014