Form 10-K
period 2014-12-31
Bollente Companies Inc.
filed 2015-04-01
CIK 1429393

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-54219

BOLLENTE COMPANIES INC.
(Exact name of registrant as specified in its charter)

Nevada	26-2137574
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

8800 N. Gainey Center Dr., Suite 270
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐    No ☒

As of June 30, 2014, the aggregate market value of shares held by non-affiliates of the registrant (computed by reference to the price at which the common equity was last sold) was approximately $16,782,574.

The number of shares of Common Stock, $0.001 par value, outstanding on March 31, 2015 was 17,533,901 shares.

DOCUMENTS INCORPORATED BY REFERENCE: None.

BOLLENTE COMPANIES INC.
FOR THE FISCAL YEAR ENDED
DECEMBER 31, 2014

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

As a result of the assignment of the engineering services contract, Bollente manufactures and sells a high quality, whole-house, electric tankless water heater that is more energy efficient than conventional products.

Products

Trutankless®

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

We created a custom heat exchanger for our trutankless® product line that utilizes our patent pending Velix technology to heat water as it flows through the system, which means customers need not worry about running out of hot water. We believe we’ve selected the best materials available and a collection of exclusive design elements and features to maximize capacity, minimize energy use, and provide a truly maintenance free experience.

Our trutankless® water heaters were officially launched in the first quarter of 2014 and is sold throughout the wholesale plumbing distribution channel. We recently began generating revenue in the first quarter ended March 31, 2014. As of the fiscal year ended December 31, 2014, we generated $260,612 in revenue.

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

Bollente’s trutankless® received the Governor's Award of Merit for Energy and Technology Innovation for the trutankless line of electric tankless heaters at Arizona Forward's 2014 Environmental Excellence Awards.

Bollente’s trutankless® received Kitchen and Bath Business Magazine’s 2014 K*BB Product Innovator’s Award Judges Choice Product.

truCirc

truCirc is a high-tech, smart-home water circulation pump. The energy reducing, water-saving truCirc can be used as a standalone product or with our multi-award winning trutankless® electric tankless water heater. truCirc represents the next step in our mission to pioneer forward-thinking technology that changes the way people think about hot water.

A traditional water circulation pump circulates hot water through a home’s pipes, enabling homeowners to have instant, on-demand hot water as soon as they turn on the faucet and saving countless gallons of water that would have been wasted. truCirc takes the traditional pump to the next level with multiple hot water delivery strategies including a self-aware learning mode that tracks water usage in a household and predicts when hot water will be needed-- thereby using energy to keep water hot only when it’s desired. truCirc’s simple, modern, high-tech interface allows homeowners to quickly and easily change delivery modes or choose a zone or fixture to send hot water. Thermostatic shut-off valves can be installed at showerhead points of use throughout a home to further eliminate wasted water.

Our new product, truCirc, was unveiled on January 20, 2015 at the 2015 International Builders’ Show in Las Vegas.

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

To date, we have filed and received a United States federal trademark registration for trutankless® and our logo design with the help of our outside marketing and branding experts and have acquired several unique domain registrations reflective of our online marketing strategy (www.bollente.com). During the year ended December 31, 2013, our patent agent filed ta provisional patent with the US Patent and Trademark Office with the US Patent and Trademark Office with 37 claims based on our prototype design. Upon completion of our engineered prototype, we expect to file additional patents with additional claims. There is no guarantee that we will be able to obtain a formal patent for our tankless water heater. We will continue to protect our intellectual property through confidentiality agreements with vendors and consultants and trade secret protocols employed by employees, consultants, and contractors.

Growth Strategy

Bollente’s product launched in Q1 2014 and is sold through the wholesale plumbing distribution channel. Gas tankless manufacturers’ support of this sales channel was critical in their ability to quickly capture appreciable market share in the $3.6 billion replacement market. No electric tankless has been available solely through wholesale distribution which has welcomed the arrival of trutankless. Bollente’s sales and service training programs geared towards plumbers and contractors are the primary focal point of the Company’s sales strategy. Bollente is employing several outside manufacturers rep agencies to quickly scale sales and educate distributors, plumbers, builders, and contractors.

The Company is also leveraging online marketing strategies and social media. By continually building an immersive and educational web experience at www.trutankless.com Bollente is efficiently building brand awareness among consumers. Launch efforts are focused in Arizona, Texas, and the Southeast which accounts for over 1,000,000 electric water heater shipments annually. Licensing and co-branding opportunities are being assessed, since strategic partnerships would eliminate the channel conflicts that have historically obstructed previous electric tankless entries in the marketplace. Electric tankless has traditionally not been able to warrant such partnerships because of generally poor quality and product support, but co-branding open up sales of Bollente’s products through big box retailers.

In addition, we have determined that as part of our growth strategy, we will seek to partner with or acquire entities operating in various fields, with a bias towards green and "clean-tech" sectors. Our management has experience in marketing, product launches, business development strategies, and certain other areas specific to the success of growth companies. We will operate with a view towards identifying acquisition candidates as we seek the rights to provide the market with products and services geared toward environmental responsibility.

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

Margin Expansion

Cost reduction measures, including outsourcing of key components and certain quality control testing protocols, are currently being undertaken on an expedited basis to rapidly reduce costs and improve manufacturing scalability. Such reductions are expected to take place in stages over the next three quarters and are likely to result in gross sales margins approaching 50-60% which is far higher than other companies in the sector.

Market Outlook

Bollente is entering the market in front of the largest water heater replacement cycle ever at a time when homeowners are seeking ways reduce their carbon footprint without sacrificing comfort. Shares of companies like Whirlpool (WHR) and AO Smith (AOS) have soared — fueled by the unprecedented Consumer Durables replacement cycle — which is an echo of last decade’s building boom. It is estimated that some 57 Million water heaters will need replacement in the next 3 years. Florida, Texas, and Arizona, where electric water heaters dominate the market, were the epicenters of the boom. In the new construction market, builders are increasingly marketing “green” features and trutankless fit well along with other energy saving innovations. In commercial markets, projects with a green designation like LEED or EnergyStar recently became the majority.

Additionally, the Federal Government has mandated that starting in April 2015 standard electric water heaters over 55 gallons may not be sold, effectively forcing the market to use alternative technologies like tankless water heaters.

        Bollente has entered the market with a disruptive product that has enjoyed significant tail winds thus far. As a result, we believe BOLC is poised to produce exceptional results. Management expects to announce several key partnerships outside of the wholesale channel for current products and launch several additional lines next year. Management has plans to significantly reduce the cost of goods sold and develop other innovations to supplement existing offerings which will be sold through the existing sales channels and reps to help ensure sustainable growth over the next 3-5 years.

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

Employees

We currently have four full-time employees, including Robertson James Orr, who is also our sole officer and director, and one part-time employee. We expect to increase the number of employees to expand our sales and technical staff. We are using and will continue to use independent consultants and contractors to perform various professional services. We believe that this use of third-party service providers may enhance our ability to contain operating and general expenses, and capital costs.

Employment Agreements

Effective January 2014, the Company executed a two year employment agreement with the Vice President of Sales.  The employee will receive annual compensation of $125,000 per year.  The employee will earn a bonus of $40,000 when the Company sells and receives payment for 1,500 tankless hot water systems during the twelve months ended January 31, 2015.  The individual will earn a bonus of $40,000 when the Company sells and receives payment for 3,000 tankless hot water systems during the twelve months ended January 31, 2016.  The individual is also eligible for a commission equal to 2% of gross sales of tankless hot water systems. Additionally, pursuant to the agreement, there were 5,000 shares due upon execution of the agreement, 5,000 shares due on July 15, 2014, 5,000 shares due on February 1, 2015, and 5,000 shares due on July 1, 2015.

Effective March 1, 2014, the Company executed an employment agreement with the President and CEO of the Company.  The officer will receive annual compensation of $75,000 due monthly.  The officer can choose to receive the compensation in cash or in shares of common stock at $1 per share.  Additionally, the Company will issue 60,000 shares of common stock upon execution of the agreement and 30,000 shares of common stock per quarter starting from the three months ended May 31, 2014. Effective March 1, 2015, the Company executed a new employment agreement with the President and CEO of the Company.  The officer will receive annual compensation of $75,000 due monthly.  The officer can choose to receive the compensation in cash or in shares of common stock at $1 per share.  Additionally, the Company will issue 60,000 shares of common stock upon execution of the agreement and 30,000 shares of common stock per quarter starting from the three months ended May 31, 2015.

Effective October 1, 2014, the Company executed an employment agreement with the Vice President of Business Development of the Company.  The employee will receive annual compensation of $125,000 due monthly.  The employee can choose to receive the compensation in cash or in shares of common stock at $1 per share.  Additionally, the Company issued 50,000 shares of common stock pursuant to the execution of the agreement.

Consulting Agreements

On September 1, 2014, the Company entered into a Manufacturer Incentive Agreement to sell and distribute trutankless systems in single-family homes, townhomes, and condominiums constructed and sold by Meritage Homes Corporation.  The Company agrees to provide Meritage Home Corporation certain favorable pricing, supply terms, and incentives based on the volume of products purchased by Meritage’s subcontractors and suppliers.

On February 3, 2015, the Company entered into a Consulting and Advisory Agreement where an entity who will provide business development and consulting services.  The Company has agreed to issue 2,000 shares of common stock for their services over a twelve month period.

Available Information

Our periodic reports filed with the SEC, which include Form 10-K, Form 10-Q, Form 8-K and amendments thereto, may be accessed by the public free of charge from the SEC. Electronic copies of these reports can be accessed at the SEC’s website (http://www.sec.gov). Copies of these reports may also be obtained, free of charge, upon written request to: Bollente Companies Inc., 8800 N. Gainey Dr., Suite 270, Scottsdale, Arizona 85258, Attn: Corporate Secretary. The public may read or obtain copies of these reports from the SEC at the SEC’s Public Reference Room at 450 Fifth Street N.W., Washington, D.C. 20549 (1-800-SEC-0330).

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

We were incorporated in March of 2008 as a Nevada corporation. As a result of our start-up operations we have; (i) generated $238,912 in revenues in the year ended December 31, 2014, (ii) accumulated deficits of $13,506,818 from our inception through the period ended December 31, 2014, and (iii) we have incurred losses of $13,506,818 from our inception through the period ended December 31, 2014.  We have been focused on organizational and start-up activities and business plan development. There is nothing at this time on which to base an assumption that our business operations will prove to be successful or that we will ever be able to operate profitably. Our future operating results will depend on many factors, including our ability to raise adequate working capital, demand for our products, the level of our competition and our ability to attract and maintain key management and employees.

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

RISKS RELATING TO OUR COMMON STOCK

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We currently maintain an executive office 8800 N. Gainey Center Dr. Suite 270 Scottsdale AZ 85253, which consists of approximately 1,577 square feet. Our monthly rent for this office is $3,500. In January 2014, we signed a sublease with Perigon Companies, LLC, a Delaware limited liability company (“Perigon”). The lease term was one year at a rate of $4,000 per month. The lease is currently month-to-month at the same rate of $4,000 per month.

Additionally, we maintain an industrial/commercial building located at 15720 N Greenway-Hayden Loop, Unit 2, Scottsdale, AZ 85254, which consists of approximately 1,924 square feet. Our monthly rent for this building was $2,158.33 commencing on March 3, 2014 through December 31, 2014. On January 1, 2015, we signed a new lease for 12 months at a rate of $2,800 per month.

ITEM 3. LEGAL PROCEEDINGS

We are not a party to any material legal proceedings.

PART II

ITEM 5.                      MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASE OF EQUITY SECURITIES

Market Information

Our common stock is traded in the OTCQB under the symbol “BOLC”. Our common stock has traded sporadically on the OTCQB, which limits our ability to locate accurate high and low bid prices for each quarter within the last two fiscal years. Therefore, the following table lists the available quotations for the high and low bid prices for the fiscal years ended December 31, 2013 and 2014.

The following table sets forth, the average high and low bid prices of our common stock as reported by Yahoo Finance. These quotations reflect inter-dealer prices, without retail mark-up, markdown or commission, and may not necessarily represent actual transactions

	Year Ending December 31, 2013		Year Ending December 31, 2014
	AVERAGE BID PRICES		AVERAGE BID PRICES
	High	Low	High	Low
1st Quarter	$2.36	$0.80	$4.02	$2.47
2nd Quarter	$0.95	$0.95	$3.24	$1.95
3rd Quarter	$2.36	$1.21	$3.31	$2.12
4th Quarter	$3.38	$1.70	$3.07	$2.16

Holders of Common Stock

As of March 24, 2015, there were approximately 231 stockholders of record of our common stock. This number does not include shares held by brokerage clearing houses, depositories or others in unregistered form.

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

Recent Sales of Unregistered Securities

On October 7, 2014, the Company issued a total of 40,000 shares of common stock for cash received of $40,000.

On October 7, 2014, the Company issued a total of 30,000 shares of common stock owed to an employee of the Company as part of their employment agreement totaling $30,000.

On October 14, 2014, the Company sold 10,000 shares of common stock to an investor for cash totaling $10,000 and are recorded to stock payable.  The shares were issued on March 4, 2015.

On November 4, 2014, the Company issued a total of 135,000 shares of common stock for cash received of $135,000.

On November 4, 2014, the Company issued a total of 50,000 shares of common stock owed an employee of the Company as part of their employment agreement totaling $50,000.

On November 4, 2014, the Company issued 350,000 shares of common stock for consulting services totaling $350,000 to be performed over a period of one year.  The shares were valued according to the fair value of the common stock, based on recent sales in a PPM at $1.00 and not based on the stock price on the market at the time which ranged from $2.53 to $3.71.

On November 4, 2014, the Company issued 50,000 shares of common stock for consulting services totaling $50,000.  The shares were valued according to the fair value of the common stock, based on recent sales in a PPM at $1.00 and not based on the stock price on the market at the time which ranged from $2.53 to $3.71.

On November 30, 2014, the Company recorded a stock payable totaling $30,000 for 30,000 shares of common stock sold and 10,000 shares of common stock owed to an employee of the Company as part of their employment agreement.  The shares were issued on March 4, 2015.

On December 1, 2014, the Company issued a total of 254,000 shares of common stock for cash received of $254,000.

On December 1, 2014, the Company issued a total of 50,000 shares of common stock owed an employee of the Company as part of their employment agreement totaling $50,000.

On December 1, 2014, the Company issued 500,000 shares of common stock for consulting services totaling $500,000.  The shares were valued according to the fair value of the common stock, based on recent sales in a PPM at $1.00 and not based on the stock price on the market at the time which ranged from $2.53 to $3.71.

On December 17, 2014, the Company issued a total of 50,000 shares of common stock for cash received of $50,000.

On December 17, 2014, the Company issued a total of 7,000 shares of common stock to employees of the Company as a bonus totaling $7,000.

On December 19, 2014, the Company sold 15,000 shares of common stock to an investor for cash totaling $15,000 and are recorded to stock payable.  The shares were issued on February 4, 2015.

On December 24, 2014, the Company sold 100,000 shares of common stock to an investor for cash totaling $100,000 and are recorded to stock payable.  The shares were issued on February 4, 2015.

On December 31, 2014, the Company recorded a stock payable totaling $9,375 for 9,375 shares of common stock earned by eight consultants.  The shares were valued according to the fair value of the common stock, based on recent sales in a PPM at $1.00 and not based on the stock price on the market at the time which ranged from $2.53 to $3.71.

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

Subsequent Sales & issuances of Unregistered Securities

On January 12, 2015, the Company sold 10,000 shares of common stock to an investor for cash totaling $10,000.  As of the date of this filing, the shares have not been issued and are recorded to stock payable.

On February 2, 2015, the Company issued 235,000 shares of common stock for cash received of $235,000, of which $115,000 of the funds were received during December 2014 and recorded as stock payable.

On February 2, 2015, the Company issued 184,600 shares of common stock for services totaling $184,600.

On February 2, 2015, the Company issued 30,000 shares of common stock owed to an employee of the Company as part of their employment agreement totaling $30,000.

On March 4, 2015, the Company issued 175,000 shares of common stock for cash received of $175,000, of which $10,000 of the funds were received during December 2014 and recorded as stock payable.

On March 4, 2015, the Company issued 15,000 shares of common stock for services totaling $15,000.

On March 23, 2014, the Company issued a total of 35,000 shares of common stock for cash received of $35,000.

On March 23, 2015, the Company issued 20,000 shares of common stock for services totaling $20,000.

On March 23, 2015, the Company issued 100,000 shares of common stock owed to employees of the Company as part of their employment agreement totaling $100,000.

We believe that the issuance and sale of the securities was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2) and Regulation D Rule. The securities were sold directly by us and did not involve a public offering or general solicitation. The recipients of the securities were afforded an opportunity for effective access to files and records of the Registrant that contained the relevant information needed to make their investment decision, including the financial statements and 34 Act reports. We reasonably believed that the recipients, immediately prior to the sale of the securities, were accredited investors and had such knowledge and experience in our financial and business matters that they were capable of evaluating the merits and risks of their investment. The management of the recipients had the opportunity to speak with our management on several occasions prior to their investment decision. There were no commissions paid on the issuance and sale of the securities.

Issuer Purchases of Equity Securities

The Company did not repurchase any of its equity securities during the fourth quarter ended December 31, 2014.

ITEM 6.                      SELECTED FINANCIAL DATA

This item is not applicable, as we are considered a smaller reporting company.

ITEM 7.                      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Background

Bollente Companies Inc. was incorporated in the state of Nevada on March 7, 2008. The Company is headquartered in Scottsdale, Arizona and currently operates through its wholly-owned subsidiary, Bollente, Inc., a Nevada corporation incorporated on December 3, 2009.

Bollente manufactures and sells a high quality, whole-house, electric tankless water heater that is more energy efficient than conventional products. See “Item 1. Business.”

RESULTS OF OPERATIONS

Revenues

In the year ended December 31, 2014 we generated $238,912 in revenues, as compared to $0 revenues in the prior year. Cost of goods sold was $440,330, as compared to $0 in the prior year.

Expenses

Operating expenses totaled $6,010,406 during the year ended December 31, 2014 as compared to $3,161,609 in the prior year. In the year ended December 31, 2014, our expenses primarily consisted of General and Administrative of $1,557,015, Executive Compensation of $208,850, Research and Development of $876,777, and Professional fees of $3,367,764.

General and administrative fees increased $1,427,221, from the year ended December 31, 2013 to the year ended December 31, 2014.  This increase was primarily due to an increase in wages and marketing in 2014.

Executive Compensation increased $82,250 from the year ended December 31, 2013 to the year ended December 31, 2014.  Executive Compensation increased due to an increase in cash and stock based compensation to the President of the Company.

Research and development increased $574,976 from the year ended December 31, 2013 to the year ended December 31, 2014.  This increase is attributed primarily to the Company spending more towards developing its technology.

Professional fees increased $793,950 from the year ended December 31, 2013 to the year ended December 31, 2014.  Professional fees increased due to an increase in consulting fees associated with business development.

Other Income and Expenses

Other income increased $7,182 in the year ended December 31, 2014 from $0 for the year ended December 31, 2013. The increase was the result of an increase in sublease income.

Interest expense – related party decreased $35,317 to $9,085 in the year ended December 31, 2014 from $44,402 for the year ended December 31, 2013. The decrease was the result of a decrease in notes payable with interest accruals.

Interest expense decreased $53 to $205 in the year ended December 31, 2014 from $258 for the year ended December 31, 2013. The decrease was the result of a decrease in notes payable with interest accruals.

Net Loss

In the year ended December 31, 2014, we generated a net loss of $7,217,939, an increase of $4,011,670 from $3,206,269 for the year ended December 31, 2013. This increase was attributable to increased payroll and marketing costs.

In the year ended December 31, 2014, we generated a net loss from continuing operations of $7,038,932, an increase of $3,843,163 from $3,195,769 for the year ended December 31, 2013. This increase was attributable to increased payroll and marketing costs.

In the year ended December 31, 2014, we generated a net loss from discontinued operations of $179,007, an increase of $168,507 from $10,500 for the year ended December 31, 2013. This increase was attributable to increased legal fees.

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

Liquidity and Capital Resources

As of December 31, 2014, we had $40,446 in cash, $54,477 in accounts receivable, $174,132 in inventory, $30,399 in prepaid expenses and $530,000 in prepaid stock compensation. The following table provides detailed information about our net cash flow for all financial statement periods presented in this Annual Report. To date, we have financed our operations through the issuance of stock and borrowings.

The following table sets forth a summary of our cash flows for the years ended December 31, 2014 and 2013:

	Year ended December 31,
	2014	2013
Net cash used in operating activities – continuing operations	$(2,647,194)	$(448,060)
Net cash used in operating activities – discontinued operations	(85,647)	(10,500)
Net cash used in operating activities	(2,732,841)	(458,560)
Net cash used in investing activities – continuing operations	(12,324)	(55,098)
Net cash used in investing activities	(12,324)	(55,098)
Net cash provided by financing activities – continuing operations	2,695,635	514,115
Net cash provided by financing activities – discontinued operations	86,013	-
Net cash provided by financing activities	2,781,648	514,115
Net increase in Cash	36,483	457
Cash, beginning	4,329	3,872
Cash, ending	40,812	$4,329
Less: Cash, discontinued operations	366	3,000
Cash, continuing operations	$40,446	$1,329

Operating activities

Net cash used in operating activities – continuing operations was $2,647,194 for the year ended December 31, 2014, as compared to $448,060 used in operating activities for the same period in 2013. The increase in net cash used in operating activities – continuing operations was primarily due to an increase in payroll, marketing, research and development and consulting contract cost.

Net cash used in operating activities – discontinued operations was $85,647 for the year ended December 31, 2014, as compared to $10,500 used in operating activities for the same period in 2013. The increase in net cash used in operating activities – discontinued operations was primarily due to an increase in legal fees.

Investing activities

Net cash used in investing activities was $12,324 for the year ended December 31, 2014, as compared to $55,098 used in investing activities for the same period in 2013. The decrease in net cash used in investing activities was primarily due to the website development in 2013 and no further development in 2014.

Financing activities

Net cash provided by financing activities – continuing operations for the year ended December 31, 2014 was $2,695,635, as compared to $514,115 for the same period of 2013. The increase of net cash provided by financing activities – continuing operations was mainly attributable to more equity financing from the sale of common stock and borrowings.

Net cash provided by financing activities – discontinued operations for the year ended December 31, 2014 was $86,013, as compared to $0 for the same period of 2013. The increase of net cash provided by financing activities was mainly attributable to more financing from borrowings.

As of December 31, 2014, we continue to use traditional and/or debt financing to provide the capital we need to run the business.

Since inception, we have financed our cash flow requirements through issuance of common stock and debt financing. As we expand our activities, we may, and most likely will, continue to experience net negative cash flows from operations, pending receipt of substantial product sales. Additionally, we anticipate obtaining additional financing to fund operations through common stock offerings, to the extent available, or to obtain additional financing to the extent necessary to augment our working capital. In the future we need to generate sufficient revenues from product sales in order to eliminate or reduce the need to sell additional stock or obtain additional loans. There can be no assurance we will be successful in raising the necessary funds to execute our business plan.

On March 3, 2015, the Company received $200,000 as a loan from a shareholder of the Company. The interest rate is 12% that is to be paid on a monthly basis. The term of the note is for two years beginning March 3, 2015 and ending on March 2, 2017.

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

ITEM 8.                      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Index to Financial Statements and Financial Statement Schedules appearing on page 34 of this Form 10-K.

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

Management has undertaken an assessment of the effectiveness of our internal control over financial reporting based on the framework and criteria established in the Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Based upon this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2014.

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

Information as to our current directors and executive officers is as follows:

Name	Age	Title	Since

Robertson James Orr	40	Chief Executive Officer, President, Secretary, Treasurer, & Director	May 12, 2010

Duties, Responsibilities and Experience

Robertson James Orr, has been our Chief Executive Officer, President, Treasurer, Secretary, and a Director since May 12, 2010. Mr. Orr attended Arizona State University and graduated with a BA in Business Management.  In 1998, Mr. Orr assisted in the founding of bluemedia, Inc., a successful large format digital printing company based in Tempe, Arizona.  Mr. Orr led bluemedia to profitability 9 years ago while overseeing the company's sales department and business development, and since then the company has continued to grow by more than 28% annually. In 2005, Mr. Orr and his Partners in bluemedia started a non-traditional ad agency called Blind Society, which is responsible for the direct to consumer marketing efforts of companies like AT&T, K-Swiss, and Activision. In addition to his entrepreneurial successes, Mr. Orr has been involved with supporting numerous local charitable causes through his work with the Boys & Girls Clubs of Phoenix, St. Joseph the Worker, the MDA and the ADA. He is also on the Board of Directors for the Tempe Chamber of Commerce and is active in the Phoenix 40.

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

Code of Ethics

A code of ethics relates to written standards that are reasonably designed to deter wrongdoing and to promote:

1.	Honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;
2.	Full, fair, accurate, timely and understandable disclosure in reports and documents that are filed with, or submitted to, the Commission and in other public communications made by an issuer;
3.	Compliance with applicable governmental laws, rules and regulations;
4.	The prompt internal reporting of violations of the code to an appropriate person or persons identified in the code; and
5.	Accountability for adherence to the code.

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

On March 1, 2014, the Company executed an employment agreement with Mr. Orr, President of the Company.  Mr. Orr will receive annual compensation of $75,000 due monthly.  Mr. Orr can choose to receive the compensation in cash or in shares of common stock at $1 per share.  Additionally, the Company will issue 60,000 shares of common stock upon execution of the agreement and 30,000 shares of common stock per quarter starting from the three months ended May 31, 2014.

On March 1, 2015, the Company executed a Personal Service Agreement with Mr. Orr, the President of the Company.  Mr. Orr will receive annual compensation of $75,000 due monthly.  Mr. Orr can choose to receive the compensation in cash or in shares of common stock at $1 per share.  Additionally, the Company will issue 60,000 shares of common stock upon execution of the agreement and 30,000 shares of common stock per quarter starting from the three months ended May 31, 2015.

Summary Compensation Table

The table below summarizes the total compensation paid to or earned by our current Executive Officers for the fiscal years ended December 31, 2014, 2013 and 2012.

SUMMARY COMPENSATION TABLE
Name and Principal Positions	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compen-sation ($)	Non-qualified Deferred Compensation Earnings ($)	All Other Compen-sation ($)	Total ($)
Robertson James Orr(1),	2014	64,500	-0-	165,000(2)	-0-	-0-	-0-	-0-	229,500
President, Secretary,	2013	12,000	-0-	111,600(3)	-0-	-0-	-0-	-0-	123,600
Treasurer & Director	2012	17,000	-0-	126,100(4)	-0-	-0-	-0-	-0-	143,100

(1)	Mr. Orr was appointed President, Secretary, Treasurer, and Director of the Company on May 12, 2010.
(2)	Amount represents the fair market value of 165,000 shares of common stock issued for services as an employee.
(3)	Amount represents the fair market value of 45,000 shares of common stock issued for services as an employee.
(4)	Amount represents the fair market value of 95,000 shares of common stock issued for services as an employee.

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

Option Grants in Last Fiscal Year

During the years ended December 31, 2014 and 2013, we did not grant any options to our officers and directors.

ITEM 12.                      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information, to the best of our knowledge, about the beneficial ownership of our common stock on March 24, 2015 relating to the beneficial ownership of our common stock by those persons known to beneficially own more than 5% of our capital stock and by our directors and executive officers.  The percentage of beneficial ownership for the following table is based on 17,533,901 shares of common stock outstanding.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and does not necessarily indicate beneficial ownership for any other purpose. Under these rules, beneficial ownership includes those shares of common stock over which the stockholder has sole or shared voting or investment power. It also includes shares of common stock that the stockholder has a right to acquire within 60 days after March 24, 2015 pursuant to options, warrants, conversion privileges or other right. The percentage ownership of the outstanding common stock, however, is based on the assumption, expressly required by the rules of the Securities and Exchange Commission, that only the person or entity whose ownership is being reported has converted options or warrants into shares of our common stock.

Security Ownership of Management, Directors and Certain Beneficial Owners

Title of Class	Name of Beneficial Owner(1)	Number Of Shares	Percent Beneficially Owned
Common	Robertson James Orr – Sole Officer and Director(2)	596,327	3.4%
Common	Jim Burns & Lynn Burns JT TEN	1,100,000	6.2%
	All Directors, Officers and Principal Stockholders as a Group	1,696,327	9.6%
1.
As used in this table, “beneficial ownership” means the sole or shared power to vote, or to direct the voting of, a security, or the sole or shared investment power with respect to Common Stock (i.e., the power to dispose of, or to direct the disposition of, a security).

2.	Robertson James Orr is a natural person directly holding 100% voting power over the shares. Mr. Orr’s address is located at 312 West Macaw Drive, Chandler, AZ 85255.
3.	Jim & Lynn Burns are natural persons directly holding 100% voting power over the shares. Mr. and Mrs.’s Burns address is located at 146101 W Meadow Ln, Maricopa, AZ 85139

Changes in Control

There are no arrangements, known to the Company, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change in control of the Company.

ITEM 13.                      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPNDENCE

Transactions with Related Persons

As of December 31, 2013, the Company had a note payable totaling $500,000 due to a stockholder of the Company. The note payable is unsecured and was due on February 2014. In February 2014, the Company and the lender agreed to extend the due date of the loan for $500,000 for an additional year and would be due in February 2015. In June 2014 the note was paid off in full.

In January 2014, the Company executed a sublease agreement with Perigon Companies, LLC, a related party.  The lease term was one year at a rate of $4,000 per month.  The Company paid a refundable security deposit of $1,500. The lease is currently month-to-month at the same rate of $4,000 per month.

On March 3, 2015, the Company received $200,000 as a loan from a shareholder of the Company.   The interest rate is 12% that is to be paid on a monthly basis.  The term of the note is for two years beginning March 3, 2015 and ending on March 2, 2017.

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

ITEM 14.                      PRINCIPAL ACCOUNTING FEES AND SERVICES

AUDIT FEES

Audit and Non-Audit Fees

The aggregate fees billed for professional services rendered by De Joya Griffith, for the audit of our annual financial statements and review of the financial statements included in our Form 10-Q or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for fiscal years 2014 and 2013 was $33,800 and $16,500, respectively.

In March 2015, we engaged Seale and Beers, CPAs to serve as the Registrant’s independent registered public accountants.  The aggregate fees billed for professional services rendered by Seale and Beers, CPAs for the audit of our annual financial statements for the fiscal year 2014 was $15,000.

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

Not applicable.

ITEM 15.                      EXHIBITS, FINANCIAL STATEMENT SCHEDULES

We have filed the following documents as part of this Annual Report on Form 10-K:

1.	The financial statements listed in the "Index to Consolidated Financial Statements" on page 34 are filed as part of this report.
2.	Financial statement schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.
3.	Exhibits included or incorporated herein: See index to Exhibits.

Exhibit Index
Incorporated by reference
Exhibit Number	Exhibit Description	Filed herewith	Form	Period ending	Exhibit	Filing date
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act	X
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act	X
101.INS**	XBRL Instance Document	X
101.SCG**	XBRL Taxonomy Extension Schema	X
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase	X
101.LAB**	XBRL Taxonomy Extension Label Linkbase	X
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase	X
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

Date: March 31, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Roberston James Orr	Chairman of the Board of Directors,	March 31, 2015
Robertson James Orr	Chief Executive Officer (Principal Executive Officer)
and Principal Financial Officer

BOLLENTE COMPANIES INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

SEAL & BEERS, CPAs
Certified Public Accountants
PCAOB Registered Auditors – www.sealebeers.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Bollente Companies, Inc.

We have audited the accompanying balance sheets of Bollente Companies, Inc. as of December 31, 2014, and the related statements of income, stockholders’ equity (deficit), and cash flows for the year ended December 31, 2014.  Bollente Companies, Inc’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Bollente Companies, Inc as of December 31, 2014, and the related statements of income, stockholders’ equity (deficit), and cash flows for each of the years in the year ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 2 to the financial statements, the Company has limited revenues, has incurred recurring losses and recurring negative cash flow from operating activities, and has an accumulated deficit which raises substantial doubt about its ability to continue as a going concern.  Management’s plans concerning these matters are also described in Note 2.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Seale and Beers, CPAs

Seale and Beers, CPAs
Las Vegas, Nevada
March 31, 2014

DE JOYA GRIFFITH
Certified Public Accountants and Consultants

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

/s/ De Joya Griffith, LLC
Henderson, Nevada
April 8, 2014.

BOLLENTE COMPANIES, INC.
CONSOLIDATED BALANCE SHEETS
(audited)

	December 31,	December 31,
	2014	2013

ASSETS

Current assets:
Cash	$40,446	$4,329
Accounts receivable, net	54,477	-
Inventory	174,132	-
Prepaid expenses	30,399	24,761
Prepaid stock compensation	530,000	1,228,201
Total current assets	829,454	1,257,291

Fixed assets, net	8,768	-

Other assets:
Security deposits	1,500	1,500
Trademarks	825	550
Prepaid stock compensation - long term portion	16,667	-
Website, net	40,693	58,598
Total other assets	59,685	60,648

Total assets	$897,907	$1,317,939

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$338,651	$76,769
Credit cards	2,387	-
Customer deposits	600	-
Accrued salaries - related party	15,278	10,869
Accrued payroll taxes	12,505	11,891
Notes payable - related party	128,637	500,450
Accrued interest payable	4	-
Accrued interest payable - related party	-	1,599
Line of credit - related party	-	49,051
Notes payable, net of unamortized debt discount of $0	-	30,250
Total current liabilities	498,062	680,879

Total liabilities	498,062	680,879

Stockholders' equity:
Preferred stock, $0.001 par value, 10,000,000 shares
authorized, no shares issued and outstanding
as of December 31, 2014 and December 31, 2013, respectively	-	-
Common stock, $0.001 par value, 100,000,000 shares
authorized, 16,934,301 and 10,242,460 shares issued and outstanding
as of December 31, 2014 and December 31, 2013, respectively	16,935	10,243
Additional paid-in capital	13,725,353	7,010,353
Subscriptions payable	164,375	94,850
Accumulated deficit	(13,506,818)	(6,478,386)
Total stockholders' equity	399,845	637,060

Total liabilities and stockholders' equity	$897,907	$1,317,939

See accompanying notes to consolidated financial statements.

BOLLENTE COMPANIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(audited)

	For the years ended
	December 31,
	2014	2013

Revenue	$238,912	$-

Cost of goods sold	(440,330)	-

Gross profit	(201,418)	-

Operating expenses:
General and administrative	1,557,015	129,794
General and administrative - related party	-	22,100
Executive compensation	208,850	123,600
Research and development	876,777	301,801
Professional fees	3,367,764	2,573,814

Total operating expenses	6,010,406	3,161,609

Other income(expenses):
Other income	7,182	-
Interest expense - related party	(9,085)	(44,402)
Interest expense	(205)	(258)
Loss on debt conversion	(825,000)	-

Total other expenses	(827,108)	(44,660)

Net loss from continuing operations	(7,038,932)	(3,195,769)

Net loss from discontinued operations	(179,007)	(10,500)

Net loss	$(7,217,939)	$(3,206,269)

Basic earnings per share
Loss from continuing operations	$(0.50)	$(0.38)
Loss from discontinued operations	(0.01)	-

Net loss per common share - basic	$(0.51)	$(0.38)

Weighted average number of common shares	14,231,198	8,406,764
outstanding - basic
See accompanying notes to consolidated financial statements.

BOLLENTE COMPANIES, INC.
STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
(audited)

					Additional				Total
	Preferred Shares		Common Shares		Paid-In	Subscriptions	Subscriptions	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Receivable	Payable	Deficit	Equity (Deficit)
Balance, December 31, 2012	-	$-	8,152,456	$8,153	$3,916,077	$-	$7,500	$(3,272,117)	$659,613

December 31, 2013
Issuance for cash			590,000	590	351,910		42,500		395,000

December 31, 2013
Issuance for employment agreement			45,000	45	66,705		44,850		111,600

December 31, 2013
Issuance for consulting services			1,195,000	1,195	2,532,655				2,533,850

December 31, 2013
Issuance for debt conversion			260,000	260	130,281				130,541

Prior period adjustment					12,725				12,725

December 31, 2013
Net loss								(3,206,269)	(3,206,269)

Balance, December 31, 2013	-	$-	10,242,456	$10,243	$7,010,353	$-	$94,850	$(6,478,386)	$637,060

Spin-off of Nuvola, Inc.
November 24, 2014								189,507	190,078

December 31, 2014
Issuance for cash			2,817,999	2,818	2,815,181	-	75,000		2,892,999

December 31, 2014
Issuance for employment agreement			527,000	527	556,323		(14,850)		542,000

December 31, 2014
Issuance for consulting services			2,231,592	2,232	2,229,360		9,375		2,240,967

December 31, 2014
Issuance for debt conversion			1,115,250	1,115	1,114,135				1,115,250

December 31, 2014
Net loss								(7,217,939)	(7,217,939)

Balance, December 31, 2014	-	$-	16,934,297	$16,935	$13,725,353	$-	$164,375	$(13,506,818)	$399,845
See accompanying notes to consolidated financial statements.

BOLLENTE COMPANIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(audited)

	For the years ended
	December 31,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(7,217,939)	$(3,206,269)
Less: Loss from discontinued operations	179,007	10,500

Loss from continuing operations	(7,038,932)	(3,195,769)
Adjustments to reconcile net loss
to net cash used in operating activities:
Shares issued for services	980,966	2,471,649
Depreciation	3,282	-
Shares issued for employment agreement	409,500	111,600
Shares issued for prepaid stock compensation	2,079,034	-
Loss on debt conversion	825,000	-
Amortization of website costs	17,905	-
Accrued rent expense - related party line of credit	42,000	42,000
Changes in operating assets and liabilities:		-
(Increase) decrease in accounts receivable	(54,477)	-
(Increase) decrease in inventory	(174,132)	-
(Increase) decrease in prepaid expenses	(5,638)	75,601
Increase in accounts payable	258,006	48,172
Increase in credit card	2,387	-
Increase in accounts payable - related party	3,876	-
Increase in customer deposits	600	-
Increase in accrued salaries - related party	4,409	1,700
Increase in accrued payroll taxes	614	-
Increase in accrued interest payable	4	-
Increase in accrued interest payable - related party	(1,599)	(3,013)

Net cash used in operating activities – continuing operations	(2,647,194)	(448,060)
Net cash used in operating activities – discontinued operations	(85,647)	(10,500)

Net cash used in operating activities	(2,732,841)	(458,560)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase trademarks	(275)	-
Purchase website costs	-	(55,098)
Purchase of fixed assets	(12,049)

Net cash used in investing activities – continuing operations	(12,324)	(55,098)

Net cash used in investing activities	(12,324)	(55,098)

CASH FLOWS FROM FINANCING ACTIVITIES
Spin off	189,507	-
Proceeds from notes payable	17,000	-
Repayments for notes payable	(17,000)	-
Proceeds from notes payable - related party	152,687	131,500
Repayments of notes payable - related party	(254,000)	(1,500)
Proceeds from line of credit - related party	(91,051)	46,200
Repayments of line of credit - related party	-	(57,085)
Proceeds from sale of common stock, net of offering costs	2,887,999	395,000

Net cash provided by financing activities – continuing operations	2,695,635	514,115
Net cash provided by financing activities – discontinued operations	86,013	-

Net cash provided by financing activities	2,781,648	514,115

NET CHANGE IN CASH	36,483	457

CASH AT BEGINNING OF YEAR	4,329	3,872

CASH AT END OF YEAR

Less: CASH OF DISCONTINUED OPERATIONS AT END OF YEAR	366	3,000

CASH OF CONTINUING OPERATIONS AT END OF YEAR	$40,446	$4,329

SUPPLEMENTAL INFORMATION:
Interest paid	$-	$-
Income taxes paid	$-	$-

Non-cash investing and financing activities:
Shares issued to settle notes payable	$290,250	$-
Shares issued as settlement of accounts payable	$37,681	$-
Shares issued for prepaid stock compensation	$1,432,500	$1,228,201
See accompanying notes to consolidated financial statements.

BOLLENTE COMPANIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(AUDITED)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization
The Company was incorporated on March 7, 2008 under the laws of the State of Nevada, as Alcantara Brands Corporation.  On October 5, 2010, the Company amended its articles of incorporation and changed its name to Bollente Companies, Inc.

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

On November 24, 2014, the Company completed the spin-off of its cloud-based technology business, Nuvola, Inc.  Shareholders of the Company will receive one restricted share of Nuvola, Inc. for every twenty shares held.  As a result of the spin-off, all current and prior year amounts have been adjusted to reflect Nuvola, Inc. as a discontinuted operation.

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

BOLLENTE COMPANIES, INC.
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

Fair value of financial instruments
Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2014. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash and accounts payable. Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

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

BOLLENTE COMPANIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(AUDITED)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Reclassifications
During the fourth quarter of 2014, assets related to Nuvola, Inc. met the criteria for classification as Discontinued Operations.  The results of operations related to Nuvola, Inc. are included in the consolidated statements of operations as “Net loss from discontinued operations.”  The cash flows of this business is also presented separately in our consolidated statements of cash flows.

Recent pronouncements
In April 2014, the FASB issued ASU 2014-08, "Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity," which changes the criteria for determining which disposals can be presented as discontinued operations and modifies the related disclosure requirements. This guidance should be applied prospectively to new disposals and new classifications of disposal groups as held for sale after the effective date which is fiscal years beginning on or after December 15, 2014, and interim periods within those annual periods. The Company chose to early adopt the provisions of this guidance in the fourth quarter of 2014.

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. As a result, the Company incurred accumulated net losses for the year ended December 31, 2014 of ($13,506,818). In addition, the Company’s development activities since inception have been financially sustained through debt and equity financing.

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

NOTE 3 – INVENTORY

Inventories consist of the following at:

	December 31, 2014	December 31, 2013

Raw materials	$174,132	$-

Total	$174,132	$-

NOTE 4 – WEBSITE

Website consists of the following at:

	December 31, 2014	December 31, 2013

Website	$58,598	$58,598

Less: Accumulated amortization	(17,905)	-

Website, net	$40,693	$58,598

Amortization expense for the years ended December 31, 2014 and 2013 was $17,905 and $0, respectively.

BOLLENTE COMPANIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(AUDITED)

NOTE 5 – NOTES PAYABLE – RELATED PARTY

Notes payable consist of the following at:

	December 31, 2014	December 31, 2013

Note payable to an officer, director and shareholder, unsecured, 0% interest, due upon demand	$450	$450

Note payable with a shareholder, unsecured, 5% interest, due February 2015	-	500,000

Note payable to a related entity, unsecured, 0% interest, due upon demand	127,615	-

Notes Payable – Current	$128,065	$500,450

	December 31, 2014	December 31, 2013
Line of credit for up to $150,000, from a shareholder, unsecured, 5% interest, due December 2014	$-	$49,051

Line of credit – Current	$-	$49,051

Interest expense from continuing operations for the years ended December 31, 2014 and 2013 was $9,085 and $44,402, respectively.

NOTE 6 – NOTES PAYABLE

	December 31, 2014	December 31, 2013
Note payable to an unrelated third party, unsecured, due May 2012, in default as of March 31, 2014	$-	$30,250
Notes Payable – Current	$-	$30,250

During April 2014, the Company converted $15,250 of the principal balance into 15,250 shares of common stock

Interest expense from continuing operations, including the amortization of the debt discount and the amortization of the deferred financing cost for the years ended December 31, 2014 and 2013 was $205 and $258, respectively.

Interest expense from discontinued operations, including the amortization of the debt discount and the amortization of the deferred financing cost for the years ended December 31, 2014 and 2013 was $7,134 and $0, respectively.

BOLLENTE COMPANIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(AUDITED)

NOTE 7 – DISCONTINUED OPERATIONS

On November 24, 2014, the Company completed the spin-off of its cloud-based technology business, Nuvola, Inc.  Shareholders of the Company will receive one restricted share of Nuvola, Inc. for every twenty shares held.  As a result of the spin-off, all current and prior year amounts have been adjusted to reflect Nuvola, Inc. as a discontinuted operation.

During the fourth quarter of 2014, assets related to Nuvola, Inc. met the criteria for classification as Discountinued Operations.  The results of operations related to Nuvola, Inc. are included in the consolidated statements of operations as “Net loss from discontinued operations.”  The cash flows of this business is also presented separately in our consolidated statements of cash flows.

NOTE 8 – STOCKHOLDERS’ EQUITY

The Company is authorized to issue 10,000,000 shares of it $0.001 par value preferred stock and 100,000,000 shares of its $0.001 par value common stock.

Common stock

On January 22, 2014, the Company issued a total of 105,000 of common stock for cash received of $105,000, of which $50,000 of the funds were received as of December 31, 2013 and recorded as stock payable.

On January 22, 2014, the Company issued 68,911 shares of common stock for consulting services totaling $68,911.  The shares were valued according to the fair value of the common stock, based on recent sales in a PPM at $1.00 and not based on the stock price on the market at the time which ranged from $2.53 to $3.71.

On January 23, 2014, the Company issued a total of 40,000 of common stock for cash received of $40,000, of which $15,000 of the funds were received as of December 31, 2013 and recorded as stock payable.

On February 11, 2014, the Company issued a total of 210,000 of common stock for cash received of $210,000.

On February 11, 2014, the Company issued 40,000 shares of common stock for funds not yet received.  The shares were then retired on November 20, 2014.

On February 25, 2014, the Company issued a total of 470,999 of common stock for cash received of $470,999.

On March 11, 2014, the Company issued 200,000 shares of common stock for consulting services totaling $200,000 to be performed over a period of two years.  The shares were valued according to the fair value of the common stock, based on recent sales in a PPM at $1.00 and not based on the stock price on the market at the time which ranged from $2.53 to $3.71.

On March 11, 2014, the Company issued a total of 583,000 of common stock for cash received of $583,000.

On March 11, 2014, the Company issued a total of 20,000 of common stock for cash received of $20,000 on April 14, 2014.

On April 2, 2014, the Company issued a total of 229,000 of common stock for cash received of $229,000.

On April 2, 2014, the Company issued a total of 350,000 shares of common stock owed to employees of the Company as part of their employment agreement totaling $350,000.

On April 2, 2014, the Company issued 15,250 shares of common stock in exchange for a settlement of debt for $15,250 with a related party.  Since the settlement of debt was with a related party, the Company treated this as a capital transaction and no gain on the debt settlement was recorded.

BOLLENTE COMPANIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(AUDITED)

NOTE 8 – STOCKHOLDERS’ EQUITY (CONTINUED)

Common stock

On April 2, 2014, the Company issued 1,100,000 shares of common stock in exchange for a settlement of debt with a related party.  The related party is a shareholder of the Company.  The Company recognized a loss on debt settlement of $825,000.

On April 2, 2014, the Company issued 250,000 shares of common stock for consulting services totaling $250,000 to be performed over a period of five and a half months.  The shares were valued according to the fair value of the common stock, based on recent sales in a PPM at $1.00 and not based on the stock price on the market at the time which ranged from $2.53 to $3.71.

On April 2, 2014, the Company issued 120,000 shares of common stock for consulting services totaling $120,000.  The shares were valued according to the fair value of the common stock, based on recent sales in a PPM at $1.00 and not based on the stock price on the market at the time which ranged from $2.53 to $3.71.

On April 2, 2014, the Company issued 100,000 shares of common stock for consulting services totaling $100,000 to be performed over a period of one year.  The shares were valued according to the fair value of the common stock, based on recent sales in a PPM at $1.00 and not based on the stock price on the market at the time which ranged from $2.53 to $3.71.

On May 2, 2014, the Company issued a total of 240,000 of common stock for cash received of $240,000.

On May 2, 2014, the Company issued a total of 35,000 shares of common stock owed to employees of the Company as part of their employment agreement totaling $35,000.

On May 2, 2014, the Company issued 35,000 shares of common stock for consulting services totaling $35,000.  The shares were valued according to the fair value of the common stock, based on recent sales in a PPM at $1.00 and not based on the stock price on the market at the time which ranged from $2.53 to $3.71.

On May 2, 2014, the Company issued 250,000 shares of common stock for consulting services totaling $250,000 to be performed over a period of five and a half months.  The shares were valued according to the fair value of the common stock, based on recent sales in a PPM at $1.00 and not based on the stock price on the market at the time which ranged from $2.53 to $3.71.

On May 2, 2014, the Company issued 50,000 shares of common stock for consulting services totaling $50,000 to be performed over a period of fifteen months.  The shares were valued according to the fair value of the common stock, based on recent sales in a PPM at $1.00 and not based on the stock price on the market at the time which ranged from $2.53 to $3.71.

On July 15, 2014, the Company issued a total of 227,000 of common stock for cash received of $227,000.

On July 15, 2014, the Company issued 30,000 shares of common stock for consulting services totaling $30,000.  The shares were valued according to the fair value of the common stock, based on recent sales in a PPM at $1.00 and not based on the stock price on the market at the time which ranged from $2.53 to $3.71.

On July 22, 2014, the Company issued 32,881 shares of common stock for consulting services totaling $32,881.  The shares were valued according to the fair value of the common stock, based on recent sales in a PPM at $1.00 and not based on the stock price on the market at the time which ranged from $2.53 to $3.71.

On August 18, 2014, the Company issued a total of 7,000 of common stock for cash received of $7,000.

BOLLENTE COMPANIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(AUDITED)

NOTE 8 – STOCKHOLDERS’ EQUITY (CONTINUED)

Common stock

On August 18, 2014, the Company issued 10,000 shares of common stock for consulting services totaling $10,000 to be performed over a period of one year.  The shares were valued according to the fair value of the common stock, based on recent sales in a PPM at $1.00 and not based on the stock price on the market at the time which ranged from $2.53 to $3.71.

On August 20, 2014, the Company issued 10,000 shares of common stock for consulting services totaling $10,000 to be performed over a period of one year.  The shares were valued according to the fair value of the common stock, based on recent sales in a PPM at $1.00 and not based on the stock price on the market at the time which ranged from $2.53 to $3.71.

On August 20, 2014, the Company issued 50,000 shares of common stock for consulting services totaling $50,000.  The shares were valued according to the fair value of the common stock, based on recent sales in a PPM at $1.00 and not based on the stock price on the market at the time which ranged from $2.53 to $3.71.

On August 28, 2014, the Company issued 25,000 shares of common stock for consulting services totaling $25,000.  The shares were valued according to the fair value of the common stock, based on recent sales in a PPM at $1.00 and not based on the stock price on the market at the time which ranged from $2.53 to $3.71.

On August 28, 2014, the Company issued a total of 70,000 of common stock for cash received of $70,000.

On August 20, 2014, the Company issued 10,000 shares of common stock for consulting services totaling $10,000 to be performed over a period of one year.  The shares were valued according to the fair value of the common stock, based on recent sales in a PPM at $1.00 and not based on the stock price on the market at the time which ranged from $2.53 to $3.71.

On September 30, 2014, the Company issued a total of 137,000 of common stock for cash received of $137,000.

On September 30, 2014, the Company issued 5,000 shares of common stock for consulting services totaling $5,000 to be performed over a period of one year.  The shares were valued according to the fair value of the common stock, based on recent sales in a PPM at $1.00 and not based on the stock price on the market at the time which ranged from $2.53 to $3.71.

On September 30, 2014, the Company issued 84,800 shares of common stock for consulting services totaling $84,800.  The shares were valued according to the fair value of the common stock, based on recent sales in a PPM at $1.00 and not based on the stock price on the market at the time which ranged from $2.53 to $3.71.

On September 30, 2014, the Company issued a total of 5,000 shares of common stock owed an employee of the Company as part of their employment agreement totaling $5,000.

On October 7, 2014, the Company issued a total of 40,000 shares of common stock for cash received of $40,000.

On October 7, 2014, the Company issued a total of 30,000 shares of common stock owed to an employee of the Company as part of their employment agreement totaling $30,000.

On October 14, 2014, the Company sold 10,000 shares of common stock to an investor for cash totaling $10,000 and are recorded to stock payable.  The shares were issued on March 4, 2015.

On November 4, 2014, the Company issued a total of 135,000 shares of common stock for cash received of $135,000.

BOLLENTE COMPANIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(AUDITED)

NOTE 8 – STOCKHOLDERS’ EQUITY (CONTINUED)

Common stock

On November 4, 2014, the Company issued a total of 50,000 shares of common stock owed an employee of the Company as part of their employment agreement totaling $50,000.

On November 4, 2014, the Company issued 350,000 shares of common stock for consulting services totaling $350,000 to be performed over a period of one year.  The shares were valued according to the fair value of the common stock, based on recent sales in a PPM at $1.00 and not based on the stock price on the market at the time which ranged from $2.53 to $3.71.

On November 4, 2014, the Company issued 50,000 shares of common stock for consulting services totaling $50,000.  The shares were valued according to the fair value of the common stock, based on recent sales in a PPM at $1.00 and not based on the stock price on the market at the time which ranged from $2.53 to $3.71.

On November 30, 2014, the Company recorded a stock payable totaling $30,000 for 30,000 shares of common stock sold 10,000 shares of common stock owed to an employee of the Company as part of their employment agreement.  The shares were issued on March 4, 2015.

On December 1, 2014, the Company issued a total of 254,000 shares of common stock for cash received of $254,000.

On December 1, 2014, the Company issued a total of 50,000 shares of common stock owed an employee of the Company as part of their employment agreement totaling $50,000.

On December 1, 2014, the Company issued 500,000 shares of common stock for consulting services totaling $500,000.  The shares were valued according to the fair value of the common stock, based on recent sales in a PPM at $1.00 and not based on the stock price on the market at the time which ranged from $2.53 to $3.71.

On December 17, 2014, the Company issued a total of 50,000 shares of common stock for cash received of $50,000.

On December 17, 2014, the Company issued a total of 7,000 shares of common stock to employees of the Company as a bonus totaling $7,000.

On December 19, 2014, the Company sold 15,000 shares of common stock to an investor for cash totaling $15,000 and are recorded to stock payable.  The shares were issued on February 4, 2015.

On December 24, 2014, the Company sold 100,000 shares of common stock to an investor for cash totaling $100,000 and are recorded to stock payable.  The shares were issued on February 4, 2015.

On December 31, 2014, the Company recorded a stock payable totaling $9,375 for 9,375 shares of common stock earned by eight consultants.  The shares were valued according to the fair value of the common stock, based on recent sales in a PPM at $1.00 and not based on the stock price on the market at the time which ranged from $2.53 to $3.71.

NOTE 9 – PREPAID STOCK COMPENSATION

During the year ended December 31, 2014, the Company issued a total of 250,000 shares of common stock as part of a consulting agreement totaling $250,000.  The shares were valued according to the fair value of the common stock, based on recent sales in a PPM at $1.00 and not based on the stock price on the market at the time which ranged from $2.53 to $3.71.  The value of the shares was recorded as prepaid expense and is being amortized over five and a half months which is the related service period of the agreement.

BOLLENTE COMPANIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(AUDITED)

During the year ended December 31, 2014, the Company issued a total of 275,000 shares of common stock as part of an employment agreement totaling $275,000.  The shares were valued according to the fair value of the common stock, based on recent sales in a PPM at $1.00 and not based on the stock price on the market at the time which ranged from $2.53 to $3.71.  The value of the shares was recorded as prepaid expense and is being amortized over six months which is the related service period of the agreement.

During the year ended December 31, 2014, the Company issued a total of 750,000 shares of common stock as part of nine consulting agreements totaling $750,000.  The shares were valued according to the fair value of the common stock, based on recent sales in a PPM at $1.00 and not based on the stock price on the market at the time which ranged from $2.53 to $3.71.  The value of the shares was recorded as prepaid expense and is being amortized over one year which is the related service period of the respective agreements.

During the year ended December 31, 2014, the Company issued a total of 50,000 shares of common stock as part of a consulting agreement totaling $50,000.  The shares were valued according to the fair value of the common stock, based on recent sales in a PPM at $1.00 and not based on the stock price on the market at the time which ranged from $2.53 to $3.71.  The value of the shares was recorded as prepaid expense and is being amortized over fifteen months which is the related service period of the agreement.

During the year ended December 31, 2014, the Company issued a total of 200,000 shares of common stock as part of two consulting agreements totaling $200,000.  The shares were valued according to the fair value of the common stock, based on recent sales in a PPM at $1.00 and not based on the stock price on the market at the time which ranged from $2.53 to $3.71.  The value of the shares was recorded as prepaid expense and is being amortized over two years which is the related service period of the respective agreements.

For the year ended December 31, 2014, the Company expensed $2,206,117 as professional fees with a remaining prepaid expense amount totaling $546,667 at December 31, 2014.

NOTE 10 – AGREEMENTS

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

BOLLENTE COMPANIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(AUDITED)

Effective October 1, 2014, the Company executed an employment agreement with the Vice President of the Company.  The officer will receive annual compensation of $125,000 due monthly.  The officer can choose to receive the compensation in cash or in shares of common stock at $1 per share.  Additionally, the Company will issue 50,000 shares of common stock upon execution of the agreement.

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

NOTE 11 – SUBSEQUENT EVENTS

On January 12, 2015, the Company sold 10,000 shares of common stock to an investor for cash totaling $10,000.  As of the date of this filing, the shares have not been issued and are recorded to stock payable.

On January 27, 2015, the Company sold 5,000 shares of common stock to an investor for cash totaling $5,000.  As of the date of this filing, the shares have not been issued and are recorded to stock payable.

On February 2, 2015, the Company issued 230,000 shares of common stock for cash received of $230,000, of which $115,000 of the funds were received during December 2014 and recorded as stock payable.

On February 2, 2015, the Company issued 184,600 shares of common stock for services totaling $184,600.

On February 2, 2015, the Company issued 30,000 shares of common stock owed to an employee of the Company as part of their employment agreement totaling $30,000.

On February 3, 2015, the Company entered into a Consulting and Advisory Agreement where Haywire Electric LLC will provide business development and consulting services.  The Company has agreed to issue 2,000 shares of common stock for their services over a twelve month period.

Effective March 1, 2015, the Company executed a Personal Service Agreement with the President of the Company.  The officer will receive annual compensation of $75,000 due monthly.  The officer can choose to receive the compensation in cash or in shares of common stock at $1 per share.  Additionally, the Company will issue 60,000 shares of common stock upon execution of the agreement and 30,000 shares of common stock per quarter starting from the three months ended May 31, 2016.

On March 3, 2015, the Company received $200,000 as a loan from a related party.   The interest rate is 12% that is to be paid on a monthly basis.  The term of the note is for two years beginning March 3, 2015 and ending on March 2, 2017.

On March 4, 2015, the Company sold 175,000 shares of common stock for cash received of $175,000.  As of the date of this filing, the shares have not been issued and are recorded to stock payable.

On March 4, 2015, the Company owed 15,000 shares of common stock for services totaling $15,000 to a consultant.  As of the date of this filing, the shares have not been issued and are recorded to stock payable.

On March 23, 2015, the Company issued a total of 35,000 shares of common stock for cash received of $35,000.

On March 23, 2015, the Company issued 20,000 shares of common stock for services totaling $20,000.

On March 23, 2015, the Company issued 100,000 shares of common stock owed to employees of the Company as part of their employment agreement totaling $100,000.