Form 10-Q
period 2015-03-31
Bollente Companies Inc.
filed 2015-05-01
CIK 1429393

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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
401 West A Street, Suite 1150
San Diego, CA 92101
(619) 704-1310 • Fax (619) 704-0556

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
Yes ☐     No ☒

The number of shares of Common Stock, $0.001 par value, outstanding on April 30, 2015, was 18,184,901 shares.

BOLLENTE COMPANIES INC.
QUARTERLY PERIOD ENDED MARCH 31, 2015

PART I – FINANCIAL INFORMATION

Item 1.                                Financial Statements

BOLLENTE COMPANIES, INC.
CONSOLIDATED BALANCE SHEETS
(unaudited)

	March 31,	December 31,
	2015	2014

ASSETS

Current assets:
Cash	$9,604	$40,446
Accounts receivable	65,813	54,477
Inventory	105,429	174,132
Prepaid expenses	14,029	30,399
Prepaid stock compensation	424,667	530,000
Total current assets	619,542	829,454

Fixed assets, net	7,763	8,768

Other assets:
Security deposits	1,500	1,500
Trademarks	825	825
Prepaid stock compensation - long term portion	35,000	16,667
Website	35,810	40,693
Total other assets	73,135	59,685

Total assets	$700,440	$897,907

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$312,178	$338,651
Credit cards	9,228	2,387
Customer deposits	600	600
Accrued salaries - related party	32,967	15,278
Accrued payroll taxes	12,558	12,505
Notes payable - related party	118,587	128,637
Accrued interest payable	4	4
Accrued interest payable - related party	1,907	-
Total current liabilities	488,029	498,062

Long-term liabilities:
Notes payable - related party	200,000	-
Total long-term liabilities	200,000	-

Total liabilities	688,029	498,062

Stockholders' equity:
Preferred stock, $0.001 par value, 10,000,000 shares
authorized, no shares issued and outstanding
as of March 31, 2015 and December 31, 2014, respectively	-	-
Common stock, $0.001 par value, 100,000,000 shares
authorized, 17,533,901 and 16,934,301 shares issued and outstanding
as of March 31, 2015 and December 31, 2014, respectively	17,534	16,935
Additional paid-in capital	14,324,353	13,725,353
Subscriptions payable	191,250	164,375
Accumulated deficit	(14,520,726)	(13,506,818)
Total stockholders' equity	12,411	399,845

Total liabilities and stockholders' equity	$700,440	$897,907

See accompanying notes to consolidated financial statements.

BOLLENTE COMPANIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	For the three months ended
	March 31,
	2015	2014

Revenue	$60,904	$18,026

Cost of goods sold	(77,933)	(53,850)

Gross profit	(17,029)	(35,824)

Operating expenses:
General and administrative	317,600	290,913
Executive compensation	108,750	68,250
Research and development	124,758	331,530
Professional fees	443,805	1,073,373

Total operating expenses	994,913	1,764,066

Other income(expenses):
Interest expense - related party	(1,966)	(8,691)
Interest expense	-	(200)

Total other expenses	(1,966)	(8,891)

Net loss from continuing operations	(1,013,908)	(1,808,781)

Net loss from discontinued operations	-	(155,000)

Net loss	(1,013,908)	(1,963,781)

Basic earnings per share
Loss from continuing operations	$(0.06)	$(0.16)
Loss from discontinued operations	-	(0.01)

Net loss per common share - basic	$(0.06)	$(0.17)

Weighted average number of common shares	17,236,321	11,113,647
outstanding - basic

See accompanying notes to consolidated financial statements.

BOLLENTE COMPANIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	For the three months ended
	March 31,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,013,908)	$(1,963,781)
Less: Loss from discontinued operations	-	155,000

Loss from continuing operations	(1,013,908)	(1,808,781)
Adjustments to reconcile net loss from continuing operations to net cash used in operating activities from continuing operations:
Shares issued for services	204,600	82,661
Depreciation	1,004	-
Shares issued for employment agreement	130,000	65,000
Shares issued for prepaid stock compensation	53,875	815,191
Loss on debt conversion	-	-
Amortization of website costs	4,883	3,255
Accrued rent expense - related party line of credit	-	10,500
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(11,336)	(17,068)
(Increase) decrease in inventory	68,703
(Increase) decrease in prepaid expenses	16,370	(290,084)
Increase in accounts payable	(17,173)	124,531
Increase in accounts payable - related party	(9,300)	-
Increase in credit card	6,841	-
Increase in customer deposits	-	600
Increase in accrued salaries	2,074	-
Increase in accrued salaries - related party	15,615	(554)
Increase in accrued payroll taxes	53	-
Increase in accrued interest payable	-	-
Increase in accrued interest payable - related party	1,907	(1,203)

Net cash used in operating activities - continuing operations	(545,792)	(1,015,952)
Net cash used in operating activities - discontinued operations	-	(55,000)

Net cash used in operating activities	(545,792)	(1,070,952)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase trademarks	-	(274)
Purchase website costs	-	-
Purchase of fixed assets	-	(12,049)

Net cash used in investing activities - continuing operations	-	(12,323)

Net cash used in investing activities	-	(12,323)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable	200,000	-
Repayments for notes payable	(10,050)	(193,913)
Proceeds from notes payable - related party	-	-
Repayments of notes payable - related party	-	(12,100)
Proceeds from line of credit - related party	-	6,500
Repayments of line of credit - related party	-	(66,051)
Proceeds from sale of common stock, net of offering costs	325,000	1,617,999

Net cash provided by financing activities - continuing operations	514,950	1,352,435
Net cash provided by financing activities - discontinued operations	-	52,100

Net cash provided by financing activities	514,950	1,404,535

NET CHANGE IN CASH	(30,842)	321,260

CASH AT BEGINNING OF YEAR	40,446	4,329

CASH AT END OF YEAR	9,604	325,589

Less: CASH OF DISCONTINUED OPERATIONS AT END OF YEAR	-	100

CASH OF CONTINUING OPERATIONS AT END OF YEAR	$9,604	$325,489

SUPPLEMENTAL INFORMATION:
Interest paid	$-	$-
Income taxes paid	$-	$-

Non-cash investing and financing activities:
Shares issued as settlement of accounts payable	$-	$-
Shares issued for prepaid stock compensation	$164,600	$200,000
Shares issued for debt settlement	$-	$12,250

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

These statements reflect all adjustments, consisting of normal recurring adjustments, which in the opinion of management, are necessary for a fair presentation of the information contained therein. It is suggested that these interim financial statements be read in conjunction with the financial statements of the Company for the years ended December 31, 2014 and 2013 and notes thereto included in the Company’s 10-K annual report. The Company follows the same accounting policies in the preparation of interim reports.

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

BOLLENTE COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. As a result, the Company incurred accumulated net losses for the three months ended March 31, 2015 of ($14,520,726). In addition, the Company’s development activities since inception have been financially sustained through debt and equity financing.

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

NOTE 3 – INVENTORY

Inventories consist of the following at:

	March 31, 2015	December 31, 2014

Raw materials	$105,429	$174,132

Total	$105,429	$174,132

NOTE 4 – WEBSITE

Website consists of the following at:

	March 31, 2015	December 31, 2014

Website	$58,598	$58,598

Less: Accumulated amortization	(22,788)	(17,905)

Website, net	$35,810	$40,693

Amortization expense for the three months ended March 31, 2015 and 2014 was $4,883 and $3,255, respectively.

NOTE 5 – NOTES PAYABLE – RELATED PARTY

Notes payable consist of the following at:

	March 31, 2015	December 31, 2014

Note payable to an officer, director and shareholder, unsecured, 0% interest, due upon demand	$450	$450

Note payable to a related entity, unsecured, 0% interest, due upon demand	118,137	128,187

Notes Payable – Current	$118,587	$128,637

BOLLENTE COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	March 31, 2015	December 31, 2014
Note payable from a shareholder, secured, 12% interest, due March 2017	$200,000	$-

Notes payable – Long Term	$200,000	$-

Interest expense from continuing operations for the three months ended March 31, 2015 and 2014 was $1,966 and $8,691, respectively.

NOTE 6 – DISCONTINUED OPERATIONS

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

On February 6, 2015, the Company sold 25,000 shares of common stock to four investors for cash totaling $25,000 and are recorded to stock payable.  The shares were issued on April 2, 2015.

On February 12, 2015, the Company sold 140,000 shares of common stock to an investor for cash totaling $140,000 and are recorded to stock payable.  The shares were issued on April 2, 2015.

On March 23, 2015, the Company issued a total of 35,000 shares of common stock for cash received of $35,000.

On March 23, 2015, the Company issued 20,000 shares of common stock for services totaling $20,000.

On March 23, 2015, the Company issued 100,000 shares of common stock owed to employees of the Company as part of their employment agreement totaling $100,000.

As of March 31, 2015, the Company owed 6,250 shares of common stock for services totaling $6,250 to a consultant and are recorded to stock payable.  The shares were issued on April 2, 2015.

BOLLENTE COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 8 – PREPAID STOCK COMPENSATION

During the three months ended March 31, 2015, the Company issued a total of 59,600 shares of common stock as part of three consulting agreement totaling $59,600.  The shares were valued according to the fair value of the common stock, based on recent sales in a PPM at $1.00 and not based on the stock price on the market at the time which ranged from $2.53 to $3.71.  The value of the shares was recorded as prepaid expense and is being amortized over one year which is the related service period of the respective agreements.

During the three months ended March 31, 2015, the Company issued a total of 105,000 shares of common stock as part of five consulting agreements totaling $105,000.  The shares were valued according to the fair value of the common stock, based on recent sales in a PPM at $1.00 and not based on the stock price on the market at the time which ranged from $2.53 to $3.71.  The value of the shares was recorded as prepaid expense and is being amortized over two years which is the related service period of the respective agreements.

For the three months ended March 31, 2015, the Company expensed $245,558 as professional fees with a remaining prepaid expense amount totaling $459,667 at March 31, 2015.

NOTE 9 – AGREEMENTS

On February 3, 2015, the Company entered into a Consulting and Advisory Agreement where Haywire Electric LLC will provide business development and consulting services.  The Company issued 2,000 shares of common stock for their services over a twelve month period.

On March 3, 2015, the Company received $200,000 as a loan from a related party.   The interest rate is 12% that is to be paid on a monthly basis.  The term of the note is for two years beginning March 3, 2015 and ending on March 2, 2017.

Lease agreement
In January 2015, the Company executed a sublease agreement with Perigon Companies, LLC, a related party.  The lease term is one year at a rate of $4,000 per month with an option to continue on a month to month basis.  The Company paid a refundable security deposit of $1,500.

Rent expense for the three months ended March 31, 2015 and 2014 was $24,677 and $10,500, respectively.

Employment agreement
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

NOTE 10 – SUBSEQUENT EVENTS

On April 2, 2015, the Company issued 175,000 shares of common stock for cash received of $175,000, of which $10,000 and $165,000 of the funds were received as of December 31, 2014 and March 31, 2015, respectively, and recorded as stock payable.

On April 2, 2015 the Company issued 15,000 shares of common stock for services totaling $15,000, of which $2,500 and $3,750 was expensed as of December 31, 2014 and March 31, 2015, respectively, and recorded as stock payable.

On April 2, 2015, the Company issued 10,000 shares of common stock for services totaling $10,000.

On April 6, 2015, the Company sold 31,000 shares of common stock to two investors for cash totaling $31,000 and are recorded to stock payable.   The shares were issued on April 30, 2015.

BOLLENTE COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

On April 13, 2015, the Company sold 10,000 shares of common stock to an investor for cash totaling $10,000 and is recorded to stock payable.   The shares were issued on April 30, 2015.

On April 14, 2015, the Company sold 300,000 shares of common stock to an investor for cash totaling $300,000 and is recorded to stock payable.  The shares were issued on April 30, 2015.

On April 21, 2015, the Company sold 10,000 shares of common stock to an investor for cash totaling $10,000 and is recorded to stock payable.  The shares were issued on April 30, 2015.

On April 22, 2015, the Company sold 100,000 shares of common stock to an investor for cash totaling $100,000 and is recorded to stock payable.  The shares were issued on April 30, 2015.

On April 24, 2015, the Company received a loan totaling $33,000 from an officer, director, and shareholder.  The loan bears no interest and the term of the note is for two years beginning April 21, 2015 and ending April 20, 2017.

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

Our trutankless® water heaters were officially launched in the first quarter of 2014 and is sold throughout the wholesale plumbing distribution channel. We began generating revenue in the first quarter of 2014. As of the fiscal year ended December 31, 2014, we generated $238,912 in revenue. As of the three months ended March 31, 2015, we generated $60,904 in revenue.

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

Our new product, truCirc, was unveiled on January 20, 2015 at the 2015 International Builders’ Show in Las Vegas.

Vero

On April 16, 2015, we announced the release of Vero, our new line of electric tankless water heaters geared towards budget-driven customers. Vero boasts the same water heating performance, durability and space savings of our flagship tankless water heater.

RESULTS OF OPERATIONS

Results of Operations for the Three Months Ended March 31, 2015 and March 31, 2014

Revenues

In the three months ended March 31, 2015, we generated $60,904 in revenues, as compared to $18,026 in revenues in the prior year. The $42,878, or 238%, increase for the three months ended March 31, 2015 was due to higher volumes of units sold.

Cost of Goods

In the three months ended March 31, 2015, cost of goods was $77,933, as compared to $53,850 in the three months ended March 31, 2014. The $24,083, or 45%, increase in cost of goods for the three months ended March 31, 2015 was primarily attributable to the increase in sales of units.

Gross Profit

For the three months ended March 31, 2015 and 2014, gross profit margins were 28% and 199%, respectively.

Expenses

Operating expenses totaled $994,913 during the three months ended March 31, 2015 as compared to $1,764,066 in the prior year. In the three month period ended March 31, 2015, our expenses primarily consisted of General and Administrative of $317,600, Executive Compensation of $108,750, Research and Development of $124,758, and Professional fees of $443,805.

General and administrative fees increased $26,687, from the three months ended March 31, 2014 to the three months ended March 31, 2015.  This increase was primarily due to an increase in wages and travel.

Executive Compensation increased $40,500 from the three months ended March 31, 2014 to the three months ended March 31, 2015.  Executive Compensation increased due to an increase in cash and stock based compensation to the President of the Company.

Research and development decreased $206,772 from the the three months ended March 31, 2014 to the three months ended March 31, 2015.  This decrease is attributed primarily to the Company spending less towards developing its technology.

Professional fees decreased $629,568 from the three months ended March 31, 2014 to the three months ended March 31, 2015.  Professional fees decreased due to a decrease in consulting fee associated with business development.

Other Expenses

Interest expense – related party decreased $6,725 to $1,966 in the three months ended March 31, 2015 from $8,691 in the three months ended March 31, 2014. The decrease was the result of a decrease in notes payable with interest accruals.

Interest expense decreased $200 to $0 in the three months ended March 31, 2015 from $200 in the three months ended March 31, 2014. The decrease was the result of a decrease in interest accruals from newly acquired note payables.

Net Loss

In the three months ended March 31, 2015, we generated a net loss of $1,013,908, a decrease of $949,873 from $1,963,781 for the three months ended March 31, 2014. This decrease was attributable to a higer volume of units sold and decreased consulting fee associated with business development.

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

Liquidity and Capital Resources

As of March 31, 2015, we had $9,604 in cash, $65,813 in accounts receivable, $105,429 in inventory, $14,029 in prepaid expenses and $424,667 in prepaid stock compensation. The following table provides detailed information about our net cash flow for all financial statement periods presented in this Quarterly Report. To date, we have financed our operations through the issuance of stock and borrowings.

The following table sets forth a summary of our cash flows for the three months ended March 31, 2015 and 2014:

	Three months ended March 31,
	2015	2014
Net cash used in operating activities – continuing operations	$(545,792)	$(1,015,952)
Net cash used in operating activities – discontinued operations	-	(55,000)
Net cash used in operating activities	(545,792)	(1,070,952)
Net cash used in investing activities – continuing operations	-	(12,323)
Net cash used in investing activities – discontinued operations	-	-
Net cash used in investing activities	-	(12,323)
Net cash provided by financing activities – continuing operations	514,950	1,352,435
Net cash provided by financing activities – discontinued operations	-	52,100
Net cash provided by financing activities	514,950	1,404,535
Net change in cash	(30,842)	321,260
Cash, beginning	40,446	4,329
Cash, ending	9,604	325,589
Less: Cash, discontinued operations	-	100
Cash, continuing operations	$9,604	$325,489

Operating activities

Net cash used in operating activities – continuing operations was $545,792 for the three months ended March 31, 2015, as compared to $1,015,952 used in operating activities for the same period in 2014. The decrease in net cash used in operating activities – continuing operations was primarily due to a higer volume of units sold and decrease in research and development and consulting contract cost.

Net cash used in operating activities – discontinued operations was $0 for the three months ended March 31, 2015, as compared to $55,000 used in operating activities for the same period in 2014. The decrease in net cash used in operating activities – discontinued operations was primarily due to a decrease in legal fees.

Investing activities

Net cash used in investing activities – continuing operations was $0 for the three months ended March 31, 2015, as compared to $12,323 used in investing activities for the same period in 2014. The decrease in net cash used in investing activities – continuing operations was primarily due to the purchase of fixed assets.

Financing activities

Net cash provided by financing activities – continuing operations for the three months ended March 31, 2015 was $514,950, as compared to $1,352,435 for the same period of 2014. The decrease of net cash provided by financing activities – continuing operations was mainly attributable to less equity financing from the sale of common stock and borrowings.

Net cash provided by financing activities – discontinued operations for the three months ended March 31, 2015 was $0, as compared to $52,100 for the same period of 2014. The decrease of net cash provided by financing activities was mainly attributable to less financing from borrowings.

As of March 31, 2015, we continue to use traditional and/or debt financing to provide the capital we need to run the business.

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

As of March 31, 2015, the Company received $200,000 as a loan from a shareholder of the Company. The interest rate is 12% that is to be paid on a monthly basis. The term of the note is for two years beginning March 3, 2015 and ending on March 2, 2017.

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

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures

As required by Rule 13a-15 under the Exchange Act, as of the end of the Company’s last fiscal quarter, the Company carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of the Company’s current management, including the Company’s Chief Executive Officer and Principal Financial Officer (Principal Financial and Accounting Officer), who concluded that the Company’s disclosure controls and procedures are effective.

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

Item 1A. Risk Factors

The risk factors listed in our 2014 Form 10-K, filed with the Securities Exchange Commission on April 1, 2015, are hereby incorporated by reference.

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

Subsequent Sales & Issuances of Unregistered Securities

On April 2, 2015, the Company issued 175,000 shares of common stock for cash received of $175,000, of which $10,000 and $165,000 of the funds were received as of December 31, 2014 and March 31, 2015, respectively, and recorded as stock payable.

On April 2, 2015, the Company issued 15,000 shares of common stock for services totaling $15,000, of which $2,500 and $3,750 was expensed as of December 31, 2014 and March 31, 2015, respectively, and recorded as stock payable.

On April 2, 2015, the Company issued 10,000 shares of common stock for services totaling $10,000.

On April 6, 2015, the Company sold 33,000 shares of common stock to two investors for cash totaling $33,000 and are recorded to stock payable.  As of the date of this filing, the shares have not been issued and are recorded to stock payable.

On April 13, 2015, the Company sold 10,000 shares of common stock to an investor for cash totaling $10,000 and is recorded to stock payable.  As of the date of this filing, the shares have not been issued and are recorded to stock payable.

On April 14, 2015, the Company sold 300,000 shares of common stock to an investor for cash totaling $300,000 and is recorded to stock payable.  As of the date of this filing, the shares have not been issued and are recorded to stock payable.

On April 21, 2015, the Company sold 10,000 shares of common stock to an investor for cash totaling $10,000 and is recorded to stock payable.  As of the date of this filing, the shares have not been issued and are recorded to stock payable.

On April 22, 2015, the Company sold 100,000 shares of common stock to an investor for cash totaling $100,000 and is recorded to stock payable.  As of the date of this filing, the shares have not been issued and are recorded to stock payable.

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

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities from the time of our inception on March 7, 2008 through the period ended March 31, 2015.

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

Date: May 1, 2015