Form 10-Q
period 2015-06-30
Bollente Companies Inc.
filed 2015-08-14
CIK 1429393

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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
Yes ☐     No ☒

The number of shares of Common Stock, $0.001 par value, outstanding on August 11, 2015, was 18,936,101 shares.

BOLLENTE COMPANIES INC.
QUARTERLY PERIOD ENDED JUNE 30, 2015

PART I – FINANCIAL INFORMATION

Item 1.                                Financial Statements

BOLLENTE COMPANIES, INC.
CONSOLIDATED BALANCE SHEETS
(unaudited)

	June 30,	December 31,
	2015	2014

ASSETS

Current assets:
Cash	$236,844	$40,446
Accounts receivable	40,874	54,477
Inventory	148,816	174,132
Prepaid expenses	16,454	30,399
Prepaid stock compensation	278,517	530,000
Total current assets	721,505	829,454

Fixed assets, net	6,759	8,768

Other assets:
Security deposits	1,500	1,500
Trademarks	4,075	825
Prepaid stock compensation - long term portion	21,875	16,667
Website	30,927	40,693
Total other assets	58,377	59,685

Total assets	$786,641	$897,907

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$307,105	$338,651
Credit cards	8,608	2,387
Customer deposits	600	600
Accrued salaries - related party	21,081	15,278
Accrued payroll taxes	11,984	12,505
Note payable	200,000	-
Notes payable - related party	94,437	128,637
Accrued interest payable	4	4
Accrued interest payable - related party	88	-
Total current liabilities	643,907	498,062

Long-term liabilities:
Notes payable - related party	233,000	-
Total long-term liabilities	233,000	-

Total liabilities	876,907	498,062

Stockholders' equity:
Preferred stock, $0.001 par value, 10,000,000 shares
authorized, no shares issued and outstanding
as of June 30, 2015 and December 31, 2014, respectively	-	-
Common stock, $0.001 par value, 100,000,000 shares
authorized, 18,936,101 and 16,934,301 shares issued and outstanding
as of June 30, 2015 and December 31, 2014, respectively	18,937	16,935
Additional paid-in capital	15,725,151	13,725,353
Subscriptions payable	50,000	164,375
Accumulated deficit	(15,884,354)	(13,506,818)
Total stockholders' equity	(90,266)	399,845

Total liabilities and stockholders' equity	$786,641	$897,907

See accompanying notes to consolidated financial statements.

BOLLENTE COMPANIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	For the three months ended		For the six months ended
	June 30,		June 30,
	2015	2014	2015	2014

Revenue	$51,803	$51,281	$112,707	$69,307

Cost of goods sold	(85,532)	(130,930)	(163,465)	(184,780)

Gross profit	(33,729)	(79,649)	(50,758)	(115,473)

Operating expenses:
General and administrative	417,061	459,833	734,661	750,746
Executive compensation	52,650	48,750	161,400	117,000
Research and development	147,037	318,358	271,795	649,888
Professional fees	708,887	865,068	1,152,692	1,938,441

Total operating expenses	1,325,635	1,692,009	2,320,548	3,456,075

Other income(expenses):
Other income	2,047	182	2,047	182
Interest expense - related party	(6,181)	(388)	(8,147)	(9,079)
Interest expense	(121)	-	(121)	(200)
Loss on debt conversion	-	(825,000)		(825,000)
Other expenses	(9)	-	(9)	-

Total other expenses	(4,264)	(825,206)	(6,230)	(834,097)

Net loss from continuing operations	(1,363,628)	(2,596,864)	(2,377,536)	(4,405,645)

Net loss from discontinued operations	-	(16,798)	-	(171,798)

Net loss	(1,363,628)	(2,613,662)	(2,377,536)	(4,577,443)

Basic earnings per share
Loss from continuing operations	$(0.08)	$(0.18)	$(0.14)	$(0.34)
Loss from discontinued operations	-	-	-	(0.01)

Net loss per common share - basic	$(0.08)	$(0.18)	$(0.14)	$(0.35)

Weighted average number of common shares	17,046,911	14,523,035	17,685,036	12,827,759
outstanding - basic

See accompanying notes to consolidated financial statements.

BOLLENTE COMPANIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	For the six months ended
	June 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,377,536)	$(4,577,443)
Less: Loss from discontinued operations	-	171,798

Loss from continuing operations	(2,377,536)	(4,405,645)
Adjustments to reconcile net loss from continuing operations to net cash used in operating activities from continuing operations:
Shares issued for services	517,000	223,911
Depreciation	2,009	1,273
Shares issued for employment agreement	160,000	247,500
Shares issued for prepaid stock compensation	213,150	1,399,950
Loss on debt conversion		825,000
Amortization of website costs	9,766	7,306
Accrued rent expense - related party line of credit		21,000
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	13,602	(34,821)
(Increase) decrease in inventory	25,316
(Increase) decrease in prepaid expenses	13,945	(91,701)
(Increase) in other receivables	-	(130)
Increase in accounts payable	(7,721)	110,252
Increase in accounts payable - related party	(12,524)
Increase in credit card	6,221	3,500
Increase in customer deposits		700
Increase in accrued salaries - related party	5,803	2,196
Increase in accrued payroll taxes	(521)
Increase in accrued interest payable
Increase in accrued interest payable - related party	88	(1,599)

Net cash used in operating activities - continuing operations	(1,431,402)	(1,691,308)
Net cash used in operating activities - discontinued operations	-	(78,465)

Net cash used in operating activities	(1,431,402)	(1,769,773)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase trademarks	(3,250)	(275)
Purchase website costs	-	-
Purchase of fixed assets	-	(12,049)

Net cash used in investing activities - continuing operations	(3,250)	(12,324)

Net cash used in operating activities	(3,250)	(12,324)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable	200,000	-
Repayments for notes payable	-	(15,000)
Proceeds from notes payable - related party	233,000	-
Repayments of notes payable - related party	(34,200)	(150,620)
Proceeds from line of credit - related party		-
Repayments of line of credit - related party		(70,051)
Proceeds from sale of common stock, net of offering costs	1,232,250	2,052,999

Net cash provided by financing activities - continuing operations	1,631,050	1,817,328
Net cash provided by financing activities - discontinued operations	-	75,620

Net cash provided by financing activities	1,631,050	1,892,948

NET CHANGE IN CASH	196,398	110,851

CASH AT BEGINNING OF THE PERIOD	40,446	4,329

CASH AT END OF THE PERIOD	236,844	115,180

Less: CASH OF DISCONTINUED OPERATIONS AT END OF THE PERIOD	-	155

CASH OF CONTINUING OPERATIONS AT END OF THE PERIOD	$236,844	$115,025

SUPPLEMENTAL INFORMATION:
Interest paid	$-	$-
Income taxes paid	$-	$-

Non-cash investing and financing activities:
Shares issued as settlement of accounts payable	$-	$-
Shares issued for prepaid stock compensation	$164,600	$850,000
Shares issued to settle notes payable	$-	$290,250

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

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. As a result, the Company incurred accumulated net losses for the six months ended June 30, 2015 of ($15,884,354). In addition, the Company’s development activities since inception have been financially sustained through debt and equity financing.

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

NOTE 3 – INVENTORY

Inventories consist of the following at:

	June 30, 2015	December 31, 2014

Raw materials	$129,710	$174,132
Finished goods	19,106	-

Total	$148,816	$174,132

NOTE 4 – WEBSITE

Website consists of the following at:

	June 30, 2015	December 31, 2014

Website	$58,598	$58,598

Less: Accumulated amortization	(27,671)	(17,905)

Website, net	$30,927	$40,693

BOLLENTE COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Amortization expense from continuing operations for the three months ended June 30, 2015 and 2014 was $4,883 and $4,883, respectively.  Amortization expense from continuing operations for the six months ended June 30, 2015 and 2014 was $9,766 and $8,139, respectively.

NOTE 5 – NOTES PAYABLE – RELATED PARTY

Notes payable consist of the following at:

	June 30, 2015	December 31, 2014

Note payable to an officer, director and shareholder, unsecured, 0% interest, due upon demand	$450	$450

Note payable to a related entity, unsecured, 0% interest, due upon demand	93,987	128,187

Notes Payable – Current	$94,437	$128,637

	June 30, 2015	December 31, 2014
Note payable from a shareholder, secured, 12% interest, due March 2017	$200,000	$-

Note payable, to an officer, director and shareholder, secured, 0% interest, due April 2017	33,000	-

Notes payable – Long Term	$233,000	$-

Interest expense from continuing operations for the three months ended June 30, 2015 and 2014 was $6,302 and $388, respectively.

Interest expense from continuing operations for the six months ended June 30, 2015 and 2014 was $8,268 and $9,079, respectively.

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

BOLLENTE COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

OTE 7 – STOCKHOLDERS’ EQUITY

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

On April 30, 2015, the Company issued 451,000 shares of common stock for cash received of $451,000.

On June 18, 2015, the Company issued 10,000 shares of common stock for cash totaling $10,000 which was received as of March 31, 2015 and recorded as stock payable.

On June 18, 2015, the Company issued 400,000 shares of common stock for cash received of $400,000.

On June 18, 2015, the Company issued 167,400 shares of common stock for services totaling $167,400.  The shares were valued according to the fair value of the common stock, based on recent sales in a PPM at $1.00 and not based on the stock price on the market at the time which ranged from $2.53 to $3.71.

On June 18, 2015, the Company issued 11,300 shares of common stock as a settlement of debt totaling $11,300.  The shares were valued according to the fair value of the common stock, based on recent sales in a PPM at $1.00 and not based on the stock price on the market at the time which ranged from $2.53 to $3.71.

On June 18, 2015, the Company issued 30,000 shares of common stock owed to an officer of the Company as part of their employment agreement totaling $30,000.  The shares were valued according to the fair value of the common stock, based on recent sales in a PPM at $1.00 and not based on the stock price on the market at the time which ranged from $2.53 to $3.71.

On June 30, 2015, the Company issued 12,500 shares of common stock for cash received of $12,500.

On June 30, 2015, the Company issued 120,000 shares of common stock for services totaling $120,000.  The shares were valued according to the fair value of the common stock, based on recent sales in a PPM at $1.00 and not based on the stock price on the market at the time which ranged from $2.53 to $3.71.

NOTE 8 – PREPAID STOCK COMPENSATION

During the three month ended June 30, 2015, the Company did not issue shares of common stock in relation to prepaid stock compensation.

For the three months ended June 30, 2015, the Company expensed $159,275 as professional fees with a remaining prepaid expense amount totaling $322,267 at June 30, 2015.

BOLLENTE COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 9 – AGREEMENTS

On April 21, 2015, the Company received $33,000 as a loan from an officer of the Company.  The term of the note is for two years beginning April 21, 2015 and ending on April 20, 2017 and bears no interest.

Lease agreement
In January 2015, the Company executed a sublease agreement with Perigon Companies, LLC, a related party.  The lease term is one year at a rate of $4,000 per month with an option to continue on a month to month basis.  The Company paid a refundable security deposit of $1,500.

In January 2015, the Company executed a sublease agreement with Templar Asset Group, LLC, a related party.  The lease term is one year at a rate of $2,800 per month with an option to continue on a month to month basis.  The Company was not required to pay a security deposit.

Rent expense for the three months ended June 30, 2015 and 2014 was $20,400 and $10,500, respectively.  Rent expense for the six months ended June 30, 2015 and 2014 was $45,077 and $34,228, respectively.

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

Our trutankless® water heaters were officially launched in the first quarter of 2014 and is sold throughout the wholesale plumbing distribution channel. We began generating revenue in the first quarter of 2014. As of the fiscal year ended December 31, 2014, we generated $238,912 in revenue. As of the three months ended June 30, 2015, we generated $51,803 in revenue.

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

RESULTS OF OPERATIONS

Results of Operations for the Three Months Ended June 30, 2015 and June 30, 2014

Revenues

In the three months ended June 30, 2015, we generated $51,803 in revenues, as compared to $51,281 in revenues in the prior year. The $522, or 1%, increase for the three months ended June 30, 2015 was due to higher volumes of units sold.

Cost of Goods

In the three months ended June 30, 2015, cost of goods was $85,532, as compared to $130,930 in the three months ended June 30, 2014. The $45,398, or 35%, decrease in cost of goods for the three months ended June 30, 2015 was primarily attributable to an increased cost per unit in 2014.

Gross Profit

For the three months ended June 30, 2015 and 2014, gross profit margins were 65% and 155%, respectively.

Expenses

Operating expenses totaled $1,325,635 during the three months ended June 30, 2015 as compared to $1,692,009 in the prior year. In the three month period ended June 30, 2015, our expenses primarily consisted of General and Administrative of $417,061, Executive Compensation of $52,650, Research and Development of $147,037, and Professional fees of $708,887.

General and administrative fees decreased $42,772, from the three months ended June 30, 2014 to the three months ended June 30, 2015.  This decrease was primarily due to a decrease in wages and marketing.

Executive Compensation increased $3,900 from the three months ended June 30, 2014 to the three months ended June 30, 2015.  Executive Compensation increased due to an increase in cash and stock based compensation to the President of the Company.

Research and development decreased $171,321 from the the three months ended June 30, 2014 to the three months ended June 30, 2015.  This decrease is attributed primarily to the Company spending less towards developing its technology.

Professional fees decreased $156,181 from the three months ended June 30, 2014 to the three months ended June 30, 2015.  Professional fees decreased due to a decrease in consulting fee associated with business development.

Other Income

Other income increased $1,865 from the three months ended June 30, 2014 to the three months ended June 30, 2015. Other income increased due to forgiveness of debts to vendors.

Other Expenses

Interest expense – related party increased $5,793 to $6,181 in the three months ended June 30, 2015 from $388 in the three months ended June 30, 2014. The increase was the result of an increase in notes payable with interest accruals.

Interest expense increased $121 to $121 in the three months ended June 30, 2015 from $0 in the three months ended June 30, 2014. The increase was the result of interest payment on outstanding credit card balance.

Net Loss

In the three months ended June 30, 2015, we generated a net loss of $1,363,628, a decrease of $1,250,034 from $2,613,662 for the three months ended June 30, 2014. This decrease was attributable to a higer volume of units sold and decreased consulting fee associated with business development.

Results of Operations for the Six Months Ended June 30, 2015 and June 30, 2014

Revenues

In the six months ended June 30, 2015, we generated $112,707 in revenues, as compared to $69,307 in revenues in the prior year. The $43,400, or 63%, increase for the six months ended June 30, 2015 was due to higher volumes of units sold.

Cost of Goods

In the six months ended June 30, 2015, cost of goods was $163,465, as compared to $184,780 in the six months ended June 30, 2014. The $21,315, or 12%, decrease in cost of goods for the six months ended June 30, 2015 was primarily attributable to an increased cost per unit in 2014.

Gross Profit

For the six months ended June 30, 2015 and 2014, gross profit margins were 45% and 167%, respectively.

Expenses

Operating expenses totaled $2,320,548 during the six months ended June 30, 2015 as compared to $3,456,075 in the prior year. In the six month period ended June 30, 2015, our expenses primarily consisted of General and Administrative of $734,661, Executive Compensation of $161,400, Research and Development of $271,795, and Professional fees of $1,152,692.

General and administrative fees decreased $16,085, from the six months ended June 30, 2014 to the six months ended June 30, 2015.  This increase was primarily due to an increase in wages and travel.

Executive Compensation increased $44,400 from the six months ended June 30, 2014 to the six months ended June 30, 2015.  Executive Compensation increased due to an increase in cash and stock based compensation to the President of the Company.

Research and development decreased $378,093 from the the six months ended June 30, 2014 to the six months ended June 30, 2015.  This decrease is attributed primarily to the Company spending less towards developing its technology.

Professional fees decreased $785,749 from the six months ended June 30, 2014 to the six months ended June 30, 2015.  Professional fees decreased due to a decrease in consulting fee associated with business development.

Other Income

Other income increased $1,865 from the six months ended June 30, 2014 to the six months ended June 30, 2015. Other income increased due to forgiveness of debts to vendors.

Other Expenses

Interest expense – related party decreased $932 to $8,147 in the six months ended June 30, 2015 from $9,079 in the six months ended June 30, 2014. The decrease was the result of a decrease in notes payable with interest accruals.

Interest expense decreased $79 to $121 in the six months ended June 30, 2015 from $200 in the six months ended June 30, 2014. The decrease was the result of a decrease in interest accruals from newly acquired note payables.

Net Loss

In the six months ended June 30, 2015, we generated a net loss of $2,377,536, a decrease of $2,199,907 from $4,577,443 for the six months ended June 30, 2014. This decrease was attributable to a higer volume of units sold and decreased consulting fee associated with business development.

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

Liquidity and Capital Resources

As of June 30, 2015, we had $236,844 in cash, $40,874 in accounts receivable, $148,816 in inventory, $16,454 in prepaid expenses and $278,517 in prepaid stock compensation. The following table provides detailed information about our net cash flow for all financial statement periods presented in this Quarterly Report. To date, we have financed our operations through the issuance of stock and borrowings.

The following table sets forth a summary of our cash flows for the six months ended June 30, 2015 and 2014:

	Six months ended June 30,
	2015	2014
Net cash used in operating activities – continuing operations	$(1,431,402)	$(1,691,308)
Net cash used in operating activities – discontinued operations	-	(78,456)
Net cash used in operating activities	(1,431,402)	(1,769,773)
Net cash used in investing activities – continuing operations	(3,250)	(12,324)
Net cash used in investing activities	(3,250)	(12,324)
Net cash provided by financing activities – continuing operations	1,631,050	1,817,328
Net cash provided by financing activities – discontinued operations	-	75,620
Net cash provided by financing activities	1,631,050	1,892,948
Net change in cash	196,398	110,851
Cash, beginning	40,446	4,329
Cash, ending	236,844	115,180
Less: Cash, discontinued operations	-	155
Cash, continuing operations	$236,844	$115,025

Operating activities

Net cash used in operating activities – continuing operations was $1,431,402 for the six months ended June 30, 2015, as compared to $1,691,308 used in operating activities for the same period in 2014. The decrease in net cash used in operating activities – continuing operations was primarily due to a higer volume of units sold and decrease in research and development and consulting contract cost.

Net cash used in operating activities – discontinued operations was $0 for the six months ended June 30, 2015, as compared to $78,465 used in operating activities for the same period in 2014. The decrease in net cash used in operating activities – discontinued operations was primarily due to a decrease in legal fees.

Investing activities

Net cash used in investing activities – continuing operations was $3,250 for the six months ended June 30, 2015, as compared to $12,324 used in investing activities for the same period in 2014. The decrease in net cash used in investing activities – continuing operations was primarily due to the purchase of fixed assets.

Financing activities

Net cash provided by financing activities – continuing operations for the six months ended June 30, 2015 was $1,631,050, as compared to $1,892,948 for the same period of 2014. The decrease of net cash provided by financing activities – continuing operations was mainly attributable to less equity financing from the sale of common stock and borrowings.

Net cash provided by financing activities – discontinued operations for the six months ended June 30, 2015 was $0, as compared to $75,620 for the same period of 2014. The decrease of net cash provided by financing activities was mainly attributable to less financing from borrowings.

As of June 30, 2015, we continue to use traditional and/or debt financing to provide the capital we need to run the business.

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

In March 2015, the Company received $200,000 as a loan from a shareholder of the Company. The interest rate is 12% that is to be paid on a monthly basis. The term of the note is for two years beginning March 3, 2015 and ending on March 2, 2017.

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

On April 30, 2015, the Company issued 451,000 shares of common stock for cash received of $451,000.

On June 18, 2015, the Company issued 10,000 shares of common stock for cash totaling $10,000 which was received as of March 31, 2015 and recorded as stock payable.

On June 18, 2015, the Company issued 400,000 shares of common stock for cash received of $400,000.

On June 18, 2015, the Company issued 167,400 shares of common stock for services totaling $167,400.

On June 18, 2015, the Company issued 11,300 shares of common stock as a settlement of debt totaling $11,300.

On June 18, 2015, the Company issued 30,000 shares of common stock owed to an officer of the Company as part of their employment agreement totaling $30,000.

On June 30, 2015, the Company issued 12,500 shares of common stock for cash received of $12,500.

On June 30, 2015, the Company issued 120,000 shares of common stock for services totaling $120,000.

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

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities from the time of our inception on March 7, 2008 through the period ended June 30, 2015.

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

Date: August 13, 2015