Form 10-Q
period 2015-09-30
Bollente Companies Inc.
filed 2015-11-16
CIK 1429393

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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
Yes ☐     No ☒

The number of shares of Common Stock, $0.001 par value, outstanding on November 10, 2015, was 19,350,186 shares.

BOLLENTE COMPANIES INC.
QUARTERLY PERIOD ENDED SEPTEMBER 30, 2015

PART I – FINANCIAL INFORMATION

Item 1.                                Financial Statements

BOLLENTE COMPANIES, INC.
CONSOLIDATED BALANCE SHEETS
(unaudited)

	September 30,	December 31,
	2015	2014

ASSETS

Current assets:
Cash	$73,024	$40,446
Accounts receivable	36,116	54,477
Inventory	138,371	174,132
Prepaid expenses	130,354	30,399
Prepaid stock compensation	152,575	530,000
Total current assets	530,440	829,454

Fixed assets, net	5,755	8,768

Other assets:
Security deposits	1,500	1,500
Trademarks	4,075	825
Prepaid stock compensation - long term portion	8,750	16,667
Website	26,044	40,693
Total other assets	40,369	59,685

Total assets	$576,564	$897,907

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$292,211	$338,651
Credit cards	9,989	2,387
Customer deposits	600	600
Accrued salaries - related party	27,170	15,278
Accrued payroll taxes	11,984	12,505
Notes payable - related party	294,587	128,637
Line of credit - related party	1,500	-
Accrued interest payable	4	4
Accrued interest payable - related party	599	-
Total current liabilities	638,644	498,062

Long-term liabilities:
Notes payable - related party	233,000	-
Total long-term liabilities	233,000	-

Total liabilities	871,644	498,062

Stockholders' equity:
Preferred stock, $0.001 par value, 10,000,000 shares
authorized, no shares issued and outstanding
as of September 30, 2015 and December 31, 2014, respectively	-	-
Common stock, $0.001 par value, 100,000,000 shares
authorized, 19,112,186 and 16,934,301 shares issued and outstanding
as of September 30, 2015 and December 31, 2014, respectively	19,112	16,935
Additional paid-in capital	16,276,060	13,725,353
Subscriptions payable	117,500	164,375
Accumulated deficit	(16,707,752)	(13,506,818)
Total stockholders' equity	(295,080)	399,845

Total liabilities and stockholders' equity	$576,564	$897,907

See accompanying notes to consolidated financial statements.

BOLLENTE COMPANIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2015	2014	2015	2014

Revenue	$39,576	$109,623	$152,283	$178,930

Cost of goods sold	(41,201)	(204,343)	(204,666)	(389,123)

Gross profit	(1,625)	(94,720)	(52,383)	(210,193)

Operating expenses:
General and administrative	301,234	425,177	1,035,895	1,175,829
Executive compensation	46,350	48,160	207,750	165,160
Research and development	136,253	44,996	408,048	694,884
Professional fees	325,405	530,980	1,478,097	2,459,171

Total operating expenses	809,242	1,049,313	3,129,790	4,495,044

Other income(expenses):
Other income	-	-	2,047	182
Interest expense - related party	(12,512)	(1)	(20,659)	(9,080)
Interest expense	(19)	(4,474)	(140)	(203)
Loss on debt conversion	-	-	-	(825,000)
Other expenses	-	-	(9)	-

Total other expenses	(12,531)	(4,475)	(18,761)	(834,101)

Net loss from continuing operations	(823,398)	(1,148,508)	(3,200,934)	(5,539,338)

Net loss from discontinued operations	-	(8,015)	-	(179,813)

Net loss	(823,398)	(1,156,523)	(3,200,934)	(5,719,151)

Basic earnings per share
Loss from continuing operations	$(0.04)	$(0.08)	$(0.18)	$(0.41)
Loss from discontinued operations	-	-	-	(0.01)

Net loss per common share - basic	$(0.04)	$(0.08)	$(0.18)	$(0.42)

Weighted average number of common shares	19,018,402	14,365,176	18,134,375	13,584,981
outstanding - basic

See accompanying notes to consolidated financial statements.

BOLLENTE COMPANIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	For the nine months ended
	September 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(3,200,934)	$(5,719,151)
Less: Loss from discontinued operations	-	179,813

Loss from continuing operations	(3,200,934)	(5,539,338)
Adjustments to reconcile net loss from continuing operations to net cash used in operating activities from continuing operations:
Shares issued for services	589,585	426,593
Depreciation	3,013	2,278
Shares issued for employment agreement	170,000	420,000
Shares issued for prepaid stock compensation	352,217	1,741,862
Loss on debt conversion		825,000
Amortization of website costs	14,649	9,689
Accrued rent expense - related party line of credit		21,000
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	18,361	(96,598)
(Increase) decrease in inventory	35,761	(205,611)
(Increase) decrease in prepaid expenses	(99,955)	(12,628)
(Increase) in other receivables	-	-
Increase in accounts payable	(17,946)	293,424
Increase in accounts payable - related party	(17,194)
Increase in credit card	7,601	3,392
Increase in customer deposits		600
Increase in accrued salaries - related party	11,892	2,196
Increase in accrued payroll taxes	(521)	1,159
Increase in accrued interest payable		-
Increase in accrued interest payable - related party	599	(1,599)

Net cash used in operating activities - continuing operations	(2,132,872)	(2,108,581)
Net cash used in operating activities - discontinued operations	-	(78,759)

Net cash used in operating activities	(2,132,872)	(2,187,340)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase trademarks	(3,250)	(275)
Purchase website costs	-	-
Purchase of fixed assets	-	(12,049)

Net cash used in investing activities - continuing operations	(3,250)	(12,324)

Net cash used in investing activities	(3,250)	(12,324)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from convertible notes payable		14,000
Proceeds from notes payable	200,000	-
Proceeds from notes payable - related party	232,700	-
Repayments of notes payable - related party	(33,750)	(225,000)
Proceeds from line of credit - related party	1,500	-
Repayments of line of credit - related party	-	64,036
Proceeds from sale of common stock, net of offering costs	1,393,250	2,288,999
Proceeds from royalty payments	375,000	-

Net cash provided by financing activities - continuing operations	2,168,700	2,142,035
Net cash provided by financing activities - discontinued operations	-	75,913

Net cash provided by financing activities	2,168,700	2,217,948

NET CHANGE IN CASH	32,578	18,284

CASH AT BEGINNING OF THE PERIOD	40,446	4,329

CASH AT END OF THE PERIOD	73,024	22,613

Less: CASH OF DISCONTINUED OPERATIONS AT END OF THE PERIOD	-	155

CASH OF CONTINUING OPERATIONS AT END OF THE PERIOD	$73,024	$22,458

SUPPLEMENTAL INFORMATION:
Interest paid	$20,000	$-
Income taxes paid	$-	$-

Non-cash investing and financing activities:
Shares issued as settlement of accounts payable	$-	$-
Shares issued for prepaid stock compensation	$352,217	$850,000
Shares issued to settle notes payable	$-	$290,250

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

Principles of consolidation
The consolidated financial statements include the accounts of Bollente Companies, Inc. and its wholly owned subsidiaries. On May 16, 2010, the Company acquired 100% of the outstanding stock of Bollente, Inc.  On the date of acquisition, Bollente, Inc. was 2.78% owned and controlled 100% by Robertson J. Orr, a majority shareholder and officer and director of Bollente Companies, Inc. and the acquisition was accounted for by means of a pooling of the entities from the date of inception of Bollente Companies, Inc. on March 7, 2008 because the entities were under common control. On November 21, 2013, the Company formed a wholly owned subsidiary, Nuvola, Inc.  On August 13, 2015, the Company formed a wholly owned subsidiary, Bollente International, Inc. All significant inter-company transactions and balances have been eliminated.

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

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. As a result, the Company incurred accumulated net losses for the nine months ended September 30, 2015 of ($16,707,753). In addition, the Company’s development activities since inception have been financially sustained through debt and equity financing.

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

NOTE 3 – INVENTORY

Inventories consist of the following at:

	September 30, 2015	December 31, 2014

Raw materials	$93,679	$174,132
Finished goods	44,692	-

Total	$138,371	$174,132

BOLLENTE COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 4 – WEBSITE

Website consists of the following at:

	September 30, 2015	December 31, 2014

Website	$58,598	$58,598

Less: Accumulated amortization	(32,554)	(17,905)

Website, net	$26,044	$40,693

Amortization expense from continuing operations for the three months ended September 30, 2015 and 2014 was $4,883 and $4,883, respectively.  Amortization expense from continuing operations for the nine months ended September 30, 2015 and 2014 was $14,649 and $13,022, respectively.

NOTE 5 – NOTES PAYABLE – RELATED PARTY

Notes payable consist of the following at:

	September 30, 2015	December 31, 2014

Note payable to an officer, director and shareholder, unsecured, 0% interest, due upon demand	$600	$450

Note payable from a shareholder, secured, 12% interest, due June 2016	200,000	-

Note payable to a related entity, unsecured, 0% interest, due upon demand	93,987	128,187

Notes Payable – Current	$294,587	$128,637

	September 30, 2015	December 31, 2014
Note payable from a shareholder, secured, 12% interest, due March 2017	$200,000	$-

Note payable, to an officer, director and shareholder, secured, 0% interest, due April 2017	33,000	-

Notes payable – Long Term	$233,000	$-

BOLLENTE COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Interest expense from continuing operations for the three months ended September 30, 2015 and 2014 was $12,512 and $1, respectively.

Interest expense from continuing operations for the nine months ended September 30, 2015 and 2014 was $20,659 and $9,080, respectively.

NOTE 6 – ROYALTY PAYMENTS

During the three months ended September 30, 2015, the Company has agreed to allow accredited investors the ability to receive a royalty on products sold in an effort to fund its distribution and marketing advances internationally by purchasing units.  Each unit represents 0.625% royalty interest in the Gross Margin of product sold by Bollente International, Inc., costing $25,000 per unit.   As of September 30, 2015, fifteen units have been sold totaling $375,000.  This amount is included in additional paid in capital since there is no obligation to repay the funds.

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

In August 2015, the Company issued 136,000 shares of common stock for cash received of $136,000,of which $50,000 of the funds were received as of June 30, 2015 and recorded as stock payable.

In August 2015, the Company issued 30,085 shares of common stock for services totaling $30,085.  The shares were valued according to the fair value of the common stock, based on recent sales in a PPM at $1.00 and not based on the stock price on the market at the time which ranged from $2.53 to $3.71.

In August 2015, the Company issued 10,000 shares of common stock owed to an employee of the Company as part of their employment agreement totaling $10,000.  The shares were valued according to the fair value of the common stock, based on recent sales in a PPM at $1.00 and not based on the stock price on the market at the time which ranged from $2.53 to $3.71.

In August 2015, the Company sold 50,000 shares of common stock to an investor for cash totaling $50,000 and are recorded to stock payable.  The shares were issued on October xx, 2015.

In September 2015, the Company sold 25,000 shares of common stock to an investor for cash totaling $25,000 and are recorded to stock payable.  The shares were issued on October 1, 2015.

BOLLENTE COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

In September 2015, the Company recorded a stock payable totaling $12,500 for 12,500 shares of common stock earned by a consultant.  The shares were valued according to the fair value of the common stock, based on recent sales in a PPM at $1.00 and not based on the stock price on the market at the time which ranged from $2.53 to $3.71.  The shares were issued on October 1, 2015.

In September 2015, the Company recorded a stock payable totaling $30,000 for 30,000 shares of common stock earned by the President of the Company as part of their employment agreement.  The shares were valued according to the fair value of the common stock, based on recent sales in a PPM at $1.00 and not based on the stock price on the market at the time which ranged from $2.53 to $3.71.  The shares were issued on October 1, 2015.

NOTE 9 – PREPAID STOCK COMPENSATION

During the three month ended September 30, 2015, the Company issued a total of 10,000 shares of common stock as part of a consulting agreement totaling $10,000.  The shares were valued according to the fair value of the common stock, based on recent sales in a PPM at $1.00 and not based on the stock price on the market at the time which ranged from $2.53 to $3.71.  The value of the shares was recorded as prepaid expense and is being amortized over one year which is the related service period of the agreement.

For the three months ended September 30, 2015, the Company expensed $154,067 as professional fees with a remaining prepaid expense amount totaling $161,325 at September 30, 2015.

NOTE 10 – AGREEMENTS

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

Rent expense for the three months ended September 30, 2015 and 2014 was $20,400 and $10,500, respectively.  Rent expense for the nine months ended June 30, 2015 and 2014 was $45,077 and $34,228, respectively.

NOTE 11 – SUBSEQUENT EVENTS

On October 1, 2015, the Company issued 25,000 shares of common stock for cash received of $25,000 during September 2015 and recorded as stock payable.

On October 1, 2015, the Company issued 100,000 shares of common stock for services totaling $100,000, of which $12,500 was earned during September 2015 and recorded as stock payable.

On October 1, 2015, the Company issued 30,000 shares of common stock earned by an employee of the Company as part of their employment agreement totaling $30,000 during September 2015 and recorded as stock payable.

On October 29.2015 the Company issued 10,000 shares of common stock associated with a note payable totaling $10,000.  The shares were valued according to the fair value of the common stock, based on recent sales in a PPM at $1.00 and not based on the stock price on the market at the time which ranged from $2.53 to $3.71.

On October 29, 2015 the Company issued 73,000 shares of common stock for services totaling $73,000.

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

On August 13, 2015, we formed a wholly-owned subsidiary, Bollente International, Inc. (“Bollente International”), to begin international manufacturing and sales expansion for our trutankless® line of water hearters.

Bollente International has partnered with international manufacturing firm to increase production and efficiently handle distribution to customers in the United Kingdom and throughout Europe, Asia, Dubai, Australia and New Zealand.  We have begun the testing and certification process for several international standards, demonstrating that the product complies with the essential requirements of European health, safety and environmental protection legislation and opening the gate for future sales to more than 30 European countries.

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

Our trutankless® water heaters were officially launched in the first quarter of 2014 and is sold throughout the wholesale plumbing distribution channel. We began generating revenue in the first quarter of 2014. As of the fiscal year ended December 31, 2014, we generated $238,912 in revenue. As of the three months and nine months ended September 30, 2015, we generated $39,576 and $152,283 in revenue, respectively.

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

RESULTS OF OPERATIONS

Results of Operations for the Three Months Ended September 30, 2015 and September 30, 2014

Revenues

In the three months ended September 30, 2015, we generated $39,576 in revenues, as compared to $109,623 in revenues in the prior year. The $70,047, or 177%, decrease for the three months ended September 30, 2015 was due to lower volumes of units sold.

Cost of Goods

In the three months ended September 30, 2015, cost of goods was $41,200, as compared to $204,343 in the three months ended September 30, 2014. The $163,142, or 80%, decrease in cost of goods for the three months ended September 30, 2015 was primarily attributable to the decrease in sales of units.

Gross Profit

For the three months ended September 30, 2015 and 2014, gross profit margins were 4% and 86%, respectively.

Expenses

Operating expenses totaled $809,242 during the three months ended September 30, 2015 as compared to $1,049,313 in the prior year. In the three month period ended September 30, 2015, our expenses primarily consisted of General and Administrative of $301,234, Executive Compensation of $46,350, Research and Development of $136,253, and Professional fees of $325,405.

General and administrative fees decreased $123,943, from the three months ended September 30, 2014 to the three months ended September 30, 2015.  This decrease was primarily due to a decrease in wages and marketing.

Executive Compensation decreased $1,810 from the three months ended September 30, 2014 to the three months ended September 30, 2015.  Executive Compensation decreased due to a decrease in cash and stock based compensation to the President of the Company.

Research and development increased $91,257 from the the three months ended September 30, 2014 to the three months ended September 30, 2015.  This increase is attributed primarily to the Company spending more towards developing its technology.

Professional fees decreased $205,575 from the three months ended September 30, 2014 to the three months ended September 30, 2015.  Professional fees decreased due to a decrease in consulting fee associated with business development.

Other Expenses

Interest expense – related party increased $12,511 to $12,512 in the three months ended September 30, 2015 from $1 in the three months ended September 30, 2014. The increase was the result of an increase in notes payable – related party with interest accruals.

Interest expense decreased $4,455 to $19 in the three months ended September 30, 2015 from $4,474 in the three months ended September 30, 2014. The decrease was the result of a decrease in interest accruals from note payables.

Net Loss

In the three months ended September 30, 2015, we generated a net loss of $823,398, a decrease of $333,125 from $1,156,523 for the three months ended September 30, 2014. This decrease was attributable to a lower volume of units sold and decreased consulting fee associated with business development.

Results of Operations for the Nine Months Ended September 30, 2015 and September 30, 2014

Revenues

In the nine months ended September 30, 2015, we generated $152,283 in revenues, as compared to $178,930 in revenues in the prior year. The $26,647, or 15%, decrease for the nine months ended September 30, 2015 was due to lower volumes of units sold.

Cost of Goods

In the nine months ended September 30, 2015, cost of goods was $204,666, as compared to $389,123 in the nine months ended September 30, 2014. The $184,457, or 47%, decrease in cost of goods for the nine months ended September 30, 2015 was primarily attributable to the decrease in sales of units and lower cost to produce various products.

Gross Profit

For the nine months ended September 30, 2015 and 2014, gross profit margins were 34% and 117%, respectively.

Expenses

Operating expenses totaled $3,129,790 during the nine months ended September 30, 2015 as compared to $4,495,044 in the prior year. In the nine month period ended September 30, 2015, our expenses primarily consisted of General and Administrative of $1,035,895, Executive Compensation of $207,750, Research and Development of $408,048, and Professional fees of $1,478,097.

General and administrative fees decreased $139,934, from the nine months ended September 30, 2014 to the nine months ended September 30, 2015.  This decrease was primarily due to a decrease in wages and travel.

Executive Compensation increased $42,590 from the nine months ended September 30, 2014 to the nine months ended September 30, 2015.  Executive Compensation increased due to an increase in cash and stock based compensation to the President of the Company.

Research and development decreased $286,836 from the the nine months ended September 30, 2014 to the nine months ended September 30, 2015.  This decrease is attributed primarily to the Company spending less towards developing its technology.

Professional fees decreased $981,074 from the nine months ended September 30, 2014 to the nine months ended September 30, 2015.  Professional fees decreased due to a decrease in consulting fees associated with business development.

Other Income

Other income increased $1,865 from the nine months ended September 30, 2014 to the nine months ended September 30, 2015. Other income increased due to forgiveness of debts to vendors.

Other Expenses

Interest expense – related party increased $11,579 to $20,659 in the nine months ended September 30, 2015 from $9,080 in the nine months ended September 30, 2014. The increase was the result of an increase in notes payable with interest accruals.

Interest expense decreased $63 to $140 in the nine months ended September 30, 2015 from $203 in the nine months ended September 30, 2014. The decrease was the result of a decrease in interest accruals from newly acquired note payables.

Net Loss

In the nine months ended September 30, 2015, we generated a net loss of $3,200,934, a decrease of $2,338,404 from $5,539,338 for the nine months ended September 30, 2014. This decrease was attributable to a higer volume of units sold and decreased consulting fee associated with business development.

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

Liquidity and Capital Resources

As of September 30, 2015, we had $73,024 in cash, $36,116 in accounts receivable, $138,371 in inventory, $130,354 in prepaid expenses and $152,575 in prepaid stock compensation. The following table provides detailed information about our net cash flow for all financial statement periods presented in this Quarterly Report. To date, we have financed our operations through the issuance of stock and borrowings.

The following table sets forth a summary of our cash flows for the nine months ended September 30, 2015 and 2014:

	Nine months ended September 30,
	2015	2014
Net cash used in operating activities – continuing operations	$(2,132,872)	$(2,108,581)
Net cash used in operating activities – discontinued operations	-	(78,759)
Net cash used in operating activities	(2,132,872)	(2,187,340)
Net cash used in investing activities – continuing operations	(3,250)	(12,324)
Net cash used in investing activities	(3,250)	(12,324)
Net cash provided by financing activities – continuing operations	2,168,700	2,142,035
Net cash provided by financing activities – discontinued operations	-	75,913
Net cash provided by financing activities	2,168,700	2,217,948
Net change in cash	32,578	18,284
Cash, beginning	40,446	4,329
Cash, ending	73,024	22,613
Less: Cash, discontinued operations	-	155
Cash, continuing operations	$73,024	$22,458

Operating activities

Net cash used in operating activities – continuing operations was $2,132,872 for the nine months ended September 30, 2015, as compared to $2,108,581 used in operating activities for the same period in 2014. The increase in net cash used in operating activities – continuing operations was primarily due to a lower volume of units sold and increase in research and development and consulting contract cost.

Net cash used in operating activities – discontinued operations was $0 for the nine months ended September 30, 2015, as compared to $78,759 used in operating activities for the same period in 2014. The decrease in net cash used in operating activities – discontinued operations was primarily due to a decrease in legal fees.

Investing activities

Net cash used in investing activities – continuing operations was $3,250 for the nine months ended September 30, 2015, as compared to $12,324 used in investing activities for the same period in 2014. The decrease in net cash used in investing activities – continuing operations was primarily due to the purchase of fixed assets.

Financing activities

Net cash provided by financing activities – continuing operations for the nine months ended September 30, 2015 was $2,168,700, as compared to $2,142,035 for the same period of 2014. The increase of net cash provided by financing activities – continuing operations was mainly attributable to more financing from notes payable and royalty payments.

Net cash provided by financing activities – discontinued operations for the nine months ended September 30, 2015 was $0, as compared to $75,913 for the same period of 2014. The decrease of net cash provided by financing activities was mainly attributable to less financing from borrowings.

As of September 30, 2015, we continue to use traditional and/or debt financing to provide the capital we need to run the business.

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

During the three months ended September 30, 2015, the Company has agreed to allow accredited investors the ability to receive a royalty on products sold in an effort to fund its distribution and marketing advances internationally by purchasing units.  Each unit represents 0.625% royalty interest in the Gross Margin of product sold by Bollente International, Inc., costing $25,000 per unit.  As of September 30, 2015, fifteen units have been sold totaling $375,000.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

In August 2015, the Company issued 136,000 shares of common stock for cash received of $136,000,of which $50,000 of the funds were received as of June 30, 2015 and recorded as stock payable.

In August 2015, the Company issued 30,085 shares of common stock for services totaling $30,085.  The shares were valued according to the fair value of the common stock, based on recent sales in a PPM at $1.00 and not based on the stock price on the market at the time which ranged from $2.53 to $3.71.

In August 2015, the Company issued 10,000 shares of common stock owed to an employee of the Company as part of their employment agreement totaling $10,000.  The shares were valued according to the fair value of the common stock, based on recent sales in a PPM at $1.00 and not based on the stock price on the market at the time which ranged from $2.53 to $3.71.

In August 2015, the Company sold 50,000 shares of common stock to an investor for cash totaling $50,000 and are recorded to stock payable.  The shares were issued on October xx, 2015.

In September 2015, the Company sold 25,000 shares of common stock to an investor for cash totaling $25,000 and are recorded to stock payable.  The shares were issued on October 1, 2015.

In September 2015, the Company recorded a stock payable totaling $12,500 for 12,500 shares of common stock earned by a consultant.  The shares were valued according to the fair value of the common stock, based on recent sales in a PPM at $1.00 and not based on the stock price on the market at the time which ranged from $2.53 to $3.71.  The shares were issued on October 1, 2015.

In September 2015, the Company recorded a stock payable totaling $30,000 for 30,000 shares of common stock earned by the President of the Company as part of their employment agreement.  The shares were valued according to the fair value of the common stock, based on recent sales in a PPM at $1.00 and not based on the stock price on the market at the time which ranged from $2.53 to $3.71.  The shares were issued on October 1, 2015.

During the three months ended September 30, 2015, the Company has agreed to allow accredited investors the ability to receive a royalty on products sold in an effort to fund its distribution and marketing advances internationally by purchasing units.  Each unit represents 0.625% royalty interest in the Gross Margin of product sold by Bollente International, Inc., costing $25,000 per unit.  As of September 30, 2015, fifteen units have been sold totaling $375,000.

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

Subsequent Issuances

On October 1, 2015, the Company issued 25,000 shares of common stock for cash received of $25,000 during September 2015 and recorded as stock payable.

On October 1, 2015, the Company issued 100,000 shares of common stock for services totaling $100,000, of which $12,500 was earned during September 2015 and recorded as stock payable.

On October 1, 2015, the Company issued 30,000 shares of common stock earned by an employee of the Company as part of their employment agreement totaling $30,000 during September 2015 and recorded as stock payable.

On October 29.2015 the Company issued 10,000 shares of common stock associated with a note payable totaling $10,000.  The shares were valued according to the fair value of the common stock, based on recent sales in a PPM at $1.00 and not based on the stock price on the market at the time which ranged from $2.53 to $3.71.

On October 29, 2015 the Company issued 73,000 shares of common stock for services totaling $73,000.

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

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities from the time of our inception on March 7, 2008 through the period ended September 30, 2015.

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

Date: November 16, 2015