Form 10-K
period 2015-12-31
Bollente Companies Inc.
filed 2016-05-09
CIK 1429393

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐    No ☒

As of June 30, 2015, the aggregate market value of shares held by non-affiliates of the registrant (computed by reference to the price at which the common equity was last sold) was approximately $20,041,859.

The number of shares of Common Stock, $0.001 par value, outstanding on May 6, 2016 was 20,818,186 shares.

DOCUMENTS INCORPORATED BY REFERENCE: None.

BOLLENTE COMPANIES INC.
FOR THE FISCAL YEAR ENDED
DECEMBER 31, 2015

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

On August 13, 2015, the Company formed a wholly-owned subsidiary, Bollente International, Inc. (“Bollente International”) to begin international manufacturing and sales expansion for our trutankless® line of water heaters.

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

Our trutankless® water heaters were officially launched in the first quarter of 2014 and is sold throughout the wholesale plumbing distribution channel. As of the fiscal year ended December 31, 2015, we generated $265,504 in revenue.

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

Market Outlook

Bollente is entering the market in front of the largest water heater replacement cycle ever at a time when homeowners are seeking ways reduce their carbon footprint without sacrificing comfort. Shares of companies like Whirlpool (WHR) and AO Smith (AOS) have soared - fueled by the unprecedented Consumer Durables replacement cycle - which is an echo of last decade’s building boom. It is estimated that some 57 Million water heaters will need replacement in the next 3 years. Florida, Texas, and Arizona, where electric water heaters dominate the market, were the epicenters of the boom. In the new construction market, builders are increasingly marketing “green” features and trutankless fit well along with other energy saving innovations. In commercial markets, projects with a green designation like LEED or EnergyStar recently became the majority.

Additionally, the Federal Government has mandated that starting in April 2015 standard electric water heaters over 55 gallons may not be sold, effectively forcing the market to use alternative technologies like tankless water heaters.

Investment Analysis

Bollente has entered the market with a disruptive product that has enjoyed significant tail winds thus far. As a result, we believe BOLC is poised to produce exceptional results. Management expects to announce several key partnerships outside of the wholesale channel for current products and launch several additional lines next year. Management has plans to significantly reduce the cost of goods sold and develop other innovations to supplement existing offerings which will be sold through the existing sales channels and reps which to help ensure sustainable growth over the next 3-5 years.

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

Employees

We currently have nine full-time employees, including Robertson James Orr, who is also our sole officer and director, and two part-time employee. We expect to increase the number of employees to expand our sales and technical staff. We are using and will continue to use independent consultants and contractors to perform various professional services. We believe that this use of third-party service providers may enhance our ability to contain operating and general expenses, and capital costs.

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

We were incorporated in March of 2008 as a Nevada corporation. As a result of our start-up operations we have; (i) generated $265,504 in revenues in the year ended December 31, 2015, (ii) accumulated deficits of $17,875,816 from our inception through the period ended December 31, 2015, and (iii) we have incurred losses of $17,875,816 from our inception through the period ended December 31, 2015.  We have been focused on organizational and start-up activities and business plan development. There is nothing at this time on which to base an assumption that our business operations will prove to be successful or that we will ever be able to operate profitably. Our future operating results will depend on many factors, including our ability to raise adequate working capital, demand for our products, the level of our competition and our ability to attract and maintain key management and employees.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We currently maintain an executive office 8800 N. Gainey Center Dr. Suite 270 Scottsdale AZ 85253, which consists of approximately 1,577 square feet. Our monthly rent for this office is $4,000. In January 2015, we signed a sublease with Perigon Companies, LLC, a Delaware limited liability company (“Perigon”). The lease term was one year at a rate of $4,000 per month with an option to continue on a month-to-month basis.

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

PART II

ITEM 5.                      MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASE OF EQUITY SECURITIES

Market Information

Our common stock is traded in the OTCQB under the symbol “BOLC”. Our common stock has traded sporadically on the OTCQB, which limits our ability to locate accurate high and low bid prices for each quarter within the last two fiscal years. Therefore, the following table lists the available quotations for the high and low bid prices for the fiscal years ended December 31, 2014 and 2015.

The following table sets forth, the average high and low bid prices of our common stock as reported by Yahoo Finance. These quotations reflect inter-dealer prices, without retail mark-up, markdown or commission, and may not necessarily represent actual transactions

	Year Ending December 31, 2015		Year Ending December 31, 2014
	AVERAGE BID PRICES		AVERAGE BID PRICES
	High	Low	High	Low
1st Quarter	$2.33	$1.68	$4.02	$2.47
2nd Quarter	$2.38	$1.76	$3.24	$1.95
3rd Quarter	$2.45	$1.80	$3.31	$2.12
4th Quarter	$2.28	$1.36	$3.07	$2.16

Holders of Common Stock

As of May 5, 2016, there were approximately 260 stockholders of record of our common stock. This number does not include shares held by brokerage clearing houses, depositories or others in unregistered form.

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

Recent Sales of Unregistered Securities

On February 2, 2015, the Company issued 230,000 shares of common stock for cash received of $230,000.

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

On April 2, 2015, the Company issued 175,000 shares of common stock for cash received of $175,000.

On April 2, 2015 the Company issued 15,000 shares of common stock for services totaling $15,000.

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

On June 18, 2015, the Company issued 10,000 shares of common stock for cash totaling $10,000.

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

On August 19, 2015, the Company issued 136,000 shares of common stock for cash received of $136,000,of which $50,000 of the funds were received as of June 30, 2015 and recorded as stock payable.

On August 19, 2015, the Company issued 30,085 shares of common stock for services totaling $30,085.  The shares were valued according to the fair value of the common stock, based on recent sales in a PPM at $1.00 and not based on the stock price on the market at the time which ranged from $2.53 to $3.71.

On August 19, 2015, the Company issued 10,000 shares of common stock owed to an employee of the Company as part of their employment agreement totaling $10,000.  The shares were valued according to the fair value of the common stock, based on recent sales in a PPM at $1.00 and not based on the stock price on the market at the time which ranged from $2.53 to $3.71.

In October 1, 2015, the Company issued 25,000 shares of common stock for cash totaling $25,000.

On October 1, 2015, the Company issued 100,000 shares of common stock for services totaling $100,000.

On October 1, 2015, the Company issued 30,000 shares of common stock earned by the President of the Company as part of their employment agreement totaling $30,000.

On October 28, 2015, the Company issued 10,000 shares of common stock as commission totaling $10,000.  The shares were valued according to the fair value of the common stock, based on recent sales in a PPM at $1.00 and not based on the stock price on the market at the time which ranged from $2.53 to $3.71.

On October 28, 2015, the Company issued 73,000 shares of common stock for services totaling $73,000.  The shares were valued according to the fair value of the common stock, based on recent sales in a PPM at $1.00 and not based on the stock price on the market at the time which ranged from $2.53 to $3.71.

On November 23, 2015, the Company sold 50,000 shares of common stock to an investor for cash totaling $50,000.  The shares were issued on February 10, 2016.

On November 30, 2015, the Company recorded a stock payable totaling $30,000 for 30,000 shares of common stock earned by the President of the Company as part of their employment agreement.  The shares were valued according to the fair value of the common stock, based on recent sales in a PPM at $1.00 and not based on the stock price on the market at the time which ranged from $2.53 to $3.71.  The shares were issued on February 2, 2016.

On December 3, 2015, the Company sold 10,000 shares of common stock to an investor for cash totaling $10,000.  The shares were issued on February 10, 2016.

On December 31, 2015, the Company recorded a stock payable totaling $10,000 for 10,000 shares of common stock earned by the President of the Company as part of their employment agreement.  The shares were valued according to the fair value of the common stock, based on recent sales in a PPM at $1.00 and not based on the stock price on the market at the time which ranged from $2.53 to $3.71.  As of the date of this filing, the shares have not been issued.

On December 31, 2015, the Company recorded a stock payable totaling $500,000 for 500,000 shares of common stock earned by a consultant.  The shares were valued according to the fair value of the common stock, based on recent sales in a PPM at $1.00 and not based on the stock price on the market at the time which ranged from $2.53 to $3.71.  The shares were issued on February 2, 2016.

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

Subsequent Sales & issuances of Unregistered Securities

On February 2, 2016, the Company issued 130,000 shares of common stock for cash received of $130,000.

On February 2, 2016, the Company issued 930,000 shares of common stock for services totaling $930,000.

On February 10, 2016, the Company issued 60,000 shares of common stock for cash received of $60,000.

On February 10, 2016, the Company issued 45,000 shares of common stock for services totaling $45,000.

On February 22, 2016, the Company issued 303,000 shares of common stock for services totaling $303,000.

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

Issuer Purchases of Equity Securities

The Company did not repurchase any of its equity securities during the fourth quarter ended December 31, 2015.

ITEM 6.                      SELECTED FINANCIAL DATA

This item is not applicable, as we are considered a smaller reporting company.

ITEM 7.                      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Background

Bollente Companies Inc. was incorporated in the state of Nevada on March 7, 2008. The Company is headquartered in Scottsdale, Arizona and currently operates through its wholly-owned subsidiary, Bollente, Inc., a Nevada corporation incorporated on December 3, 2009. On August 13, 2015, the Company formed a wholly-owned subsidiary, Bollente International, Inc.

Bollente manufactures and sells a high quality, whole-house, electric tankless water heater that is more energy efficient than conventional products. See “Item 1. Business.”

RESULTS OF OPERATIONS

Revenues

In the year ended December 31, 2015 we generated $265,504 in revenues, as compared to $238,912 in revenues in the prior year. Cost of goods sold was $342,999, as compared to $440,330 in the prior year.

Expenses

Operating expenses totaled $4,454,110 during the year ended December 31, 2015 as compared to $6,010,406 in the prior year. In the year ended December 31, 2015, our expenses primarily consisted of General and Administrative of $1,369,555, Executive Compensation of $266,500, Research and Development of $318,720, and Professional fees of $2,499,335.

General and administrative fees decreased $187,460, from the year ended December 31, 2014 to the year ended December 31, 2015.  This decrease was primarily due to a decrease in wages and marketing in 2015.

Executive Compensation increased $57,650 from the year ended December 31, 2014 to the year ended December 31, 2015.  Executive Compensation increased due to an increase in cash and stock based compensation to the President of the Company.

Research and development decreased $558,057 from the year ended December 31, 2014 to the year ended December 31, 2015.  This decrease is attributed primarily to the Company spending less towards developing its technology.

Professional fees decreased $868,429 from the year ended December 31, 2014 to the year ended December 31, 2015.  Professional fees decreased due to a decrease in consulting fees associated with business development.

Other Income and Expenses

Other income increased $270,787 in the year ended December 31, 2015 from $7,182 for the year ended December 31, 2014. The increase was the result of a forgiveness of debt in 2015.

Interest expense – related party increased $30,309 to $39,394 in the year ended December 31, 2015 from $9,085 for the year ended December 31, 2014. The increase was the result of an increase in notes payable with interest accruals.

Interest expense increased $117 to $322 in the year ended December 31, 2015 from $205 for the year ended December 31, 2014. The increase was the result of an increase in notes payable with interest accruals.

Net Loss

In the year ended December 31, 2015, we generated a net loss of $4,293,361, a decrease of $2,924,578 from $7,217,939 for the year ended December 31, 2014. This decrease was attributable to decreased research and development costs, professional fees, and loss on debt conversion.

In the year ended December 31, 2015, we generated a net loss from continuing operations of $4,293,361, a decrease of $2,745,571 from $7,038,932 for the year ended December 31, 2014. This decrease was attributable to decreased research and development costs, professional fees and loss on debt conversion.

In the year ended December 31, 2015, we generated a net loss from discontinued operations of $0 compared to a net loss from discontinued operations of $179,007 for the year ended December 31, 2014. This decrease was attributable to decreased legal fees.

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

Liquidity and Capital Resources

As of December 31, 2015, we had $3,618 in cash, $72,533 in accounts receivable, $222,537 in inventory, $205,886 in prepaid expenses and $306,217 in prepaid stock compensation. The following table provides detailed information about our net cash flow for all financial statement periods presented in this Annual Report. To date, we have financed our operations through the issuance of stock and borrowings.

The following table sets forth a summary of our cash flows for the years ended December 31, 2015 and 2014:

	Year ended December 31,
	2015	2014
Net cash used in operating activities – continuing operations	$(2,523,867)	$(2,647,194)
Net cash used in operating activities – discontinued operations	-	(85,647)
Net cash used in operating activities	(2,523,867)	(2,732,841)
Net cash used in investing activities – continuing operations	(18,424)	(12,324)
Net cash used in investing activities	(18,424)	(12,324)
Net cash provided by financing activities – continuing operations	2,505,463	2,695,635
Net cash provided by financing activities – discontinued operations	-	86,013
Net cash provided by financing activities	2,505,463	2,781,648
Net decrease in Cash	(36,828)	36,483
Cash, beginning	40,446	4,329
Cash, ending	3,618	40,812
Less: Cash, discontinued operations	-	366
Cash, continuing operations	$3,618	$40,446

Operating activities

Net cash used in operating activities – continuing operations was $2,523,867 for the year ended December 31, 2015, as compared to $2,647,194 used in operating activities for the same period in 2014. The decrease in net cash used in operating activities – continuing operations was primarily due to a decrease in payroll, marketing, research and development and consulting contract cost.

Net cash used in operating activities – discontinued operations was $0 for the year ended December 31, 2015, as compared to $85,647 used in operating activities for the same period in 2014. The decrease in net cash used in operating activities – discontinued operations was primarily due to a decrease in legal fees.

Investing activities

Net cash used in investing activities was $18,424 for the year ended December 31, 2015, as compared to $12,324 used in investing activities for the same period in 2014. The increase in net cash used in investing activities was primarily due to an increase in software, trademarks, and fixed asset purchases.

Financing activities

Net cash provided by financing activities – continuing operations for the year ended December 31, 2015 was $2,505,463, as compared to $2,695,635 for the same period of 2014. The decrease of net cash provided by financing activities – continuing operations was mainly attributable to less equity financing from the sale of common stock and borrowings.

Net cash provided by financing activities – discontinued operations for the year ended December 31, 2015 was $0, as compared to $86,013 for the same period of 2014. The decrease of net cash provided by financing activities – discontinued operations was mainly attributable to less financing from borrowings.

As of December 31, 2015, we continue to use traditional and/or debt financing to provide the capital we need to run the business.

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

During the year ended December 31, 2015, the Company has agreed to allow accredited investors the ability to receive a royalty on products sold in an effort to fund its distribution and marketing advances internationally by purchasing units.  Each unit represents 0.625% royalty interest in the Gross Margin of product sold by Bollente International, Inc., costing $25,000 per unit.  As of December 31, 2015, twenty-five units have been sold totaling $625,000.  This amount is included in additional paid in capital since there is no obligation to repay the funds.

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

ITEM 8.                      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Index to Financial Statements and Financial Statement Schedules appearing on page 36 of this Form 10-K.

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

Management has undertaken an assessment of the effectiveness of our internal control over financial reporting based on the framework and criteria established in the Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Based upon this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2015.

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

Information as to our current directors and executive officers is as follows:

Name	Age	Title	Since

Robertson James Orr	41	Chief Executive Officer, President, Secretary, Treasurer, & Director	May 12, 2010

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

Summary Compensation Table

The table below summarizes the total compensation paid to or earned by our current Executive Officers for the fiscal years ended December 31, 2015, 2014 and 2013.

SUMMARY COMPENSATION TABLE
Name and Principal Positions	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compen-sation ($)	Non-qualified Deferred Compensation Earnings ($)	All Other Compen-sation ($)	Total ($)
Robertson James Orr(1),	2015	76,500	-0-	190,000(2)	-0-	-0-	-0-	-0-	266,500
President, Secretary,	2014	64,500	-0-	165,000(3)	-0-	-0-	-0-	-0-	229,500
Treasurer & Director	2013	12,000	-0-	111,600(4)	-0-	-0-	-0-	-0-	123,600

(1)	Mr. Orr was appointed President, Secretary, Treasurer, and Director of the Company on May 12, 2010.
(2)	Amount represents the fair market value of 190,000 shares of common stock issued for services as an employee.
(3)	Amount represents the fair market value of 165,000 shares of common stock issued for services as an employee.
(4)	Amount represents the fair market value of 45,000 shares of common stock issued for services as an employee.
(5)	Amount represents the fair market value of 95,000 shares of common stock issued for services as an employee.

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

Option Grants in Last Fiscal Year

During the years ended December 31, 2015 and 2014, we did not grant any options to our officers and directors.

ITEM 12.                      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information, to the best of our knowledge, about the beneficial ownership of our common stock on May 6, 2016 relating to the beneficial ownership of our common stock by those persons known to beneficially own more than 5% of our capital stock and by our directors and executive officers.  The percentage of beneficial ownership for the following table is based on 20,818,186 shares of common stock outstanding.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and does not necessarily indicate beneficial ownership for any other purpose. Under these rules, beneficial ownership includes those shares of common stock over which the stockholder has sole or shared voting or investment power. It also includes shares of common stock that the stockholder has a right to acquire within 60 days after May 6, 2016 pursuant to options, warrants, conversion privileges or other right. The percentage ownership of the outstanding common stock, however, is based on the assumption, expressly required by the rules of the Securities and Exchange Commission, that only the person or entity whose ownership is being reported has converted options or warrants into shares of our common stock.

Security Ownership of Management, Directors and Certain Beneficial Owners

Title of Class	Name of Beneficial Owner(1)	Number Of Shares	Percent Beneficially Owned
Common	Robertson James Orr – Sole Officer and Director(2)	776,327	3.7%
Common	Jim Burns & Lynn Burns JT TEN	1,110,000	5.3%
	All Directors, Officers and Principal Stockholders as a Group	1,886,327	9.0%
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

ITEM 14.                      PRINCIPAL ACCOUNTING FEES AND SERVICES

AUDIT FEES

Audit and Non-Audit Fees

The aggregate fees billed for professional services rendered by De Joya Griffith & Company, LLC, for the audit of our annual financial statements and review of the financial statements included in our Form 10-Q or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for fiscal years 2014 was $33,800.

In March 2015, we engaged Seale and Beers, CPAs to serve as the Registrant’s independent registered public accountants.  The aggregate fees billed for professional services rendered by Seale and Beers, CPAs for the audit of our annual financial statements for the fiscal year 2015 and 2014 was $30,000 and $15,000, respectively.

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

By: /s/ Robertson J. Orr
Robertson James Orr, President

Date: May 6, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Robertson J. Orr	Chairman of the Board of Directors,	May 6, 2016
Robertson James Orr	Chief Executive Officer (Principal Executive Officer)
and Principal Financial Officer

BOLLENTE COMPANIES INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

SEALE AND BEERS, CPAS
PCAOB Registered Auditors – www.sealebeers.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Bollente Companies, Inc.

We have audited the accompanying balance sheets of Bollente Companies, Inc. as of December 31, 2015 and 2014, and the related statements of income, stockholders’ equity (deficit), and cash flows for each of the years in the two-year period ended December 31, 2015.  Bollente Companies, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Bollente Companies, Inc. as of December 31, 2015 and 2014, and the related statements of income, stockholders’ equity (deficit), and cash flows for each of the years in the two-year period ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 2 to the financial statements, the Company has minimal revenues, has negative working capital at December 31, 2015, has incurred recurring losses and recurring negative cash flow from operating activities, and has an accumulated deficit which raises substantial doubt about its ability to continue as a going concern.  Management’s plans concerning these matters are also described in Note 2.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Seale and Beers, CPAs

Seale and Beers, CPAs
Las Vegas, Nevada
May 6, 2016

BOLLENTE COMPANIES, INC.
CONSOLIDATED BALANCE SHEETS
(audited)

	December 31,	December 31,
	2015	2014

ASSETS

Current assets:
Cash	$3,618	$40,446
Accounts receivable	72,533	54,477
Inventory	222,537	174,132
Prepaid expenses	205,886	30,399
Prepaid stock compensation	306,217	530,000
Total current assets	810,791	829,454

Fixed assets, net	5,885	8,768

Other assets:
Security deposits	1,500	1,500
Trademarks	8,083	825
Prepaid stock compensation - long term portion	-	16,667
Software	10,000	-
Website	21,160	40,693
Total other assets	40,743	59,685

Total assets	$857,419	$897,907

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$620,910	$338,651
Credit cards	15,971	2,387
Customer deposits	600	600
Accrued salaries - related party	26,040	15,278
Accrued payroll taxes	11,984	12,505
Notes payable - related party	600	128,637
Notes payable – related party, net of debt discount	195,000	-
Line of credit - related party	16,000	-
Accrued interest payable	4	4
Accrued interest payable - related party	4,316	-
Total current liabilities	891,425	498,062

Long-term liabilities:
Notes payable - related party	233,000	-
Total long-term liabilities	233,000	-

Total liabilities	1,124,425	498,062

Stockholders' equity:
Preferred stock, $0.001 par value, 10,000,000 shares
authorized, no shares issued and outstanding
as of December 31, 2015 and December 31, 2014, respectively	-	-
Common stock, $0.001 par value, 100,000,000 shares
authorized, 19,350,186 and 16,934,301 shares issued and outstanding
as of December 31, 2015 and December 31, 2014, respectively	19,351	16,935
Additional paid-in capital	16,763,822	13,725,353
Subscriptions payable	750,000	164,375
Accumulated deficit	(17,800,179)	(13,506,818)
Total stockholders' equity	(267,006)	399,845

Total liabilities and stockholders' equity	$857,419	$897,907

See accompanying notes to consolidated financial statements.

BOLLENTE COMPANIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(audited)

	For the year ended
	December 31,
	2015	2014

Revenue	$265,504	$238,912

Cost of goods sold	(342,999)	(440,330)

Gross profit	(77,495)	(201,418)

Operating expenses:
General and administrative	1,369,555	1,557,015
Executive compensation	266,500	208,850
Research and development	318,720	876,777
Professional fees	2,499,335	3,367,764

Total operating expenses	4,454,110	6,010,406

Other income(expenses):
Other income	277,969	7,182
Interest expense - related party	(39,394)	(9,085)
Interest expense	(322)	(205)
Loss on debt conversion	-	(825,000)
Other expenses	(9)	-

Total other income(expenses)	238,244	(827,108)

Net loss from continuing operations	(4,293,361)	(7,038,932)

Net loss from discontinued operations	-	(179,007)

Net loss	(4,293,361)	(7,217,939)

Basic earnings per share
Loss from continuing operations	$(0.23)	$(0.50)
Loss from discontinued operations	-	(0.01)

Net loss per common share - basic	$(0.23)	$(0.51)

Weighted average number of common shares	18,434,686	14,231,198
outstanding - basic

See accompanying notes to consolidated financial statements.

BOLLENTE COMPANIES, INC.
STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
(audited)

								Deficit
								Accumulated
					Additional			During	Total
	Preferred Shares		Common Shares		Paid-In	Subscriptions	Subscriptions	Development	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Receivable	Payable	Stage	Equity (Deficit)
Balance, December 31, 2013	-	$-	10,242,456	$10,243	$7,010,353	$-	$94,850	$(6,478,386)	$637,060

Spin-off of Nuvola, Inc.
November 24, 2014								189,507	189,507

December 31, 2014
Issuance for cash			2,817,999	2,818	2,815,181	-	75,000		2,892,999

December 31, 2014
Issuance for employment agreement			527,000	527	556,323		(14,850)		542,000

December 31, 2014
Issuance for consulting services			2,231,592	2,232	2,229,360		9,375		2,240,967

December 31, 2014
Issuance for debt conversion			1,115,250	1,115	1,114,135				1,115,250

December 31, 2014
Net loss								(7,217,939)	(7,217,939)

Balance, December 31, 2014	-	$-	16,934,297	$16,935	$13,725,353	$-	$164,375	$(13,506,818)	$399,845

December 31, 2015
Issuance for cash			1,474,500	1,475	1,473,026	-	85,000		1,559,500

December 31, 2015
Issuance for employment agreement			200,000	200	199,800		10,000		210,000

December 31, 2015
Issuance for consulting services			720,085	730	719,355		490,625		1,210,710

December 31, 2015
Issuance with note payable			10,000	10	9,990				10,000

December 31, 2015
Issuance for settlement of accounts payable			11,300	11	11,289				11,300

December 31, 2015
Proceeds from royalty payments					625,000				625,000

December 31, 2015
Net loss								(4,293,361)	(4,293,361)

Balance, December 31, 2015	-	$-	19,350,182	$19,351	$16,763,822	$-	$750,000	$(17,800,179)	$(267,006)

See accompanying notes to consolidated financial statements.

BOLLENTE COMPANIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(audited)

	For the year ended
	December 31,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(4,293,361)	$(7,217,939)
Less: Loss from discontinued operations	-	179,007

Loss from continuing operations	(4,293,361)	(7,038,932)
Adjustments to reconcile net loss from continuing operations to net cash used in operating activities from continuing operations:
Shares issued for services	1,210,710	980,967
Depreciation	4,049	3,282
Shares issued for employment agreement	210,000	409,500
Shares issued for prepaid stock compensation	240,450	2,079,034
Loss on debt conversion		825,000
Amortization of website costs	19,533	17,905
Accrued rent expense - related party line of credit	-	42,000
Amortization of debt discount	5,000	-
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(18,056)	(54,477)
(Increase) decrease in inventory	(48,405)	(174,132)
(Increase) decrease in prepaid expenses	(175,487)	(5,638)
(Increase) in other receivables	-	-
Increase in accounts payable	294,482	258,006
Increase in accounts payable - related party	(922)	3,876
Increase in credit card	13,583	2,387
Increase in customer deposits		600
Increase in accrued salaries - related party	10,762	4,409
Increase in accrued payroll taxes	(521)	614
Increase in accrued interest payable		4
Increase in accrued interest payable - related party	4,316	(1,599)

Net cash used in operating activities - continuing operations	(2,523,867)	(2,647,194)
Net cash used in operating activities - discontinued operations	-	(85,647)

Net cash used in operating activities	(2,523,867)	(2,732,841)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase trademarks	(7,258)	(275)
Purchase software	(10,000)
Purchase website costs	-	-
Purchase of fixed assets	(1,166)	(12,049)

Net cash used in investing activities - continuing operations	(18,424)	(12,324)

Net cash used in investing activities	(18,424)	(12,324)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from convertible notes payable
Proceeds from notes payable	200,000	17,000
Repayments from notes payable		(17,000)
Proceeds from notes payable - related party	233,150	152,687
Repayments of notes payable - related party	(128,187)	(254,000)
Proceeds from line of credit - related party	16,000	-
Repayments of line of credit - related party	-	(91,051)
Proceeds from sale of common stock, net of offering costs	1,559,500	2,887,999
Proceeds from royalty payments	625,000	-

Net cash provided by financing activities - continuing operations	2,505,463	2,695,635
Net cash provided by financing activities - discontinued operations	-	86,013

Net cash provided by financing activities	2,505,463	2,781,648

NET CHANGE IN CASH	(36,828)	36,483

CASH AT BEGINNING OF THE PERIOD	40,446	4,329

CASH AT END OF THE PERIOD	3,618	40,812

Less: CASH OF DISCONTINUED OPERATIONS AT END OF THE PERIOD	-	366

CASH OF CONTINUING OPERATIONS AT END OF THE PERIOD	$3,618	$40,446

SUPPLEMENTAL INFORMATION:
Interest paid	$20,000	$-
Income taxes paid	$-	$-

Non-cash investing and financing activities:
Shares issued as settlement of accounts payable	$441,128	$37,681
Shares issued for prepaid stock compensation	$654,600	$1,432,500
Shares issued to settle notes payable	$-	$290,250

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

Fair value of financial instruments
Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2015. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash and accounts payable. Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

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

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. As a result, the Company incurred accumulated net losses for the year ended December 31, 2015 of ($17,800,179).

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

NOTE 3 – INVENTORY

Inventories consist of the following at:

	December 31, 2015	December 31, 2014

Raw materials	$42,061	$174,132
Finished goods	180,476	-

Total	$222,537	$174,132

NOTE 4 – WEBSITE

Website consists of the following at:

	December 31, 2015	December 31, 2014

Website	$58,598	$58,598

Less: Accumulated amortization	(37,438)	(17,905)

Website, net	$21,160	$40,693

Amortization expense from continuing operations for the years ended December 31, 2015 and 2014 was $19,533 and $17,905, respectively.

BOLLENTE COMPANIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(AUDITED)

NOTE 5 – NOTES PAYABLE – RELATED PARTY

Notes payable consist of the following at:

	December 31, 2015	December 31, 2014

Note payable to an officer, director and shareholder, unsecured, 0% interest, due upon demand	$600	$450

Note payable from a shareholder, secured, 12% interest, due June 2016	195,000	-

Note payable to a related entity, unsecured, 0% interest, due upon demand	-	128,187

Notes Payable – Current	$195,600	$128,637

	December 31, 2015	December 31, 2014
Note payable from a shareholder, secured, 12% interest, due March 2017	$200,000	$-

Note payable, to an officer, director and shareholder, secured, 5% interest, due April 2017	33,000	-

Notes payable – Long Term	$233,000	$-

Interest expense from continuing operations for the years ended December 31, 2015 and 2014 was $39,716 and $9,290, respectively.

NOTE 6 – ROYALTY PAYMENTS

During the year ended December 31, 2015, the Company has agreed to allow accredited investors the ability to receive a royalty on products sold in an effort to fund its distribution and marketing advances internationally by purchasing units.  Each unit represents 0.625% royalty interest in the Gross Margin of product sold by Bollente International, Inc., costing $25,000 per unit.   As of December 31, 2015, twenty-five units have been sold totaling $625,000.  This amount is included in additional paid in capital since there is no obligation to repay the funds.

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

BOLLENTE COMPANIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(AUDITED)

On August 19, 2015, the Company issued 136,000 shares of common stock for cash received of $136,000,of which $50,000 of the funds were received as of June 30, 2015 and recorded as stock payable.

On August 19, 2015, the Company issued 30,085 shares of common stock for services totaling $30,085.  The shares were valued according to the fair value of the common stock, based on recent sales in a PPM at $1.00 and not based on the stock price on the market at the time which ranged from $2.53 to $3.71.

On August 19, 2015, the Company issued 10,000 shares of common stock owed to an employee of the Company as part of their employment agreement totaling $10,000.  The shares were valued according to the fair value of the common stock, based on recent sales in a PPM at $1.00 and not based on the stock price on the market at the time which ranged from $2.53 to $3.71.

In October 1, 2015, the Company issued 25,000 shares of common stock for cash totaling $25,000 which was received as of September 30, 2015 and recorded as stock payable.

On October 1, 2015, the Company issued 100,000 shares of common stock for services totaling $100,000,of which $12,500 was expensed as of September 30, 2015 and recorded as stock payable.

On October 1, 2015, the Company issued 30,000 shares of common stock earned by the President of the Company as part of their employment agreement totaling $30,000.  This was expensed as of September 30, 2015 and recorded as stock payable.

On October 28, 2015, the Company issued 10,000 shares of common stock as commission totaling $10,000.  The shares were valued according to the fair value of the common stock, based on recent sales in a PPM at $1.00 and not based on the stock price on the market at the time which ranged from $2.53 to $3.71.

On October 28, 2015, the Company issued 73,000 shares of common stock for services totaling $73,000.  The shares were valued according to the fair value of the common stock, based on recent sales in a PPM at $1.00 and not based on the stock price on the market at the time which ranged from $2.53 to $3.71.

On November 23, 2015, the Company sold 50,000 shares of common stock to an investor for cash totaling $50,000 and are recorded to stock payable.  The shares were issued on February 10, 2016.

On November 30, 2015, the Company recorded a stock payable totaling $30,000 for 30,000 shares of common stock earned by the President of the Company as part of their employment agreement.  The shares were valued according to the fair value of the common stock, based on recent sales in a PPM at $1.00 and not based on the stock price on the market at the time which ranged from $2.53 to $3.71.  The shares were issued on February 2, 2016.

On December 3, 2015, the Company sold 10,000 shares of common stock to an investor for cash totaling $10,000 and are recorded to stock payable.  The shares were issued on February 10, 2016.

On December 31, 2015, the Company recorded a stock payable totaling $10,000 for 10,000 shares of common stock earned by the President of the Company as part of their employment agreement.  The shares were valued according to the fair value of the common stock, based on recent sales in a PPM at $1.00 and not based on the stock price on the market at the time which ranged from $2.53 to $3.71.  As of the date of this filing, the shares have not been issued.

On December 31, 2015, the Company recorded a stock payable totaling $500,000 for 500,000 shares of common stock earned by a consultant.  The shares were valued according to the fair value of the common stock, based on recent sales in a PPM at $1.00 and not based on the stock price on the market at the time which ranged from $2.53 to $3.71.  The shares were issued on February 2, 2016.

BOLLENTE COMPANIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(AUDITED)

NOTE 9 – PREPAID STOCK COMPENSATION

During the year ended December 31, 2015, the Company issued a total of 654,600 shares of common stock as part of six consulting agreements totaling $654,600.  The shares were valued according to the fair value of the common stock, based on recent sales in a PPM at $1.00 and not based on the stock price on the market at the time which ranged from $2.53 to $3.71.  The value of the shares was recorded as prepaid expense and is being amortized over one year which is the related service period of the agreement.

For the year ended December 31, 2015, the Company expensed $1,001,508 as professional fees with a remaining prepaid expense amount totaling $306,217 at December 31, 2015.

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

Rent expense for the year ended December 31, 2015 and 2014 was $85,877 and $61,545, respectively.

NOTE 11 – SUBSEQUENT EVENTS

On February 2, 2016, the Company issued 130,000 shares of common stock for cash received of $130,000.

On February 2, 2016, the Company issued 930,000 shares of common stock for services totaling $930,000.

On February 10, 2016, the Company issued 60,000 shares of common stock for cash received of $60,000.

On February 10, 2016, the Company issued 45,000 shares of common stock for services totaling $45,000.

On February 22, 2016, the Company issued 303,000 shares of common stock for services totaling $303,000.