Form 10-Q
period 2016-03-31
Bollente Companies Inc.
filed 2016-06-06
CIK 1429393

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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
Yes ☐     No ☒

The number of shares of Common Stock, $0.001 par value, outstanding on June 2, 2016, was 20,818,186 shares.

BOLLENTE COMPANIES INC.
QUARTERLY PERIOD ENDED MARCH 31, 2016

PART I – FINANCIAL INFORMATION

Item 1.                                Financial Statements

BOLLENTE COMPANIES, INC.
CONSOLIDATED BALANCE SHEETS
(unaudited)

	March 31,	December 31,
	2016	2015

ASSETS

Current assets:
Cash	$1,589	$3,618
Accounts receivable	90,025	72,533
Inventory	134,312	222,537
Prepaid expenses	189,183	205,886
Prepaid stock compensation	219,375	306,217
Total current assets	634,484	810,791

Fixed assets, net	4,783	5,885

Other assets:
Security deposits	1,500	1,500
Trademarks	10,464	8,083
Prepaid stock compensation - long term portion	63,889	-
Software	10,000	10,000
Website	16,277	21,160
Total other assets	102,130	40,743

Total assets	$741,397	$857,419

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
Accounts payable	$605,614	$620,910
Credit cards	24,707	15,971
Customer deposits	600	600
Accrued salaries - related party	50,476	26,040
Accrued payroll taxes	13,419	11,984
Notes payable - related party	600	600
Notes payable - related party, net of debt discount	197,500	195,000
Line of credit - related party	17,500	16,000
Accrued interest payable	4	4
Accrued interest payable - related party	2,819	4,316
Total current liabilities	913,239	891,425

Long-term liabilities:
Notes payable - related party	233,000	233,000
Total long-term liabilities	233,000	233,000

Total liabilities	1,146,239	1,124,425

Stockholders' equity (deficit):
Preferred stock, $0.001 par value, 10,000,000 shares
authorized, no shares issued and outstanding
as of March 31, 2016 and December 31, 2015, respectively	-	-
Common stock, $0.001 par value, 100,000,000 shares
authorized, 20,818,186 and 19,350,182 shares issued and outstanding
as of March 31, 2016 and December 31, 2015, respectively	20,819	19,351
Additional paid-in capital	18,255,354	16,763,822
Subscriptions payable	180,000	750,000
Accumulated deficit	(18,861,015)	(17,800,179)
Total stockholders' equity (deficit)	(404,842)	(267,006)

Total liabilities and stockholders' equity (deficit)	$741,397	$857,419

See accompanying notes to consolidated financial statements.

BOLLENTE COMPANIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	For the three months ended
	March 31,
	2016	2015

Revenue	$115,524	$60,904

Cost of goods sold	(99,143)	(77,933)

Gross profit	16,381	(17,029)

Operating expenses:
General and administrative	445,354	317,600
Executive compensation	48,750	108,750
Research and development	931	124,758
Professional fees	566,106	443,805

Total operating expenses	1,061,141	994,913

Other income(expenses):
Other income	193	-
Interest expense - related party	(15,503)	(1,966)
Interest expense	(766)	-

Total other income(expenses)	(16,076)	(1,966)

Net loss	$(1,060,836)	$(1,013,908)

Net loss per common share - basic	$(0.05)	$(0.06)

Weighted average number of common shares	20,229,284	17,236,321
outstanding - basic

See accompanying notes to consolidated financial statements.

BOLLENTE COMPANIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	For the three months ended
	March 31,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,060,836)	$(1,013,908)
Adjustments to reconcile net loss from continuing operations to net cash used in operating activities from continuing operations:
Shares issued for services	463,000	204,600
Depreciation	1,102	1,004
Shares issued for employment agreement	280,000	130,000
Shares issued for prepaid stock compensation	22,953	53,875
Amortization of website costs	4,883	4,883
Amortization of debt discount	2,500	-
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(17,492)	(11,336)
(Increase) decrease in inventory	88,225	68,703
(Increase) decrease in prepaid expenses	16,703	16,370
(Increase) in other receivables	-	(17,173)
Increase in accounts payable	(18,745)	(9,300)
Increase in accounts payable - related party	3,449	-
Increase in credit card	8,736	6,841
Increase in accrued salaries	-	2,074
Increase in accrued salaries - related party	24,436	15,615
Increase in accrued payroll taxes	1,435	53
Increase in accrued interest payable - related party	(1,497)	1,907

Net cash used in operating activities	(181,148)	(545,792)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase trademarks	(2,381)	-

Net cash used in investing activities	(2,381)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable	-	200,000
Repayments from notes payable	-	(10,050)
Proceeds from line of credit - related party	12,000	-
Repayments of line of credit - related party	(10,500)	-
Proceeds from sale of common stock, net of offering costs	155,000	325,000
Proceeds from royalty payments	25,000	-

Net cash provided by financing activities	181,500	514,950

NET CHANGE IN CASH	(2,029)	(30,842)

CASH AT BEGINNING OF THE PERIOD	3,618	40,446

CASH AT END OF THE PERIOD	$1,589	$9,604

SUPPLEMENTAL INFORMATION:
Interest paid	$14,500	$-

Non-cash investing and financing activities:
Shares issued for prepaid stock compensation	$100,000	$164,600

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

These statements reflect all adjustments, consisting of normal recurring adjustments, which in the opinion of management, are necessary for a fair presentation of the information contained therein. It is suggested that these interim financial statements be read in conjunction with the financial statements of the Company for the years ended December 31, 2015 and 2014 and notes thereto included in the Company’s 10-K annual report. The Company follows the same accounting policies in the preparation of interim reports.

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

Fair value of financial instruments
Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of March 31, 2016. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash and accounts payable. Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

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

BOLLENTE COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. As a result, the Company incurred accumulated net losses for the three months ended March 31, 2016 of ($18,861,015). In addition, the Company’s development activities since inception have been financially sustained through debt and equity financing.

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

NOTE 3 – INVENTORY

Inventories consist of the following at:

	March 31, 2016	December 31, 2015

Raw materials	$42,061	$42,061
Finished goods	92,251	180,476

Total	$134,312	$222,537

BOLLENTE COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 4 – WEBSITE

Website consists of the following at:

	March 31, 2016	December 31, 2015

Website	$58,598	$58,598

Less: Accumulated amortization	(42,321)	(37,438)

Website, net	$16,277	$21,160

Amortization expense for the three months ended March 31, 2016 and 2015 was $4,883 and $4,883, respectively.

NOTE 5 – NOTES PAYABLE – RELATED PARTY

Notes payable consist of the following at:

	March 31, 2016	December 31, 2015

Note payable to an officer, director and shareholder, unsecured, 0% interest, due upon demand	$600	$600

Note payable from a shareholder, secured, 12% interest, due June 2016	197,500	195,000

Notes Payable – Current	$198,100	$195,600

	March 31, 2016	December 31, 2015
Note payable from a shareholder, secured, 12% interest, due March 2017	$200,000	$200,000

Note payable, to an officer, director and shareholder, secured, 5% interest, due April 2017	33,000	33,000

Notes payable – Long Term	$233,000	$233,000

Interest expense from continuing operations for the three months ended March 31, 2016 and 2015 was $16,076 and $1,966, respectively.

BOLLENTE COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 6 – ROYALTY PAYMENTS

The  Company has agreed to allow accredited investors the ability to receive a royalty on products sold in an effort to fund its distribution and marketing advances internationally by purchasing units.  Each unit represents 0.625% royalty interest in the Gross Margin of product sold by Bollente International, Inc., costing $25,000 per unit.   As of March 31, 2016, twenty-six units have been sold totaling $650,000.  This amount is included in additional paid in capital since there is no obligation to repay the funds.

NOTE 7 – STOCKHOLDERS’ EQUITY

The Company is authorized to issue 10,000,000 shares of it $0.001 par value preferred stock and 100,000,000 shares of its $0.001 par value common stock.

On Feburary 2, 2016, the Company issued 120,000 shares of common stock for cash received of $120,000, of which $100,000 of the funds were received as of December 31, 2015 and recorded as stock payable.

On Feburary 2, 2016, the Company issued 690,000 shares of common stock for services performed of $690,000, of which $530,000 was expensed as of December 31, 2015 and recorded as stock payable.

On February 2, 2016, the Company issued 250,000 shares of common stock owed to an employee of the Company as a bonus totaling $250,000.

On Feburary 10, 2016, the Company issued 105,000 shares of common stock for cash received of $105,000, of which $60,000 of the funds were received as of December 31, 2015 and recorded as stock payable.

On February 22, 2016, the Company issued 303,000 shares of common stock for services totaling $303,000.

In March 2016, the Company sold 90,000 shares of common stock to three investors for cash totaling $90,000 and are recorded to stock payable.  As of the date of this filing, the shares have not been issued.

On March 31, 2016, the Company recorded a stock payable totaling $30,000 for 30,000 shares of common stock earned by the President of the Company as part of their employment agreement.  As of the date of this filing, the shares have not been issued.

BOLLENTE COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 9 – PREPAID STOCK COMPENSATION

During the three month ended March 31, 2016, the Company issued a total of 100,000 shares of common stock as part of a consulting agreement totaling $100,000.   The value of the shares was recorded as prepaid expense and is being amortized over three years which is the related service period of the agreement.

For the three months ended March 31, 2016, the Company expensed $222,953 as professional fees with a remaining prepaid expense amount totaling $283,264 at March 31, 2016.

NOTE 10 – AGREEMENTS

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

Rent expense for the three months ended March 31, 2016 and 2015 was $20,400 and $24,677, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This Quarterly Report on Form 10-Q contains forward-looking statements. Any statements contained herein that are not historical fact may deemed to be forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The words “believes,” “anticipates,” “plans,” “expects,” “intends,” and similar expressions identify some of the forward-looking statements. Forward-looking statements are not guarantees of performance or future results and involve risks, uncertainties and assumptions. These statements include, among other things, statements regarding:

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

Our trutankless® water heaters were officially launched in the first quarter of 2014 and is sold throughout the wholesale plumbing distribution channel. We began generating revenue in the first quarter of 2014. As of the fiscal year ended December 31, 2014, we generated $238,912 in revenue. As of the fiscal year ended December 31, 2015, we generated $265,504 in revenue. As of the three months ended March 31, 2016, we generated $115,524 in revenue.

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

RESULTS OF OPERATIONS

Results of Operations for the three months ended March 31, 2016 compared with the three months ended March 31, 2015.

Revenues

In the three months ended March 31, 2016, we generated $115,524 in revenues, as compared to $60,904 in revenues in the prior year. The $54,620, or 89%, increase for the three months ended March 31, 2016 was due to higher volumes of units sold.

Cost of Goods

In the three months ended March 31, 2016, cost of goods was $99,143, as compared to $77,933 in the three months ended March 31, 2015. The $21,210, or 27%, increase in cost of goods for the three months ended March 31, 2016 was primarily attributable to the increase in sales of units.

Gross Profit

Our gross profit increased $33,410, or approximately 196%, to $16,381 for the three months ended March 31, 2016 from ($17,029) for the three months ended March 31, 2015. This increase in gross profit was primarily attributable to a substantial decrease in cost of products sold.

Expenses

Operating expenses totaled $1,061,141 during the three months ended March 31, 2016 as compared to $994,313 in the prior year. In the three month period ended March 31, 2016, our expenses primarily consisted of General and Administrative of $445,354, Executive Compensation of $48,750, Research and Development of $931, and Professional fees of $566,106.

General and administrative fees increased $127,754, or approximately 40% to $445,354 for the three months ended March 31, 2016 from $317,600 for the three months ended March 31, 2015.  This increase was primarily due to an increase in wages and marketing.

Executive Compensation decreased $60,000, or approximately 55% to $48,750 for the three months ended March 31, 2016 from $108,750 for the three months ended March 31, 2015.  Executive Compensation decreased due to a decrease in cash and stock based compensation to the President of the Company.

Research and development decreased $123,827, or approximately 99% to $931 for the three months ended March 31, 2016 from $124,758 for the three months ended March 31, 2015.  This decrease is attributed primarily to the Company spending less towards developing its technology.

Professional fees increased $122,301, or approximately 28% to $566,106 for the three months ended March 31, 2016 from $443,805 for the three months ended March 31, 2015.  Professional fees increased due to an increase in consulting fee associated with business development.

Other Expenses

Interest expense – related party increased $13,537 to $15,503 in the three months ended March 31, 2016 from $1,966 in the three months ended March 31, 2015. The increase was the result of an increase in notes payable – related party with interest accruals.

Interest expense increased $766 to $766 in the three months ended March 31, 2016 from $0 in the three months ended March 31, 2015. The increase was the result of an increase in interest accruals from note payables.

Net Loss

In the three months ended March 31, 2016, we generated a net loss of $1,060,836, an increase of $46,928 from $1,013,908 for the three months ended March 31, 2015. This increase was attributable to a higher volume of units sold and increased consulting fee associated with business development.

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

Liquidity and Capital Resources

At March 31, 2016, we had an accumulated deficit of $18,861,015. Primarily because of our history of operating losses and our recording of note payables, we have a working capital deficiency of $278,755 at March 31, 2016. Losses have been funded primarily through issuance of common stock and borrowings from our stockholders and third-party debt. As of March 31, 2016, we had $1,589 in cash, $90,025 in accounts receivable, $134,312 in inventory, $189,183 in prepaid expenses and $219,375 in prepaid stock compensation. We used net cash in operating activities of $181,148 for the three months ended March 31, 2016.

Debt Financing

The Company has agreed to allow accredited investors the ability to receive a royalty on products sold in an effort to fund its distribution and marketing advances internationally by purchasing units.  Each unit represents 0.625% royalty interest in the Gross Margin of product sold by Bollente International, Inc., costing $25,000 per unit.  As of March 31, 2016, 26 units have been sold totaling $650,000.

Cash Flows from Operating, Investing and Financing Activites

The following table provides detailed information about our net cash flow for all financial statement periods presented in this Quarterly Report. To date, we have financed our operations through the issuance of stock and borrowings.

The following table sets forth a summary of our cash flows for the three months ended March 31, 2016 and 2015:

	Three months ended March 31,
	2016	2015
Net cash used in operating activities	$(181,148)	$(545,792)
Net cash used in investing activities	(2,381)	-
Net cash provided by financing activities	181,500	514,950
Net increase/(decrease) in Cash	(2,029)	(30,842)
Cash, beginning	3,618	40,446
Cash, ending	$1,589	$9,604

Operating activities - Net cash used in operating activities was $181,148 for the three months ended March 31, 2016, as compared to $545,792 used in operating activities for the same period in 2015. The decrease in net cash used in operating activities was primarily due to a higher volume of units sold and decrease in research and development and consulting contract cost.

Investing activities - Net cash used in investing activities was $2,381 for the three months ended March 31, 2016, as compared to $0 used in investing activities for the same period in 2015. The increase in net cash used in investing activities was primarily due to a purchase of trademarks.

Financing activities - Net cash provided by financing activities for the three months ended March 31, 2016 was $181,500, as compared to $514,950 for the same period of 2015. The decrease of net cash provided by financing activities was mainly attributable to less financing from notes payable.

Ongoing Funding Requirements

As of March 31, 2016, we continue to use traditional and/or debt financing to provide the capital we need to run the business. It is possible that we may need additional funding to enable us to fund our operating expenses and capital expenditures requirements.

Until such time, if ever, as we can generate substantial product revenues, we intend to finance our cash needs through a combination of equity offerings, debt financings, collaborations, strategic alliances and licensing arrangements. There can be no assurance that any of those sources of funding will be available when needed on acceptable terms or at all. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interests of existing stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of existing stockholders. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise funds through collaborations, strategic alliances or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or to grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings or relationships with third parties when needed or on acceptable terms, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts; abandon our business strategy of growth through acquisitions; or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.

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

Item 1A. Risk Factors

The risk factors listed in our 2015 Form 10-K, filed with the Securities Exchange Commission on May 9, 2016, are hereby incorporated by reference.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On Feburary 2, 2016, the Company issued 120,000 shares of common stock for cash received of $120,000, of which $100,000 of the funds were received as of December 31, 2015 and recorded as stock payable.

On Feburary 2, 2016, the Company issued 690,000 shares of common stock for services performed of $690,000, of which $530,000 was expensed as of December 31, 2015 and recorded as stock payable.

On February 2, 2016, the Company issued 250,000 shares of common stock owed to an employee of the Company as a bonus totaling $250,000.

On Feburary 10, 2016, the Company issued 105,000 shares of common stock for cash received of $105,000, of which $60,000 of the funds were received as of December 31, 2015 and recorded as stock payable.

On February 22, 2016, the Company issued 303,000 shares of common stock for services totaling $303,000.

In March 2016, the Company sold 90,000 shares of common stock to three investors for cash totaling $90,000 and are recorded to stock payable.  As of the date of this filing, the shares have not been issued.

On March 31, 2016, the Company recorded a stock payable totaling $30,000 for 30,000 shares of common stock earned by the President of the Company as part of their employment agreementAs of the date of this filing, the shares have not been issued.

During the three month ended March 31, 2016, the Company issued a total of 100,000 shares of common stock as part of a consulting agreement totaling $100,000.   The value of the shares was recorded as prepaid expense and is being amortized over three years which is the related service period of the agreement.

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

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities from the time of our inception on March 7, 2008 through the period ended March 31, 2016.

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

Date: June 6, 2016