Form 10-Q
period 2016-06-30
Bollente Companies Inc.
filed 2016-08-22
CIK 1429393

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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
Yes ☐     No ☒

The number of shares of Common Stock, $0.001 par value, outstanding on August 22, 2016, was 21,478,186 shares.

BOLLENTE COMPANIES INC.
QUARTERLY PERIOD ENDED JUNE 30, 2016

PART I – FINANCIAL INFORMATION

Item 1.                                Financial Statements

BOLLENTE COMPANIES, INC.
CONSOLIDATED BALANCE SHEETS
(unaudited)

	June 30,	December 31,
	2016	2015

ASSETS

Current assets:
Cash	$1,790	$3,618
Accounts receivable	38,145	72,533
Inventory	93,633	222,537
Prepaid expenses	191,056	205,886
Prepaid stock compensation	110,833	306,217
Total current assets	435,457	810,791

Fixed assets, net	3,682	5,885

Other assets:
Security deposits	1,500	1,500
Trademarks	10,464	8,083
Prepaid stock compensation - long term portion	55,556	-
Software	8,333	10,000
Website	11,394	21,160
Total other assets	87,247	40,743

Total assets	$526,386	$857,419

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
Accounts payable	$544,430	$620,910
Credit cards	23,429	15,971
Customer deposits	600	600
Accrued salaries	17,886	-
Accrued salaries - related party	58,779	26,040
Accrued payroll taxes	14,738	11,984
Notes payable - related party	230,600	600
Notes payable - related party, net of debt discount	180,000	195,000
Line of credit - related party	17,000	16,000
Accrued interest payable	4	4
Accrued interest payable - related party	6,334	4,316
Total current liabilities	1,093,800	891,425

Long-term liabilities:
Notes payable - related party	-	233,000
Convertible notes payable - related party	98,695	-
Total long-term liabilities	98,695	233,000

Total liabilities	1,192,495	1,124,425

Stockholders' equity (deficit):
Preferred stock, $0.001 par value, 10,000,000 shares
authorized, no shares issued and outstanding
as of June 30, 2016 and December 31, 2015, respectively	-	-
Common stock, $0.001 par value, 100,000,000 shares
authorized, 21,478,186 and 19,350,182 shares issued and outstanding
as of June 30, 2016 and December 31, 2015, respectively	21,478	19,351
Additional paid-in capital	18,951,514	16,763,822
Subscriptions payable	10,000	750,000
Accumulated deficit	(19,649,101)	(17,800,179)
Total stockholders' equity (deficit)	(666,109)	(267,006)

Total liabilities and stockholders' equity (deficit)	$526,386	$857,419

See accompanying notes to consolidated financial statements.

BOLLENTE COMPANIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	For the three months ended		For the six months ended
	June 30,		June 30,
	2016	2015	2016	2015

Revenue	$66,278	$51,803	$181,802	$112,707

Cost of goods sold	(52,332)	(84,532)	(151,475)	(163,465)

Gross profit	13,946	(32,729)	30,327	(50,758)

Operating expenses:
General and administrative	390,466	417,061	835,820	734,661
Executive compensation	17,250	52,650	66,000	161,400
Research and development	1,618	147,037	2,549	271,795
Professional fees	388,628	708,887	954,734	1,152,692

Total operating expenses	797,962	1,325,635	1,859,103	2,320,548

Other income(expenses):
Other income	11,993	2,047	12,186	2,047
Interest expense - related party	(15,779)	(6,181)	(31,282)	(8,147)
Interest expense	(284)	(121)	(1,050)	(121)
Other expenses	-	(9)	-	(9)

Total other expenses	(4,070)	(4,264)	(20,146)	(6,230)

Net loss	$(788,086)	$(1,362,628)	$(1,848,922)	$(2,377,536)

Net loss per common share - basic	$(0.04)	$(0.08)	$(0.09)	$(0.14)

Weighted average number of common shares	20,832,691	17,046,911	20,529,339	17,685,036
outstanding - basic

See accompanying notes to consolidated financial statements.

BOLLENTE COMPANIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	For the six months ended
	June 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,848,922)	$(2,377,536)
Adjustments to reconcile net loss from continuing operations to net cash used in operating activities from continuing operations:
Shares issued for services	688,000	517,000
Depreciation	2,203	2,009
Shares issued for employment agreement	380,000	160,000
Shares issued for prepaid stock compensation	139,828	213,150
Amortization of website costs and software	11,433	9,766
Amortization of debt discount	5,515	-
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	34,388	13,602
(Increase) decrease in inventory	128,905	25,316
(Increase) decrease in prepaid expenses	14,830	13,945
(Increase) in other receivables	-	-
Increase in accounts payable	(77,455)	(7,721)
Increase in accounts payable - related party	973	(12,524)
Increase in credit card	7,458	6,221
Increase in accrued salaries	17,886	-
Increase in accrued salaries - related party	32,739	5,803
Increase in accrued payroll taxes	2,754	(521)
Increase in accrued interest payable - related party	2,018	88

Net cash used in operating activities	(457,447)	(1,431,402)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase trademarks	(2,381)	(3,250)

Net cash used in investing activities	(2,381)	(3,250)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from convertible notes payable – related party	110,000	-
Proceeds from notes payable	-	200,000
Proceeds from notes payable - related party	75,000	233,000
Repayments of notes payable - related party	(78,000)	(34,200)
Proceeds from line of credit - related party	24,000	-
Repayments of line of credit - related party	(23,000)	-
Proceeds from sale of common stock, net of offering costs	300,000	1,232,250
Proceeds from royalty payments	50,000	-

Net cash provided by financing activities	458,000	1,631,050

NET CHANGE IN CASH	(1,828)	196,398

CASH AT BEGINNING OF THE PERIOD	3,618	40,446

CASH AT END OF THE PERIOD	$1,790	$236,844

SUPPLEMENTAL INFORMATION:
Interest paid	$23,750	$-

Non-cash investing and financing activities:
Shares issued for prepaid stock compensation	$100,000	$164,600

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

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. As a result, the Company incurred accumulated net losses for the six months ended June 30, 2016 of ($19,649,101). In addition, the Company’s development activities since inception have been financially sustained through debt and equity financing.

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

NOTE 3 – INVENTORY

Inventories consist of the following at:

	June 30, 2016	December 31, 2015

Raw materials	$42,061	$42,061
Finished goods	51,572	180,476

Total	$93,632	$222,537

BOLLENTE COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 4 – WEBSITE

Website consists of the following at:

	June 30, 2016	December 31, 2015

Website	$58,598	$58,598

Less: Accumulated amortization	(47,204)	(37,438)

Website, net	$11,394	$21,160

Amortization expense for the six months ended June 30, 2016 and 2015 was $9,766 and $9,766, respectively.

NOTE 5 – NOTES PAYABLE – RELATED PARTY

Notes payable consist of the following at:

	June 30, 2016	December 31, 2015

Note payable to an officer, director and shareholder, unsecured, 0% interest, due upon demand	$600	$600

Note payable from a shareholder, secured, 12% interest, due May 2017	72,000	-

Note payable from a shareholder, secured, 12% interest, due March 2017	125,000	-

Note payable, to an officer, director and shareholder, secured, 5% interest, due April 2017	33,000	-

Note payable from a shareholder, secured, 12% interest, due June 2017	180,000	195,000

Notes Payable – Current	$410,600	$195,600

BOLLENTE COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	June 30, 2016	December 31, 2015
Note payable from a shareholder, secured, 12% interest, due March 2017	$-	$200,000

Note payable, to an officer, director and shareholder, secured, 5% interest, due April 2017	-	33,000

Notes payable – Long Term	$-	$233,000

Convertible notes payable, net of debt discount consist of the following:

	June 30, 2016	December 31, 2015
Note payable from a shareholder, secured, 12% interest, due May 2018	$8,997	$-

Note payable from a shareholder, secured, 12% interest, due May 2018	44,827	-

Note payable from a shareholder, secured, 12% interest, due June 2018	44,871	-

Convertible notes payable – Related Party – Long Term	$98,695	$-

Interest expense for the six months ended June 30, 2016 and 2015 was $32,332 and $8,268, respectively.

Issuance of Warrants

As of June 30, 2016, we issued warrants to purchase 110,000 shares of the Company’s common stock at an exercise price of $1.50 per share to three accredited investors in connection with 12% secured convertible promissory note financing. The warrants are exercisable at any time until five (5) years after the closing date. On August 2, 2016, the Company reduced the warrant exercise price of the warrant holders’ warrants from $1.50 to $1.00 per share. The warrants were issued pursuant to the exemption from registration afforded by Section 4(2) of the Securities Act of 1933 as a transaction by an issuer not involving any public offering.

BOLLENTE COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 6 – ROYALTY PAYMENTS

The  Company has agreed to allow accredited investors the ability to receive a royalty on products sold in an effort to fund its distribution and marketing advances internationally by purchasing units.  Each unit represents 0.625% royalty interest in the Gross Margin of product sold by Bollente International, Inc., costing $25,000 per unit.   As of June 30, 2016, twenty-six units have been sold totaling $675,000.  This amount is included in additional paid in capital since there is no obligation to repay the funds.

NOTE 7 – STOCKHOLDERS’ EQUITY

The Company is authorized to issue 10,000,000 shares of it $0.001 par value preferred stock and 100,000,000 shares of its $0.001 par value common stock.

On June 29, 2016, the Company issued 285,000 shares of common stock for cash received of $285,000, of which $140,000 of the funds were received as of March 31, 2016 and recorded as stock payable.

On June 29, 2016, the Company issued 30,000 shares of common stock of $30,000 earned by the President of the Company as part of their employment agreement, of which $30,000 was expensed as of March 31, 2016 and recorded as stock payable.

On June 29, 2016, the Company issued 20,000 shares of common stock for related to a note payable totaling $20,000.

On June 29, 2016, the Company issued 150,000 shares of common stock as a bonus to two consultants totaling $150,000.

On June 29, 2016, the Company issued 100,000 shares of common stock owed to an employee of the Company as a bonus totaling $100,000.

NOTE 8 – PREPAID STOCK COMPENSATION

During the six month ended June 30, 2016, the Company issued a total of 100,000 shares of common stock as part of a consulting agreement totaling $100,000.   The value of the shares was recorded as prepaid expense and is being amortized over three years which is the related service period of the agreement.

For the six months ended June 30, 2016, the Company expensed $339,828 as professional fees with a remaining prepaid stock compensation amount totaling $166,389 at June 30, 2016.

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

Rent expense for the six months ended June 30, 2016 and 2015 was $40,800 and $45,077, respectively.

NOTE 10 – SUBSEQUENT EVENTS

In August 2016, the Company sold 25,000 shares of common stock to an investor for cash totaling $25,000 and is recorded to stock payable.  As of the date of this filing, the shares have not been issued and are recorded to stock payable.

On August 2, 2016, the Company executed a convertible promissory note with a related party for up to $1,000,000.  The secured note bears interest at 12% per annum and is due in 120 days after delivery of Notice of Payment or August 1, 2018.  This note is convertible at $0.25 per share and can be converted on or before the maturity date.  As of the date of this filing, $350,00 has been received.

Issuance of Warrants

On August 2, 2016, we issued warrants to purchase 1,000,000 shares of the Company’s common stock at an exercise price of $1.00 per share to one accredited investor in connection with loan agreement and security agreement dated August 2, 2016. The warrants are exercisable in whole or in part at any time or from time to time on or after August 2, 2016 and until August 1, 2021. The warrants were issued pursuant to the exemption from registration afforded by Section 4(2) of the Securities Act of 1933 as a transaction by an issuer not involving any public offering.

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

Our trutankless® water heaters were officially launched in the first quarter of 2014 and is sold throughout the wholesale plumbing distribution channel. We began generating revenue in the first quarter of 2014. As of the fiscal year ended December 31, 2014, we generated $238,912 in revenue. As of the fiscal year ended December 31, 2015, we generated $265,504 in revenue. As of the three months ended June 30, 2016, we generated $66,278 in revenue.

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

RESULTS OF OPERATIONS

Results of Operations for the three months ended June 30, 2016 compared with the three months ended June 30, 2015.

Revenues

In the three months ended June 30, 2016, we generated $66,278 in revenues, as compared to $51,803 in revenues in the prior year. The $14,475, or 28%, increase for the three months ended June 30, 2016 was due to higher volumes of units sold.

Cost of Goods

In the three months ended June 30, 2016, cost of goods was $52,332, as compared to $84,532 in the three months ended June 30, 2015. The $32,200, or 38%, decrease in cost of goods for the three months ended June 30, 2016 was primarily attributable to a decrease in cost of products.

Gross Profit

Our gross profit increased $46,675, or approximately 143%, to $13,946 for the three months ended June 30, 2016 from ($32,729) for the three months ended June 30, 2015. This increase in gross profit was primarily attributable to a substantial decrease in cost of products sold.

Expenses

Operating expenses totaled $797,962 during the three months ended June 30, 2016 as compared to $1,325,635 in the prior year. In the three month period ended June 30, 2016, our expenses primarily consisted of General and Administrative of $390,466, Executive Compensation of $17,250, Research and Development of $1,618, and Professional fees of $388,628.

General and administrative fees decreased $26,595, or approximately 6% to $390,466 for the three months ended June 30, 2016 from $417,061 for the three months ended June 30, 2015.  This decrease was primarily due to a decrease in wages and marketing.

Executive Compensation decreased $35,400, or approximately 67% to $17,250 for the three months ended June 30, 2016 from $52,650 for the three months ended June 30, 2015.  Executive Compensation decreased due to a decrease in cash and stock based compensation to the President of the Company.

Research and development decreased $145,419, or approximately 99% to $1,618 for the three months ended June 30, 2016 from $147,037 for the three months ended June 30, 2015.  This decrease is attributed primarily to the Company spending less towards developing its technology.

Professional fees decreased $388,628, or approximately 45% to $388,628 for the three months ended June 30, 2016 from $708,887 for the three months ended June 30, 2015.  Professional fees decreased due to a decrease in consulting fee associated with business development.

Other Income

Other income increased $9,946 to $11,993 in the three months ended June 30, 2016 from $2,047 in the three months ended June 30, 2015. The increase was the result of a rebate received.

Other Expenses

Interest expense – related party increased $9,598 to $15,779 in the three months ended June 30, 2016 from $6,181 in the three months ended June 30, 2015. The increase was the result of an increase in notes payable – related party with interest accruals and the cost of the fair value of warrants.

Interest expense increased $163 to $284 in the three months ended June 30, 2016 from $121 in the three months ended June 30, 2015. The increase was the result of an increase in interest accruals from note payables.

Net Loss

In the three months ended June 30, 2016, we generated a net loss of $788,086, a decrease of $574,542 from $1,362,628 for the three months ended June 30, 2015. This decrease was attributable to decreased consulting fees associated with business development and the Company spending less towards developing its technology.

Results of Operations for the six months ended June 30, 2016 compared with the six months ended June 30, 2015.

Revenues

In the six months ended June 30, 2016, we generated $181,802 in revenues, as compared to $112,707 in revenues in the prior year. The $69,095, or 61%, increase for the six months ended June 30, 2016 was due to higher volumes of units sold.

Cost of Goods

In the six months ended June 30, 2016, cost of goods was $151,475, as compared to $163,465 in the six months ended June 30, 2015. The $11,990, or 7%, decrease in cost of goods for the six months ended June 30, 2016 was primarily attributable to a decrease in cost of products.

Gross Profit

Our gross profit increased $81,085, or approximately 159%, to $30,327 for the six months ended June 30, 2016 from ($50,758) for the six months ended June 30, 2015. This increase in gross profit was primarily attributable to a substantial decrease in cost of products sold.

Expenses

Operating expenses totaled $1,859,103 during the six months ended June 30, 2016 as compared to $2,320,548 in the prior year. In the six month period ended June 30, 2016, our expenses primarily consisted of General and Administrative of $835,820, Executive Compensation of $66,000, Research and Development of $2,549, and Professional fees of $954,734.

General and administrative fees increased $101,159, or approximately 14% to $835,820 for the six months ended June 30, 2016 from $734,661 for the six months ended June 30, 2015.  This increase was primarily due to an increase in wages and marketing in the first quarter of 2016.

Executive Compensation decreased $95,400, or approximately 59% to $66,000 for the six months ended June 30, 2016 from $161,400 for the six months ended June 30, 2015.  Executive Compensation decreased due to a decrease in cash and stock based compensation to the President of the Company.

Research and development decreased $269,246, or approximately 99% to $2,549 for the six months ended June 30, 2016 from $271,795 for the six months ended June 30, 2015.  This decrease is attributed primarily to the Company spending less towards developing its technology.

Professional fees decreased $197,958, or approximately 17% to $954,734 for the six months ended June 30, 2016 from $1,152,692 for the six months ended June 30, 2015.  Professional fees decreased due to a decrease in consulting fees associated with business development.

Other Income

Other income increased $10,139 to $12,186 in the six months ended June 30, 2016 from $2,047 in the six months ended June 30, 2015. The increase was the result of a rebate received.

Other Expenses

Interest expense – related party increased $23,135 to $31,282 in the six months ended June 30, 2016 from $8,147 in the six months ended June 30, 2015. The increase was the result of an increase in notes payable – related party with interest accruals and the cost of the fair value of warrants.

Interest expense increased $929 to $1,050 in the six months ended June 30, 2016 from $121 in the six months ended June 30, 2015. The increase was the result of an increase in interest accruals from note payables.

Net Loss

In the six months ended June 30, 2016, we generated a net loss of $1,848,922, a decrease of $528,614 from $2,377,536 for the six months ended June 30, 2015. This decrease was attributable decreased consulting fees associated with business development and the Company spending less towards developing its technolog.

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

Liquidity and Capital Resources

At June 30, 2016, we had an accumulated deficit of $19,649,101. Primarily because of our history of operating losses and our recording of note payables, we have a working capital deficiency of $658,343 at June 30, 2016. Losses have been funded primarily through issuance of common stock and borrowings from our stockholders and third-party debt. As of June 30, 2016, we had $1,790 in cash, $38,145 in accounts receivable, $93,633 in inventory, $191,056 in prepaid expenses and $110,833 in prepaid stock compensation. We used net cash in operating activities of $457,447 for the six months ended June 30, 2016.

Debt Financing

The Company has agreed to allow accredited investors the ability to receive a royalty on products sold in an effort to fund its distribution and marketing advances internationally by purchasing units.  Each unit represents 0.625% royalty interest in the Gross Margin of product sold by Bollente International, Inc., costing $25,000 per unit.  As of June 30, 2016, 26 units have been sold totaling $675,000.

Secured Convertible Note and Warrant Financing

As of June 30, 2016, we issued $110,000 of principal amount of 12% secured convertible promissory notes and warrants to purchase our common stock. The aggregate gross proceeds from the sale of the notes and warrants were $110,000. The notes are due between April and June 2018 and bear interest of twelve percent (12%). The notes are secured by all of the Company’s assets. The notes were issued with warrants to purchase up to 110,000 shares of the Company’s common stock at an exercise price of $1.50 per share. The warrants are exercisable at any time. The warrants are exercisable until five (5) years after the closing date. The warrants were issued pursuant to the exemption from registration afforded by Section 4(2) of the Securities Act of 1933 as a transaction by an issuer not involving any public offering.

On August 2, 2016, the above mentioned note holders entered into a subordination agreement, wherein the note holders agreed that the security interest granted to the note holders is now subordinated and made subsequent to the security interest granted to Built-Right Holdings, LLC, as mentioned below. In order to induce the note holders to permit and allow their security interest to be subordinated, the Company reduced the note holders’ warrant exercise price of the note holders’ warrants from $1.50 to $1.00 as evidenced in the executed addendums to warrant agreements.

Secured Loan Agreement and Warrant Agreement

        On August 2, 2016, we entered into a Loan Agreement and Security Agreement (“Loan Agreement”) with Built-Right Holdings, LLC, an Arizona limited liability company (“Lender”). The Manager of Built-Right Holdings, LLC is 4C Management, Inc., whose Vice President is Rod Cullum, a consultant and shareholder of the Company. Pursuant to the Loan Agreement, Lender agreed to lend the Company $1 Million (the “Loan”). The Loan, which is evidenced by the Company’s Convertible Promissory Note dated August 2, 2016 (the “Note”), bears interest at the rate of twelve percent (12%) per annum and is due August 1, 2018. The Note is secured by a first priority security interest on all of the Company’s assets.

        As an inducement to Lender to provide the Loan, the Company issued to Lender warrants (the “Warrants”) to purchase 1,000,000 shares of the Company’s common stock (the “Shares”) at an exercise price of $1.00 per share. The Warrants are exercisable in whole or in part at any time or from time to time on or after August 2, 2016 and until August 1, 2021. The Warrants were issued pursuant to the exemption from registration afforded by Section 4(2) of the Securities Act of 1933 as a transaction by an issuer not involving any public offering.

Cash Flows from Operating, Investing and Financing Activites

The following table provides detailed information about our net cash flow for all financial statement periods presented in this Quarterly Report. To date, we have financed our operations through the issuance of stock and borrowings.

The following table sets forth a summary of our cash flows for the six months ended June 30, 2016 and 2015:

	Six months ended June 30,
	2016	2015
Net cash used in operating activities	$(457,447)	$(1,431,402)
Net cash used in investing activities	(2,381)	(3,250)
Net cash provided by financing activities	458,000	1,631,050
Net increase/(decrease) in Cash	(1,828)	196,398
Cash, beginning	3,618	40,446
Cash, ending	$1,790	$236,844

Operating activities - Net cash used in operating activities was $457,447 for the six months ended June 30, 2016, as compared to $1,431,402 used in operating activities for the same period in 2015. The decrease in net cash used in operating activities was primarily due to a higher volume of units sold and decrease in research and development and consulting contract cost.

Investing activities - Net cash used in investing activities was $2,381 for the six months ended June 30, 2016, as compared to $3,250 used in investing activities for the same period in 2015. The decrease in net cash used in investing activities was primarily due to a reduction in the purchase of trademarks.

Financing activities - Net cash provided by financing activities for the six months ended June 30, 2016 was $458,000, as compared to $1,631,050 for the same period of 2015. The decrease of net cash provided by financing activities was mainly attributable to less equity financing.

Ongoing Funding Requirements

As of June 30, 2016, we continue to use traditional and/or debt financing to provide the capital we need to run the business. It is possible that we may need additional funding to enable us to fund our operating expenses and capital expenditures requirements.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On June 29, 2016, the Company issued 285,000 shares of common stock for cash received of $285,000, of which $140,000 of the funds were received as of March 31, 2016 and recorded as stock payable.

On June 29, 2016, the Company issued 30,000 shares of common stock of $30,000 earned by the President of the Company as part of his employment agreement, of which $30,000 was expensed as of March 31, 2016 and recorded as stock payable.

On June 29, 2016, the Company issued 20,000 shares of common stock for related to a note payable totaling $20,000.

On June 29, 2016, the Company issued 150,000 shares of common stock as a bonus  to two consultants totaling $150,000.

On June 29, 2016, the Company issued 100,000 shares of common stock owed to an employee of the Company as a bonus totaling $100,000.

Subsequent Issuance

In August 2016, the Company sold 25,000 shares of common stock to an investor for cash totaling $25,000 and is recorded to stock payable.  As of the date of this filing, the shares have not been issued and are recorded to stock payable.

We believe that the above issuances and sale of the securities was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2) and Regulation D Rule. The securities were sold directly by us and did not involve a public offering or general solicitation. The recipients of the securities were afforded an opportunity for effective access to files and records of the Registrant that contained the relevant information needed to make their investment decision, including the financial statements and 34 Act reports. We reasonably believed that the recipients, immediately prior to the sale of the securities, were accredited investors and had such knowledge and experience in our financial and business matters that they were capable of evaluating the merits and risks of their investment. The management of the recipients had the opportunity to speak with our management on several occasions prior to their investment decision. There were no commissions paid on the issuance and sale of the securities.

Issuance of Warrants

As of June 30, 2016, we issued warrants to purchase 110,000 shares of the Company’s common stock at an exercise price of $1.50 per share to three accredited investors in connection with 12% secured convertible promissory note financing. The warrants are exercisable at any time until five (5) years after the closing date. On August 2, 2016, the Company reduced the warrant exercise price of the warrant holders’ warrants from $1.50 to $1.00 per share. The warrants were issued pursuant to the exemption from registration afforded by Section 4(2) of the Securities Act of 1933 as a transaction by an issuer not involving any public offering.

On August 2, 2016, we issued warrants to purchase 1,000,000 shares of the Company’s common stock at an exercise price of $1.00 per share to one accredited investor in connection with loan agreement and security agreement dated August 2, 2016. The warrants are exercisable in whole or in part at any time or from time to time on or after August 2, 2016 and until August 1, 2021. The warrants were issued pursuant to the exemption from registration afforded by Section 4(2) of the Securities Act of 1933 as a transaction by an issuer not involving any public offering.

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities from the time of our inception on March 7, 2008 through the period ended June 30, 2016.

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

Date: August 22, 2016