Form 10-K/A
period 2015-12-31
Bollente Companies Inc.
filed 2016-11-03
CIK 1429393

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K /A
Amendment No. 1

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-54219

[Missing Graphic Reference]

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

DOCUMENTS INCORPORATED BY REFERENCE: None.

BOLLENTE COMPANIES INC.
FOR THE FISCAL YEAR ENDED
DECEMBER 31, 2015

EXPLANATORY NOTE

Bollente Companies, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to its Annual Report on Form 10-K for the fiscal year ended December 31, 2015 (the “Original Filing”), which was originally filed with the Securities and Exchange Commission (the “SEC”) on May 9, 2016.

We are filing this Amendment in response to a comment letter received from the SEC in connection with its review of the Original Filing (the “Comment Letter”). We have modified Part I, Item 1. “Business” in this Amendment in response to the Comment Letter to include the following disclosures: (i) the status of all our products and services, and (ii) discuss manufacturing facilities, sources and availability or raw materials, and the names of principal suppliers. Additionally, in response to the Comment Letter, we modified Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and filed all the exhibits required by Item 601 of Regulation S-K.

Except as described in this Explanatory Note, this Amendment does not amend any other information set forth in the Original Filing, and the Company has not updated disclosures to reflect any events that occurred subsequent to May 9, 2016.

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

Products

Trutankless®

We manufacture and distribute trutankless® water heaters, a line of new, high-quality, highly efficient electric tankless water heaters. Our trutankless® water heaters are engineered to outperform and outlast both its tank and tankless predecessors in energy efficiency, output, and durability. It provides endless hot water on demand for a whole household and it also integrates with home automation systems. We have several features and design innovations which are new to the electric tankless water heater market that we believe will give our products a sustainable competitive advantage over our rivals in the market. Our trutankless® water heaters are available through wholesale plumbing distributors, including Ferguson, Hajoca, Hughes Supply, WinSupply locations, Morrison Supply, and several regional distributors. A partial listing of wholesalers may be found on our website (www.trutankless.com).

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

In July of 2014, we launched MYtankless .com , a customizable online control panel for our trutankless® line of smart electric water heaters. From the dashboard, residential and commercial users can obtain real-time status reports, adjust unit temperature settings, view up to three years of water usage data, and change notification settings from anywhere in the world, using a computer or web-enabled smart device at www.mytankless.com.

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

MYTankless.com is available as a service to consumers of trutankless® water heaters. We have applications available for download from the Google Play and Apple iOS stores, which like the online control panels, allows monitoring and control of the tankless systems.

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

Our new product, truCirc, was unveiled on January 20, 2015 at the 2015 International Builders’ Show in Las Vegas and is still in the development phase. While not yet commercially available, trutankless products are expected to be compatible. Alternatively, truCirc is expected to be a stand alone product for customers who don’t utilize trutankless .

Vero

On April 16, 2015, we announced the release of Vero, our new line of electric tankless water heaters geared towards budget-driven customers. Vero boasts the same water heating performance, durability and space savings of our flagship tankless water heater. Our trutankless® water heaters are available through wholesale plumbing distributors, including Ferguson, Hajoca, Hughes Supply, WinSupply locations, Morrison Supply, and several regional distributors. A partial listing of wholesalers may be found on our website (www.trutankless.com).

Customers and Markets

We sell our products to plumbing wholesale distributors and dealers.

Wholesalers. Approximately 98.3% of our sales in 2015 and 93.5% of our sales in 2014 were to wholesale distributors for commercial and residential applications. We rely on commissioned manufacturers’ representatives to market our product lines. Additionally, our products are sold to independent dealers throughout the United States.

Manufacturing and Distribution

Our principal supplier is Sinbon Electronics, a contract manufacturer and engineering company based in Taiwan with manufacturing facilities in China. Sinbon handles procurement and supply chain management. We have an engineering agreement which is ongoing and our manufacturing agreement is currently being negotiated.

Finished products are generally shipped Free on Board (FOB) Shanghai via ocean freight and are warehoused at Associated Global Systems located in Phoenix, Arizona. Merchandise is typically shipped using common carriers or freight companies are selected at the time of shipment based on order volume and the best available rates.

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

RESULTS OF OPERATIONS

Revenues

In the year ended December 31, 2015 we generated $265,504 in revenues, as compared to $238,912 in revenues in the prior year. The increase in sales was attributable mostly to sales of our trutankless® products and also the sale of Vero products which Vero products were not sold in 2014. Cost of goods sold was $342,999, as compared to $440,330 in the prior year.

To the knowledge of management, the Company is unaware of any trends or uncertainties in the sales or costs of our products and services for the periods discussed.

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

Research and development decreased $558,057 from the year ended December 31, 2014 to the year ended December 31, 2015.  This decrease is attributed primarily to the Company spending less towards developing its technology. In 2014, the Company was still spending funds on developing our products.

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

Net Loss

In the year ended December 31, 2015, we generated a net loss of $4,293,361, a decrease of $2,924,578 from $7,217,939 for the year ended December 31, 2014. This decrease was attributable to decreased research and development costs, professional fees, and loss on debt conversion. The loss on debt conversion amount was determined as follows: Amount owed to Perigon totaled $275,000. We issued 1,100,000 shares valued at $1.00 per share based on prior stock issuances. The total value converted was $1,100,000 which left an $825,000 loss on conversion.

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

The following table sets forth a summary of our cash flows for the years ended December 31, 2015 and 2014:

	Year ended December 31,
	2015	2014
Net cash used in operating activities – continuing operations	$ (2,523,867)	$ (2,647,194)
Net cash used in operating activities – discontinued operations	-	(85,647)
Net cash used in operating activities	(2,523,867)	(2,732,841)
Net cash used in investing activities – continuing operations	(18,424)	(12,324)
Net cash used in investing activities	(18,424)	(12,324)
Net cash provided by financing activities – continuing operations	2,505,463	2,695,635
Net cash provided by financing activities – discontinued operations	-	86,013
Net cash provided by financing activities	2,505,463	2,781,648
Net decrease in Cash	(36,828)	36,483
Cash, beginning	40,446	4,329
Cash, ending	3,618	40,812
Less: Cash, discontinued operations	-	366
Cash, continuing operations	$ 3,618	$ 40,446

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

During the year ended December 31, 2015, the Company has agreed to allow accredited investors the ability to receive a royalty on products sold in an effort to fund its distribution and marketing advances internationally by purchasing units.  Each unit represents 0.625% royalty interest in the Gross Margin of product sold by Bollente International, Inc., costing $25,000 per unit.  As of December 31, 2015, twenty-five units have been sold totaling $625,000.  This amount is included in additional paid in capital since there is no obligation to repay the funds. As of December 31, 2015, we did not pay any royalties to the unit holders .

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

Not applicable.

ITEM 15.                      EXHIBITS, FINANCIAL STATEMENT SCHEDULES

We have filed the following documents as part of this Annual Report on Form 10-K:

1.	The financial statements listed in the "Index to Consolidated Financial Statements" on page 34 are filed as part of this report.
2.	Financial statement schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.
3.	Exhibits included or incorporated herein: See index to Exhibits.

Exhibit Index

Exhibit Number	Exhibit Description
2.1	Acquisition Agreement and Plan of Merger – dated March 3, 2011(3)
2.2	Addendum No. 1 to Acquisition Agreement and Plan of Merger – Dated April 27, 2011(4)
3(i)(a)	Articles of Incorporation of Bollente Companies, Inc. (Formerly Alcantara Brands Corporation)(1)
3(i)(b)	Certificate of Amendment – Name Change – Dated March 2, 2011(2)
3(i)(c)	Certificate of Change – 50:1 Reverse Split – Dated September 23, 2010(2)
3(ii)(a)	Bylaws of Bollente Companies, Inc. (Formerly Alcantara Brands Corporation)(1)
10.1	Sublease Agreement –Perigon - dated January 1, 2014*
10.2	Sublease Agreement – Templar – dated January 1, 2015*
10.3	Subscription and Royalty Agreement – Bollente International – S. Bressler*
10.4	Subscription and Royalty Agreement – Bollente International – Fouts*
10.5	Subscription and Royalty Agreement – Bollente International – Heroux*
10.6	Subscription and Royalty Agreement – Bollente International – Hooker*
10.7	Subscription and Royalty Agreement – Bollente International – R. Fouts*
10.8	Subscription and Royalty Agreement – Bollente International – Femrite*
10.9	Subscription and Royalty Agreement – Bollente International – Schutz*
10.10	Subscription and Royalty Agreement – Bollente International – Slyter*
10.11	Employment Agreement – RJ dated March 1, 2015
10.12	Promissory Note $200,000 dated March 3, 2015
21.1	Subsidiaries of the Company
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act
32.1	Certification pursuant to 18 U.S.C. Section 350
101.INS	XBRL Instance
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation
101.DEF	XBRL Taxonomy Extension Definition
101.LAB	XBRL Taxonomy Extension Label
101.PRE	XBRL Taxonomy Extension Presentation
(1)	Incorporated by reference from the Company’s Registration Statement on Form SB-2 filed on March 19, 2008.
(2)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q filed on November 24, 2010.
(3)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on March 10, 2011.
(4)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on May 6, 2011.

*Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BOLLENTE COMPANIES INC.

By: /s/ Robertson J. Orr
Robertson James Orr, President

Date: November 2, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Robertson J. Orr	Chairman of the Board of Directors,	November 2, 2016
Robertson James Orr	Chief Executive Officer (Principal Executive Officer)
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