Form 10-Q/A
period 2016-06-30
Bollente Companies Inc.
filed 2016-11-03
CIK 1429393

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

EXPLANATORY NOTE

Bollente Companies, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-Q/A (this “Amendment”) to its Quarterly Report on Form 10-Q for the quarter ended June 30, 2016 (the “Original Filing”), which was originally filed with the Securities and Exchange Commission (the “SEC”) on August 22, 2016.

We are filing this Amendment in response to a comment letter received from the SEC in connection with its review of the Original Filing (the “Comment Letter”). We have modified Part I, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Amendment in response to the Comment Letter to include the conversion terms of the secured convertible promissory note and warrants financing agreement outstanding as of June 30, 2016 and the secured loan agreement and warrant agreement executed on August 2, 2016 that were inadvertently left out. Additionally, in response to the Comment Letter, we filed the secured convertible promissory note and warrants financing agreement outstanding as of June 30, 2016 and the secured loan agreement and warrant agreement executed on August 2, 2016 as exhibits.

Except as described in this Explanatory Note, this Amendment does not amend any other information set forth in the Original Filing, and the Company has not updated disclosures to reflect any events that occurred subsequent to August 22, 2016.

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

On August 2, 2016, the Company executed a convertible promissory note with a related party for up to $1,000,000.  The secured note bears interest at 12% per annum and is due in 120 days after delivery of a Notice of Payment or August 1, 2018.  This note is convertible at $0.25 per share and can be converted on or before the maturity date.  As of the date of this filing, $350,000 has been received.

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

Secured Convertible Note and Warrant Financing

As of June 30, 2016, we issued $110,000 of principal amount of 12% secured convertible promissory notes and warrants to purchase our common stock. The aggregate gross proceeds from the sale of the notes and warrants were $110,000. The notes are due between April and June 2018 and bear interest of twelve percent (12%). The notes are secured by all of the Company’s assets. The outstanding principal amounts and accrued but unpaid interest of the notes are convertible at any time at the option of the holder into common stock at a conversion price of $1.00 per share . The notes were issued with warrants to purchase up to 110,000 shares of the Company’s common stock at an exercise price of $1.50 per share. The warrants are exercisable at any time. The warrants are exercisable until five (5) years after the closing date. The warrants were issued pursuant to the exemption from registration afforded by Section 4(2) of the Securities Act of 1933 as a transaction by an issuer not involving any public offering.

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

Secured Loan Agreement and Warrant Agreement

On August 2, 2016, we entered into a Loan Agreement and Security Agreement (“Loan Agreement”) with Built-Right Holdings, LLC, an Arizona limited liability company (“Lender”). The Manager of Built-Right Holdings, LLC is 4C Management, Inc., whose Vice President is Rod Cullum, a consultant and shareholder of the Company. Pursuant to the Loan Agreement, Lender agreed to lend the Company $1 Million (the “Loan”). The Loan, which is evidenced by the Company’s Convertible Promissory Note dated August 2, 2016 (the “Note”), bears interest at the rate of twelve percent (12%) per annum and is due August 1, 2018. The Note is secured by a first priority security interest on all of the Company’s assets. The outstanding principal amount and accrued but unpaid interest of the Loan is convertible at any time at the option of the Lender into common stock at a conversion price of $0.25 per share. As of the date of this filing $350,000 has been received.

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

The following table sets forth a summary of our cash flows for the six months ended June 30, 2016 and 2015:

	Six months ended June 30,
	2016	2015
Net cash used in operating activities	$ (457,447)	$ (1,431,402)
Net cash used in investing activities	(2,381)	(3,250)
Net cash provided by financing activities	458,000	1,631,050
Net increase/(decrease) in Cash	(1,828)	196,398
Cash, beginning	3,618	40,446
Cash, ending	$1,790	$236,844

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

Item 3.                       Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit No.	Description

10.1*	12% Senior Secured Convertible Promissory Note and Warrants Subscription Agreement – Hooker dated 6-2-2016

10.2*	12% Senior Secured Convertible Promissory Note and Warrants Subscription Agreement – Merwin dated May 20, 2016

10.3*	12% Senior Secured Convertible Promissory Note and Warrants Subscription Agreement – Slyter dated May 17, 2016

10.4*	Loan Agreement and Security Agreement – Built-Right Holdings, LLC dated August 2, 2016

10.5*	Convertible Promissory Note – Built-Right Holdings, LLC dated August 2, 2016

31.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase
*           Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BOLLENTE COMPANIES INC.
(Registrant)

By:           /s/ Robertson J. Orr
Robertson J. Orr, President,
Principal Financial Officer and
Principal Executive Officer

Date: November 2, 2016