Form 10-Q
period 2016-09-30
Bollente Companies Inc.
filed 2016-12-12
CIK 1429393

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X]  No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes [X]  No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Ruble 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]

Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [  ]  No [X]

The number of shares of Common Stock, $0.001 par value, outstanding on December 12, 2016, was 21,884,186 shares.

BOLLENTE COMPANIES INC.

QUARTERLY PERIOD ENDED SEPTEMBER 30, 2016

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

BOLLENTE COMPANIES, INC.

Index to Unaudited Consolidated Financial Statements

September 30, 2016

BOLLENTE COMPANIES, INC.

CONSOLIDATED BALANCE SHEETS

(unaudited)

	September 30,	December 31,
	2016	2015
ASSETS
Current assets:
Cash	$42,742	$3,618
Accounts receivable	46,429	72,533
Inventory	108,869	222,537
Prepaid expenses	200,046	205,886
Prepaid stock compensation	92,083	306,217
Total current assets	490,169	810,791

Fixed assets, net	2,581	5,885

Other assets:
Security deposits	1,500	1,500
Trademarks	11,914	8,083
Prepaid stock compensation - long term portion	47,222	-
Software	7,500	10,000
Website	6,511	21,160
Total other assets	74,647	40,743

Total assets	$567,397	$857,419

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$339,136	$620,910
Credit cards	24,395	15,971
Customer deposits	600	600
Accrued salaries - related party	115,364	26,040
Accrued payroll taxes	16,173	11,984
Notes payable - related party	246,150	600
Notes payable - related party, net of debt discount	260,000	195,000
Line of credit - related party	-	16,000
Accrued interest payable	6,793	4
Accrued interest payable - related party	17,004	4,316
Total current liabilities	1,025,615	891,425

Long-term liabilities:
Notes payable - related party	-	233,000
Convertible notes payable - related party, net of debt discount	56,114	-
Total long-term liabilities	56,114	233,000

Total liabilities	1,081,729	1,124,425

Stockholders' equity (deficit):
Preferred stock, $0.001 par value, 10,000,000 shares authorized, no shares issued and outstanding as of September 30, 2016 and December 31, 2015, respectively	-	-
Common stock, $0.001 par value, 100,000,000 shares authorized, 21,884,186 and 19,350,182 shares issued and outstanding as of September 30, 2016 and December 31, 2015, respectively	21,884	19,351
Additional paid-in capital	19,875,687	16,763,822
Subscriptions payable	40,000	750,000
Accumulated deficit	(20,451,903)	(17,800,179)
Total stockholders' equity (deficit)	(514,332)	(267,006)

Total liabilities and stockholders' equity (deficit)	$567,397	$857,419

See accompanying notes to consolidated financial statements.

BOLLENTE COMPANIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2016	2015	2016	2015

Revenue	$84,775	$39,576	$266,577	$152,283

Cost of goods sold	(72,192)	(41,201)	(223,667)	(204,666)

Gross profit	12,583	(1,625)	42,910	(52,383)

Operating expenses:
General and administrative	256,073	301,234	1,091,893	1,035,895
Executive compensation	78,750	46,350	144,750	207,750
Research and development	5,000	136,253	7,549	408,048
Professional fees	219,662	325,405	1,174,396	1,478,097

Total operating expenses	559,485	809,242	2,418,588	3,129,790

Other income(expenses):
Other income	(11,900)	-	286	2,047
Interest expense - related party	(206,463)	(12,512)	(237,745)	(20,659)
Interest expense	(37,537)	(19)	(38,587)	(140)
Other expenses	-	-	-	(9)

Total other expenses	(255,900)	(12,531)	(276,046)	(18,761)

Net loss	$(802,802)	$(823,398)	$(2,651,724)	$(3,200,934)

Net loss per common share - basic	$(0.04)	$(0.04)	$(0.13)	$(0.18)

Weighted average number of common shares outstanding - basic	21,546,371	19,018,402	20,869,582	18,134,375

See accompanying notes to consolidated financial statements.

BOLLENTE COMPANIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the nine months ended
	September 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (2,651,724)	$ (3,200,934)
Adjustments to reconcile net loss from continuing operations to net cash used in operating activities from continuing operations:
Shares issued for services	783,000	589,585
Depreciation	3,304	3,013
Shares issued for employment agreement	461,000	170,000
Shares issued for prepaid stock compensation	186,912	352,217
Shares issued for financing	160,889	-
Amortization of website costs and software	17,149	14,649
Amortization of debt discount	60,624	-
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	26,104	18,361
(Increase) decrease in inventory	113,668	35,761
(Increase) decrease in prepaid expenses	5,840	(99,955)
(Increase) in other receivables	-	-
Increase in accounts payable	(284,587)	(17,946)
Increase in accounts payable - related party	2,812	(17,194)
Increase in credit card	8,424	7,601
Increase in accrued salaries - related party	89,324	11,892
Increase in accrued payroll taxes	4,189	(521)
Increase in accrued interest payable	6,789	-
Increase in accrued interest payable - related party	12,688	599
Net cash used in operating activities	(993,595)	(2,132,872)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase trademarks	(3,831)	(3,250)
Net cash used in investing activities	(3,831)	(3,250)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from convertible notes payable - related party	510,000	-
Proceeds from notes payable	-	200,000
Proceeds from notes payable - related party	200,550	232,700
Repayments of notes payable - related party	(88,000)	(33,750)
Proceeds from line of credit - related party	36,000	1,500
Repayments of line of credit - related party	(52,000)	-
Proceeds from sale of common stock, net of offering costs	355,000	1,393,250
Proceeds from royalty payments	75,000	375,000
Net cash provided by financing activities	1,036,550	2,168,700

NET CHANGE IN CASH	39,124	32,578

CASH AT BEGINNING OF THE PERIOD	3,618	40,446

CASH AT END OF THE PERIOD	$ 42,742	$ 73,024

SUPPLEMENTAL INFORMATION:
Interest paid	$ 34,750	$ 20,000

Non-cash investing and financing activities:
Shares issued for prepaid stock compensation	$ 140,000	$ 352,217

See accompanying notes to consolidated financial statements.

BOLLENTE COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

(UNAUDITED)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

(UNAUDITED)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. As a result, the Company incurred accumulated net losses for the nine months ended September 30, 2016 of ($20,451,903). In addition, the Company’s development activities since inception have been financially sustained through debt and equity financing.

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

NOTE 3 - INVENTORY

Inventories consist of the following at:

	September 30, 2016	December 31, 2015

Raw materials	$42,061	$42,061
Finished goods	66,808	180,476

Total	$108,869	$222,537

BOLLENTE COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 4 - WEBSITE

Website consists of the following at:

	September 30, 2016	December 31, 2015

Website	$58,598	$58,598

Less: Accumulated amortization	(52,087)	(37,438)

Website, net	$6,511	$21,160

Amortization expense for the nine months ended September 30, 2016 and 2015 was $17,149 and $14,649, respectively.

NOTE 5 - NOTES PAYABLE - RELATED PARTY AND CONVERTIBLE NOTE PAYABLE - RELATED PARTY

Notes payable consist of the following at:

	September 30, 2016	December 31, 2015

Note payable to an officer, director and shareholder, unsecured, 0% interest, due upon demand	$600	$600

Note payable from a shareholder, secured, 12% interest, due May 2017	87,000	--

Note payable from a shareholder, secured, 12% interest, due March 2017	125,000	--

Note payable, to an officer, director and shareholder, secured, 5% interest, due April 2017	33,550	--

Note payable from a shareholder, secured, 12% interest, due June 2017	260,000	195,000

Notes Payable - Current	$506,150	$195,600

BOLLENTE COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 5 - NOTES PAYABLE - RELATED PARTY AND CONVERTIBLE NOTE PAYABLE - RELATED PARTY (CONTINUED)

	September 30, 2016	December 31, 2015
Note payable from a shareholder, secured, 12% interest, due March 2017	$--	$200,000

Note payable, to an officer, director and shareholder, secured, 5% interest, due April 2017	--	33,000

Notes payable - Long Term	$--	$233,000

Convertible notes payable, net of debt discount consist of the following:

	September 30, 2016	December 31, 2015
Convertible note payable from a shareholder, secured, 12% interest, due May 2018, convertible at $1 per share	$10,000	$--

Convertible note payable from a shareholder, secured, 12% interest, due May 2018, convertible at $1 per share	50,000	--

Convertible note payable from a shareholder, secured, 12% interest, due June 2018, convertible at $1 per share	50,000	--

Convertible note payable from a shareholder, secured, 12% interest, due August 2018, convertible at $1 per share	50,000	--

Convertible note payable from an entity owned and controlled by a shareholder, secured, 12% interest, due 120 days after delivery of payment notice from lender or August 2018, convertible at $0.25 per share	350,000	--

	(453,886)

Convertible notes payable - Related Party - Long Term	$56,114	$--

Interest expense for the nine months ended September 30, 2016 and 2015 was $224,819 and $20,799, respectively.  Amortization of debt discount associated with the fair value of the warrants and the $60,624 for the nine months ended September 30, 2016.  Additional financing expense of $889 was recorded for the modification of the warrants to reduce the exercise price from $1.50 to $1.

BOLLENTE COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 5 - NOTES PAYABLE - RELATED PARTY AND CONVERTIBLE NOTE PAYABLE - RELATED PARTY (CONTINUED)

Issuance of warrants

During the three months ended September 30, 2016, we issued warrants to purchase 110,000 shares of the Company’s common stock at an exercise price of $1.50 per share to four accredited investors in connection with 12% secured convertible promissory note financing. The warrants are exercisable at any time until five (5) years after the closing date. On August 2, 2016, the Company reduced the warrant exercise price of the warrant holders’ warrants from $1.50 to $1.00 per share.

NOTE 6 - ROYALTY PAYMENTS

The Company has agreed to allow accredited investors the ability to receive a royalty on products sold in an effort to fund its distribution and marketing advances internationally by purchasing units.  Each unit represents 0.625% royalty interest in the Gross Margin of product sold by Bollente International, Inc., costing $25,000 per unit. As of September 30, 2016, twenty-eight units have been sold totaling $700,000.  This amount is included in additional paid in capital since there is no obligation to repay the funds.

NOTE 7 - STOCKHOLDERS’ EQUITY

The Company is authorized to issue 10,000,000 shares of it $0.001 par value preferred stock and 100,000,000 shares of its $0.001 par value common stock.

On August 2, 2016 the Company agreed to issue 110,000 shares to three lenders to agree to subordinate their debt. The shares were valued at $110,000.

On August 24, 2016, the Company issued 35,000 shares of common stock for cash received of $35,000.

On August 24, 2016, the Company issued 90,000 shares of common stock for services to two consultants totaling $90,000.

On August 26, 2016 the Company agreed to issue 50,000 shares to a lender to agree to subordinate his debt.  The shares were valued at $50,000.

On August 29, 2016, the Company sold 20,000 shares of common stock to an investor for cash totaling $20,000 and are recorded to stock payable.  As of the date of this filing, the shares have not been issued.

On September 19, 2016, the Company issued 80,000 shares of common stock for cash received of $80,000, of which $75,000 of the funds were received as of June 30, 2016 and $5,000 was recorded as stock payable.

On September 19, 2016, the Company issued 20,000 shares of common stock for services to one consultant totaling $20,000.

On September 27, 2016, the Company issued 25,000 shares of common stock for services to one consultant totaling $25,000.

BOLLENTE COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 7 - STOCKHOLDERS’ EQUITY (CONTINUED)

On September 27, 2016, the Company issued 25,000 shares of common stock as part of a loan. The fair value of the shares was $25,000.

On September 27, 2016, the Company issued 21,000 shares of common stock owed to two employees of the Company as part of their employment agreement totaling $21,000.

As of September 30, 2016, the Company recorded a stock payable totaling $60,000 for 60,000 shares of common stock earned by the President of the Company as part of their employment agreement.

NOTE 8 - PREPAID STOCK COMPENSATION

During the three months ended September 30, 2016, the Company issued a total of 40,000 shares of common stock as part of a consulting agreement totaling $40,000. The value of the shares was recorded as prepaid expense and is being amortized over six months which is the related service period of the agreement.

For the nine months ended September 30, 2016, the Company expensed $406,911 as professional fees with a remaining prepaid stock compensation amount totaling $139,305 at September 30, 2016.

NOTE 9 - AGREEMENTS

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

Rent expense for the nine months ended September 30, 2016 and 2015 was $61,200 and $45,077, respectively.

NOTE 10 - SUBSEQUENT EVENTS

6% Series A Convertible Preferred Securities Purchase Agreement

Subsequent to the period ended September 30, 2016, we sold 33,800 shares of our 6% Series A Convertible Preferred Stock (“Preferred Stock”) to two accredited investors. Each share of Preferred Stock is convertible, at any time, at the option of the holder, into five shares of our common stock and one warrant to purchase one share of our common stock at $1.00 per share. All Preferred Stock will be automatically converted into shares of the Company’s common stock and warrants after three years from the original issue date of the Preferred Stock.

BOLLENTE COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 10 - SUBSEQUENT EVENTS (CONTINUED)

Consulting Agreements

On October 5, 2016, the Company entered into a Consulting and Advisory Agreement where an individual who will provide business development and consulting services over a twelve month period. The Company agreed to issue 25,000 shares of common stock for his services upon execution of the agreement.

On October 1, 2016, the Company entered into a Consulting and Advisory Agreement where an individual who will provide business development and consulting services over a twelve month period. The Company agreed to issue 50,000 shares of common stock for his services upon execution of the agreement.

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

On September 1, 2016, the Company filed a Certificate of Designation (the “Certificate of Designation”) with the Secretary of State of the State of Nevada to establish the preferences, limitations and relative rights of its 6% Series A Convertible Preferred Stock, convertible, at any time, at the option of the holder, into five shares of our common stock and one warrant to purchase one share of our common stock at $1.00 per share. All Preferred Stock will be automatically converted into shares of the Company’s common stock and warrants after three years from the original issue date of the Preferred Stock. The Certificate of Designation became effective upon filing, and a copy is filed as Exhibit 3.1 hereto, and is incorporated herein by reference.

Subsequent to the quarter ended September 30, 2016, we entered into a consulting and advisory agreement dated October 5, 2016 with Ryan Mininger. Pursuant to the agreement the Consultant provides our company with product and market development to increase company sales and consult on development and field testing of new products currently under development in consideration of 25,000 shares of our restricted common stock. The agreement will terminate effective October 5, 2017.

Additionally, we entered into a consulting and advisory agreement dated October 1, 2016 with William Riggall. Pursuant to the agreement the Consultant provides our company with consulting in the areas of commercial product and market development to increase company sales in consideration of 50,000 shares of our restricted common stock. The agreement will terminate effective October 1, 2017.

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

Our trutankless® water heaters were officially launched in the first quarter of 2014 and is sold throughout the wholesale plumbing distribution channel. We began generating revenue in the first quarter of 2014. As of the fiscal year ended December 31, 2014, we generated $238,912 in revenue. As of the fiscal year ended December 31, 2015, we generated $265,504 in revenue. As of the nine months ended September 30, 2016, we generated $266,577 in revenue.

In July of 2014, we launched MYtankless.com, a customizable online control panel for our trutankless® line of smart electric water heaters. From the dashboard, residential and commercial users can obtain real-time status reports, adjust unit temperature settings, view up to three years of water usage data, and change notification settings from anywhere in the world, using a computer or web-enabled smart device at www.mytankless.com.

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

Our new product, truCirc, was unveiled on January 20, 2015 at the 2015 International Builders’ Show in Las Vegas and is still in the development phase. While not yet commercially available, trutankless products are expected to be compatible. Alternatively, truCirc is expected to be a stand alone product for customers who don’t utilize trutankless.

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

RESULTS OF OPERATIONS

Results of Operations for the three months ended September 30, 2016 compared with the three months ended September 30, 2015.

Revenues

In the three months ended September 30, 2016, we generated $84,775 in revenues, as compared to $39,576 in revenues in the prior year. The $45,019, or 113%, increase for the three months ended September 30, 2016 was due to higher volumes of units sold.

Cost of Goods

In the three months ended September 30, 2016, cost of goods was $72,192, as compared to $41,201 in the three months ended September 30, 2015. The $30,991, or 75%, increase in cost of goods for the three months ended September 30, 2016 was attributable to higher volumes of units sold.

Gross Profit

Our gross profit increased $14,208, or approximately 1129%, to $12,583 for the three months ended September 30, 2016 from ($1,625) for the three months ended September 30, 2015. This increase in gross profit was primarily attributable to a substantial decrease in cost of products sold.

Expenses

Operating expenses totaled $559,485 during the three months ended September 30, 2016 as compared to $809,242 in the prior year. In the three month period ended September 30, 2016, our expenses primarily consisted of General and Administrative of $256,073, Executive Compensation of $78,750, Research and Development of $5,000, and Professional fees of $219,662.

General and administrative fees decreased $41,161, or approximately 14% to $256,073 for the three months ended September 30, 2016 from $301,234 for the three months ended September 30, 2015.  This decrease was primarily due to a decrease in wages and marketing.

Executive Compensation increased $32,400, or approximately 70% to $78,750 for the three months ended September 30, 2016 from $46,350 for the three months ended September 30, 2015.  Executive Compensation increased due to an increase in cash and stock based compensation to the President of the Company.

Research and development decreased $131,253, or approximately 96% to $5,000 for the three months ended September 30, 2016 from $136,253 for the three months ended September 30, 2015.  This decrease is attributed primarily to the Company spending less towards developing its technology.

Professional fees decreased $105,743, or approximately 32% to $219,662 for the three months ended September 30, 2016 from $325,405 for the three months ended September 30, 2015.  Professional fees decreased due to a decrease in consulting fee associated with business development.

Other Expenses

Interest expense - related party increased $193,951 to $206,463 in the three months ended September 30, 2016 from $12,512 in the three months ended September 30, 2015. The increase was the result of an increase in notes payable - related party with interest accruals and the cost of the fair value of warrants.

Interest expense increased $37,518 to $37,537 in the three months ended September 30, 2016 from $19 in the three months ended September 30, 2015. The increase was the result of an increase in interest accruals from note payables.

Net Loss

In the three months ended September 30, 2016, we generated a net loss of $802,802, a decrease of $20,596 from $823,398 for the three months ended September 30, 2015. This decrease was attributable to decreased consulting fees associated with business development and the Company spending less towards developing its technology.

Results of Operations for the nine months ended September 30, 2016 compared with the nine months ended September 30, 2015.

Revenues

In the nine months ended September 30, 2016, we generated $266,577 in revenues, as compared to $152,283 in revenues in the prior year. The $114,294, or 75%, increase for the nine months ended September 30, 2016 was due to higher volumes of units sold.

Cost of Goods

In the nine months ended September 30, 2016, cost of goods was $223,667, as compared to $204,666 in the nine months ended September 30, 2015. The $19,001, or 9%, increase in cost of goods for the nine months ended September 30, 2016 was primarily attributable to higher volumes of units sold.

Gross Profit

Our gross profit increased $95,293, or approximately 222%, to $42,910 for the nine months ended September 30, 2016 from ($52,383) for the nine months ended September 30, 2015. This decrease in gross profit was primarily attributable to a substantial decrease in cost of products sold.

Expenses

Operating expenses totaled $2,418,588 during the nine months ended September 30, 2016 as compared to $3,129,790 in the prior year. In the nine month period ended September 30, 2016, our expenses primarily consisted of General and Administrative of $1,091,893, Executive Compensation of $144,750, Research and Development of $7,549, and Professional fees of $1,174,396.

General and administrative fees increased $55,998, or approximately 5% to $1,091,893 for the nine months ended September 30, 2016 from $1,035,895 for the nine months ended September 30, 2015.  This increase was primarily due to an increase in wages and marketing in the first quarter of 2016.

Executive Compensation decreased $63,000, or approximately 30% to $144,750 for the nine months ended September 30, 2016 from $207,750 for the nine months ended September 30, 2015.  Executive Compensation decreased due to a decrease in cash and stock based compensation to the President of the Company.

Research and development decreased $400,499, or approximately 98% to $7,549 for the nine months ended September 30, 2016 from $408,048 for the nine months ended September 30, 2015.  This decrease is attributed primarily to the Company spending less towards developing its technology.

Professional fees decreased $303,701, or approximately 21% to $1,174,396 for the nine months ended September 30, 2016 from $1,478,097 for the nine months ended September 30, 2015.  Professional fees decreased due to a decrease in consulting fees associated with business development.

Other Income

Other income decreased $1,761 to $286 in the nine months ended September 30, 2016 from $2,047 in the nine months ended September 30, 2015. The decrease was the result of decline in other income from the normal fluctuations in the business operations.

Other Expenses

Interest expense - related party increased $217,086 to $237,745 in the nine months ended September 30, 2016 from $20,659 in the nine months ended September 30, 2015. The increase was the result of an increase in notes payable - related party with interest accruals and the cost of the fair value of warrants.

Interest expense increased $38,447 to $38,587 in the nine months ended September 30, 2016 from $140 in the nine months ended September 30, 2015. The increase was the result of an increase in interest accruals from note payables.

Net Loss

In the nine months ended September 30, 2016, we generated a net loss of $2,651,724, a decrease of $549,210 from $3,200,934 for the nine months ended September 30, 2015. This decrease was attributable decreased consulting fees associated with business development and the Company spending less towards developing its technologies.

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

Liquidity and Capital Resources

At September 30, 2016, we had an accumulated deficit of $20,451,903. Primarily because of our history of operating losses and our recording of note payables, we have a working capital deficiency of $535,446 at September 30, 2016. Losses have been funded primarily through issuance of common stock and borrowings from our stockholders and third-party debt. As of September 30, 2016, we had $42,742 in cash, $46,429 in accounts receivable, $108,869 in inventory, $200,046 in prepaid expenses and $92,083 in prepaid stock compensation. We used net cash in operating activities of $993,595 for the nine months ended September 30, 2016.

Debt Financing

The Company has agreed to allow accredited investors the ability to receive a royalty on products sold in an effort to fund its distribution and marketing advances internationally by purchasing units.  Each unit represents 0.625% royalty interest in the Gross Margin of product sold by Bollente International, Inc., costing $25,000 per unit.  As of September 30, 2016, 26 units have been sold totaling $675,000.

Secured Convertible Note and Warrant Financing

As of September 30, 2016, we issued $110,000 of principal amount of 12% secured convertible promissory notes and warrants to purchase our common stock. The aggregate gross proceeds from the sale of the notes and warrants were $110,000. The notes are due between April and June 2018 and bear interest of twelve percent (12%). The notes are secured by all of the Company’s assets. The outstanding principal amounts and accrued but unpaid interest of the notes are convertible at any time at the option of the holder into common stock at a conversion price of $1.00 per share. The notes were issued with warrants to purchase up to 110,000 shares of the Company’s common stock at an exercise price of $1.50 per share. The warrants are exercisable at any time. The warrants are exercisable until five (5) years after the closing date. The warrants were issued pursuant to the exemption from registration afforded by Section 4(2) of the Securities Act of 1933 as a transaction by an issuer not involving any public offering.

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

6% Series A Convertible Preferred Securities Purchase Agreement

Subsequent to the period ended September 30, 2016, we sold 33,800 shares of our 6% Series A Convertible Preferred Stock (“Preferred Stock”) to two accredited investors. Each share of Preferred Stock is convertible, at any time, at the option of the holder, into five shares of our common stock and one warrant to purchase one share of our common stock at $1.00 per share. All Preferred Stock will be automatically converted into shares of the Company’s common stock and warrants after three years from the original issue date of the Preferred Stock. The Preferred Stock was issued pursuant to the exemption from registration afforded by Section 4(2) of the Securities Act of 1933 as a transaction by an issuer not involving any public offering.

Cash Flows from Operating, Investing and Financing Activites

The following table provides detailed information about our net cash flow for all financial statement periods presented in this Quarterly Report. To date, we have financed our operations through the issuance of stock and borrowings.

The following table sets forth a summary of our cash flows for the nine months ended September 30, 2016 and 2015:

	Nine months ended September 30,
	2016	2015
Net cash used in operating activities	$(993,595)	$(2,132,872)
Net cash used in investing activities	(3,831)	(3,250)
Net cash provided by financing activities	1,036,550	2,168,700
Net increase/(decrease) in Cash	39,124	32,578
Cash, beginning	3,618	40,446
Cash, ending	$42,742	$73,024

Operating activities - Net cash used in operating activities was $993,595 for the nine months ended September 30, 2016, as compared to $2,132,872 used in operating activities for the same period in 2015. The decrease in net cash used in operating activities was primarily due to a higher volume of units sold and decrease in research and development and consulting contract cost.

Investing activities - Net cash used in investing activities was $3,831 for the nine months ended September 30, 2016, as compared to $3,250 used in investing activities for the same period in 2015. The increase in net cash used in investing activities was primarily due to increase in costs related trademarks.

Financing activities - Net cash provided by financing activities for the nine months ended September 30, 2016 was $1,036,550, as compared to $2,168,700 for the same period of 2015. The decrease of net cash provided by financing activities was mainly attributable to less equity financing.

Ongoing Funding Requirements

As of September 30, 2016, we continue to use traditional and/or debt financing to provide the capital we need to run the business. It is possible that we may need additional funding to enable us to fund our operating expenses and capital expenditures requirements.

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

Critical Accounting Policies and Estimates

The preparation of our financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and judgments that affect our reported assets, liabilities, revenues, and expenses, and the disclosure of contingent assets and liabilities. We base our estimates and judgments on historical experience and on various other assumptions we believe to be reasonable under the circumstances. Future events, however, may differ markedly from our current expectations and assumptions. See Note 1 - Summary of Significant Accounting Policies in our Notes to Consolidated Financial Statements.

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

PART II - OTHER INFORMATION

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On August 2, 2016, we agreed to issue 110,000 shares to three lenders to agree to subordinate their debt.  The shares were valued at $110,000.

On August 24, 2016, we issued 35,000 shares of common stock for cash received of $35,000.

On August 24, 2016, we issued 90,000 shares of common stock for services to two consultants totaling $90,000.

On August 26, 2016, we agreed to issue 50,000 shares to a lender to agree to subordinate his debt.  The shares were valued at $50,000.

On August 29, 2016, we sold 20,000 shares of common stock to an investor for cash totaling $20,000 and are recorded to stock payable.  As of the date of this filing, the shares have not been issued.

On September 19, 2016, we issued 80,000 shares of common stock for cash received of $80,000, of which $75,000 of the funds were received as of June 30, 2016 and recorded as stock payable.

On September 19, 2016, we issued 20,000 shares of common stock for services to one consultant totaling $20,000.

On September 27, 2016, we issued 25,000 shares of common stock for services to one consultant totaling $25,000.

On September 27, 2016, we issued 25,000 shares of common stock as part of a loan.  The fair value of the shares was $25,000.

On September 27, 2016, we issued 21,000 shares of common stock owed to two employees of the Company as part of their employment agreement totaling $21,000.

As of September 30, 2016, we recorded a stock payable totaling $60,000 for 60,000 shares of common stock earned by the President of the Company as part of their employment agreement.

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

Issuance of Warrants

As of September 30, 2016, we issued warrants to purchase 110,000 shares of the Company’s common stock at an exercise price of $1.50 per share to three accredited investors in connection with 12% secured convertible promissory note financing. The warrants are exercisable at any time until five (5) years after the closing date. On August 2, 2016, the Company reduced the warrant exercise price of the warrant holders’ warrants from $1.50 to $1.00 per share. The warrants were issued pursuant to the exemption from registration afforded by Section 4(2) of the Securities Act of 1933 as a transaction by an issuer not involving any public offering.

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

Subsequent Issuances

6% Series A Convertible Preferred Securities Purchase Agreement

Subsequent to the period ended September 30, 2016, we sold 33,800 shares of our 6% Series A Convertible Preferred Stock (“Preferred Stock”) to two accredited investors. Each share of Preferred Stock is convertible, at any time, at the option of the holder, into five shares of our common stock and one warrant to purchase one share of our common stock at $1.00 per share. All Preferred Stock will be automatically converted into shares of the Company’s common stock and warrants after three years from the original issue date of the Preferred Stock.

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities from the time of our inception on March 7, 2008 through the period ended September 30, 2016.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit No.	Description

3.1*	Certificate of Designation 6% Series A Convertible Preferred Stock

31.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BOLLENTE COMPANIES INC.

(Registrant)

By: /s/ Robertson J. Orr

Robertson J. Orr, President,

Principal Financial Officer and

Principal Executive Officer

Date: December 12, 2016