Form 10-K
period 2016-12-31
Bollente Companies Inc.
filed 2017-07-26
CIK 1429393

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes [  ]  No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes [  ]  No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X]  No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes [X]  No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [  ]

Indicate by check mark whether the registrant a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "small reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]
(Do not check if a smaller reporting company)	Emerging company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes [  ]  No [X]

As of June 30, 2016, the aggregate market value of shares held by non-affiliates of the registrant (computed by reference to the price at which the common equity was last sold) was approximately $15,992,697.

The number of shares of Common Stock, $0.001 par value, outstanding on July 18, 2017 was 25,147,346 shares.

DOCUMENTS INCORPORATED BY REFERENCE: None.

BOLLENTE COMPANIES INC.

FOR THE FISCAL YEAR ENDED

DECEMBER 31, 2016

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

Bollente manufactures and sells a high quality, whole-house, smart electric tankless water heater that is more energy efficient than conventional products.

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

Our trutankless® water heaters were officially launched in the first quarter of 2014 and is sold throughout the wholesale plumbing distribution channel. We began generating revenue in the first quarter of 2014. As of the fiscal year ended December 31, 2014, we generated $238,912 in revenue. As of the fiscal year ended December 31, 2015, we generated $265,504 in revenue. As of the fiscal year ended December 31, 2016, we generated $429,582 in revenue.

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

On March 21, 2017, we announced our exclusive partnership with Mr. Rooter®.

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

Wholesalers. Approximately 96.1% of our sales in 2016, 98.3% of our sales in 2015 and 93.5% of our sales in 2014 were to wholesale distributors for commercial and residential applications. We rely on commissioned manufacturers’ representatives to market our product lines. Additionally, our products are sold to independent dealers throughout the United States.

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

The Company is also leveraging online marketing strategies and social media. By continually building an immersive and educational web experience at www.trutankless.com. Bollente is efficiently building brand awareness among consumers. Launch efforts are focused in Arizona, Texas, and the Southeast which accounts for over 1,000,000 electric water heater shipments annually. Licensing and co-branding opportunities are being assessed, since strategic partnerships would eliminate the channel conflicts that have historically obstructed previous electric tankless entries in the marketplace. Electric tankless has traditionally not been able to warrant such partnerships because of generally poor quality and product support, but co-branding open up sales of Bollente’s products through big box retailers.

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

Market Outlook

Bollente is entering the market in front of the largest water heater replacement cycle ever at a time when homeowners are seeking ways to reduce their carbon footprint without sacrificing comfort. Shares of companies like Whirlpool (WHR) and AO Smith (AOS) have soared - fueled by the unprecedented Consumer Durables replacement cycle - which is an echo of last decade’s building boom. It is estimated that some 57 Million water heaters will need replacement in the next 3 years. Florida, Texas, and Arizona, where electric water heaters dominate the market, were the epicenters of the boom. In the new construction market, builders are increasingly marketing “green” features and trutankless fit well along with other energy saving innovations. In commercial markets, projects with a green designation like LEED or EnergyStar recently became the majority.

Additionally, the Federal Government mandated that standard electric water heaters over 55 gallons may not be sold (started in April 2015), effectively forcing the market to use alternative technologies like tankless water heaters.

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

Bollente initially market its products to builders, remodelers and distributors in the southern and western U.S. These areas of the country have been selected because of generally higher ground water temperatures, which improves the effects of the performance and capacity of all brands of tankless water heaters. This area of the country also traditionally has the largest share of population growth and new housing starts, accounting for almost two-thirds of all housing starts in 2010, according to government data. Additionally, the southern U.S., and specifically the southeastern U.S., has the highest usage of electric water heaters.

Overview of Potential Markets and Summary of Marketing Plan

Management intends to focus on the United States residential market initially. For decades Americans have used only tank type water heaters. For most homes, the units hold an average of 40 to 80 gallons of water in a storage tank, are gas or electric fueled and consume excessive energy to keep water hot continuously. In fact, water heaters expend up to 25% of the total energy used by a typical household representing the second largest use of energy in most homes. Depending on household usage, approximately 25 - 50% of the heat created is lost through the walls of the tank and connecting pipes.

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

Employees

We currently have nine full-time employees, including Robertson James Orr, who is also our CEO and a director, and two part-time employee. We expect to increase the number of employees to expand our sales and technical staff. We are using and will continue to use independent consultants and contractors to perform various professional services. We believe that this use of third-party service providers may enhance our ability to contain operating and general expenses, and capital costs.

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

We have two individuals performing the functions of all officers and directors. Mr. Orr, our CEO, and Mr. Stebbins, our president, have developed our internal control procedures and are responsible for monitoring and ensuring compliance with those procedures. As a result, our internal controls may be inadequate or ineffective, which could cause our financial reporting to be unreliable and lead to misinformation being disseminated to the public. Investors relying upon this misinformation may make an uninformed investment decision.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We currently maintain an executive office 8800 N. Gainey Center Dr. Suite 270 Scottsdale AZ 85258, which consists of approximately 1,577 square feet. Our monthly rent for this office is $4,000. In January 2015, we signed a sublease with Perigon Companies, LLC, a Delaware limited liability company (“Perigon”). The lease term was one year at a rate of $4,000 per month with an option to continue on a month-to-month basis.

Additionally, we maintain an industrial/commercial building located at 15720 N Greenway-Hayden Loop, Unit 2, Scottsdale, AZ 85260, which consists of approximately 1,924 square feet. On January 1, 2015, we signed a new lease for 12 months at a rate of $2,800 per month.

ITEM 3. LEGAL PROCEEDINGS

We are not a party to any material legal proceedings.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASE OF EQUITY SECURITIES

Market Information

Our common stock is traded in the OTCQB under the symbol “BOLC”. Our common stock has traded sporadically on the OTCQB, which limits our ability to locate accurate high and low bid prices for each quarter within the last two fiscal years. Therefore, the following table lists the available quotations for the high and low bid prices for the fiscal years ended December 31, 2016 and 2015.

The following table sets forth, the average high and low bid prices of our common stock as reported by Yahoo Finance. These quotations reflect inter-dealer prices, without retail mark-up, markdown or commission, and may not necessarily represent actual transactions

	Year Ending December 31, 2016		Year Ending December 31, 2015
	AVERAGE BID PRICES		AVERAGE BID PRICES
	High	Low	High	Low
1st Quarter	$1.34	$0.63	$2.33	$1.68
2nd Quarter	$1.00	$0.40	$2.38	$1.76
3rd Quarter	$0.90	$0.65	$2.45	$1.80
4th Quarter	$0.87	$0.20	$2.28	$1.36

Holders of Common Stock

As of July 18, 2017, there were approximately 271 stockholders of record of our common stock. This number does not include shares held by brokerage clearing houses, depositories or others in unregistered form.

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

Recent Sales of Unregistered Securities

During the year ended December 31, 2016, the Company issued 1,111,100 shares of common stock for cash received of $625,070, of which $120,000 of the funds were received during the year ended December 31, 2015 and recorded as stock payable.

During the year ended December 31, 2016, the Company issued 77,312 units consisting of shares of preferred stock and one warrant. During the year shareholder converted 16,312 shares of preferred stock into 81,560 shares of common stock.

During the year ended December 31, 2016, the Company issued 2,974,500 shares of common stock for services totaling $1,347,101. Of which $590,000 of the services were received during the year ended December 31, 2015 and recorded as stock payable.

During the year ended December 31, 2016, 2016, the Company issued 45,000 shares of common stock as part of a loan. The fair value of the shares was $45,000.

During the year ended December 31, 2016 the Company agreed to issue 110,000 shares to three lenders to agree to subordinate their debt. The shares were valued at $110,000.

During the year ended December 31, 2016, the Company issued 50,000 shares of common stock as part of a loan. The fair value of the shares was $50,000.

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

Issuance of Warrants

As of December 31, 2016, we issued warrants to purchase 160,000 shares of the Company’s common stock at an exercise price of $1.50 per share to three accredited investors in connection with 12% secured convertible promissory note financing. The warrants are exercisable at any time until five (5) years after the closing date. On August 2, 2016, the Company reduced the warrant exercise price of the warrant holders’ warrants from $1.50 to $1.00 per share. The warrants were issued pursuant to the exemption from registration afforded by Section 4(2) of the Securities Act of 1933 as a transaction by an issuer not involving any public offering.

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

As of December 31, 2016, we issued warrants to purchase 16,312 shares of the Company’s common stock at an exercise price of $1.00 per share associated with conversion of the Company’s 6% Series A Convertible Preferred Stock. The warrants are exercisable at any time until three (3) years after the closing date. On August 2, 2016, the Company reduced the warrant exercise price of the warrant holders’ warrants from $1.50 to $1.00 per share. The warrants were issued pursuant to the exemption from registration afforded by Section 4(2) of the Securities Act of 1933 as a transaction by an issuer not involving any public offering.

Subsequent Sales & issuances of Unregistered Securities

Subsequent to year end, the Company issued 605,000 shares of common stock with a fair value of $121,000 for services.

Subsequent to year end, the Company issued 1,150,000 shares of common stock for cash received of $240,000, of which $30,000 of the funds were received during the year ended December 31, 2016 and recorded as stock payable.

Subsequent to year end, the Company issued 10,000 units consisting of shares of preferred stock and one warrant for $25,000 cash.

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

Issuer Purchases of Equity Securities

The Company did not repurchase any of its equity securities during the fourth quarter ended December 31, 2016.

Subsequent to year end, the Company repurchased and retired 300,000 shares of common stock for $84,000.

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

RESULTS OF OPERATIONS

Revenues

In the year ended December 31, 2016 we generated $429,582 in revenues, as compared to $265,504 in revenues in the prior year. The increase in sales was attributable mostly to sales of our trutankless® products and also the sale of Vero products. Cost of goods sold was $490,276, as compared to $342,999 in the prior year.

To the knowledge of management, the Company is unaware of any trends or uncertainties in the sales or costs of our products and services for the periods discussed.

Expenses

Operating expenses totaled $2,828,692 during the year ended December 31, 2016 as compared to $4,454,110 in the prior year. In the year ended December 31, 2016, our expenses primarily consisted of General and Administrative of $866,812, Executive Compensation of $164,832 and Professional fees of $1,797,048.

General and administrative fees decreased $821,463, from the year ended December 31, 2015 to the year ended December 31, 2016.  This decrease was primarily due to a decrease in wages and marketing in 2016.

Executive Compensation decreased $101,668 from the year ended December 31, 2015 to the year ended December 31, 2016.  Executive Compensation decreased due to a decrease in cash and stock based compensation to the President of the Company.

Professional fees decreased $702,287 from the year ended December 31, 2015 to the year ended December 31, 2016.  Professional fees decreased due to a decrease in consulting fees associated with business development.

Other Income and Expenses

Other income decreased $277,776 in the year ended December 31, 2016 from $277,969 for the year ended December 31, 2015.

Interest expense increased $343,925 to $383,641 in the year ended December 31, 2016 from $39,716 for the year ended December 31, 2015. The increase was the result of an increase in notes payable with interest accruals.

Net Loss

In the year ended December 31, 2016, we generated a net loss of $3,272,834, a decrease of $1,020,527 from $4,293,361 for the year ended December 31, 2015. This decrease was attributable to decreased consulting fees associated with business development and the Company spending less towards developing its technology.

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

Liquidity and Capital Resources

At December 31, 2016, we had an accumulated deficit of $21,073,013. Primarily because of our history of operating losses and our recording of note payables, we have a working capital deficiency of $501,653 at December 31, 2016. Losses have been funded primarily through issuance of common stock and borrowings from our stockholders and third-party debt. As of December 31, 2016, we had $87,134 in cash, $116,333 in accounts receivable, $62,836 in inventory, and $220,306 in prepaid expenses.

Debt Financing

The Company has agreed to allow accredited investors the ability to receive a royalty on products sold in an effort to fund its distribution and marketing advances internationally by purchasing units.  Each unit represents 0.625% royalty interest in the Gross Margin of product sold by Bollente International, Inc., costing $25,000 per unit.  As of December 31, 2016, 28 units have been sold totaling $700,000.

Secured Convertible Note and Warrant Financing

As of December 31, 2016, we issued $160,000 of principal amount of 12% secured convertible promissory notes and warrants to purchase our common stock. The aggregate gross proceeds from the sale of the notes and warrants were $160,000. The notes are due between April and June 2018 and bear interest of twelve percent (12%). The notes are secured by all of the Company’s assets. The outstanding principal amounts and accrued but unpaid interest of the notes are convertible at any time at the option of the holder into common stock at a conversion price of $1.00 per share. The notes were issued with warrants to purchase up to 160,000 shares of the Company’s common stock at an exercise price of $1.50 per share. The warrants are exercisable at any time. The warrants are exercisable until five (5) years after the closing date. The warrants were issued pursuant to the exemption from registration afforded by Section 4(2) of the Securities Act of 1933 as a transaction by an issuer not involving any public offering.

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

6% Series A Convertible Preferred Securities Purchase Agreement

As of December 31, 2016, we sold 77,312 shares of our 6% Series A Convertible Preferred Stock (“Preferred Stock”) to two accredited investors. Each share of Preferred Stock is convertible, at any time, at the option of the holder, into five shares of our common stock and one warrant to purchase one share of our common stock at $1.00 per share. During the year shareholders converted 16,312 shares of preferred stock into 81,560 shares of common stock. All Preferred Stock will be automatically converted into shares of the Company’s common stock and warrants after three years from the original issue date of the Preferred Stock. The Preferred Stock was issued pursuant to the exemption from registration afforded by Section 4(2) of the Securities Act of 1933 as a transaction by an issuer not involving any public offering.

Cash Flows from Operating, Investing and Financing Activities

The following table provides detailed information about our net cash flow for all financial statement periods presented in this Annual Report. To date, we have financed our operations through the issuance of stock and borrowings.

The following table sets forth a summary of our cash flows for the years ended December 31, 2016 and 2015:

	Year ended December 31,
	2016	2015
Net cash used in operating activities	$(1,409,096)	$(2,523,867)
Net cash used in investing activities	(3,828)	(18,424)
Net cash provided by financing activities	1,496,440	2,505,463
Net increase/(decrease) in Cash	83,516	(36,828)
Cash, beginning	3,618	40,446
Cash, ending	$87,134	$3,618

Operating activities

Net cash used in operating activities was $1,409,096 for the year ended December 31, 2016, as compared to $2,523,867 used in operating activities for the same period in 2015. The decrease in net cash used in operating activities was primarily due to higher volume of units sold and decrease in research and development and consulting contract cost.

Investing activities

Net cash used in investing activities was $3,828 for the year ended December 31, 2016, as compared to $18,424 used in investing activities for the same period in 2015. The decrease in net cash used in investing activities was primarily due to a decrease in software, trademarks, and fixed asset purchases.

Financing activities

Net cash provided by financing activities for the year ended December 31, 2016 was $1,496,440, as compared to $2,505,463 for the same period of 2015. The decrease of net cash provided by financing activities was mainly attributable to less equity financing.

Ongoing Funding Requirements

As of December 31, 2016, we continue to use traditional and/or debt financing to provide the capital we need to run the business. It is possible that we may need additional funding to enable us to fund our operating expenses and capital expenditures requirements.

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

Management has undertaken an assessment of the effectiveness of our internal control over financial reporting based on the framework and criteria established in the Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Based upon this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2016.

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

Information as to our current directors and executive officers is as follows:

Name	Age	Title	Since
Robertson James Orr	43	Chief Executive Officer, Secretary, Treasurer & Director	May 12, 2010
Michael Stebbins	35	President and Director	June 23, 2016

Duties, Responsibilities and Experience

Robertson James Orr, has been our Chief Executive Officer, Treasurer, Secretary and a Director since May 12, 2010. Mr. Orr attended Arizona State University and graduated with a BA in Business Management.  In 1998, Mr. Orr assisted in the founding of bluemedia, Inc., a successful large format digital printing company based in Tempe, Arizona.  Mr. Orr led bluemedia to profitability 9 years ago while overseeing the company's sales department and business development, and since then the company has continued to grow by more than 28% annually. In 2005, Mr. Orr and his Partners in bluemedia started a non-traditional ad agency called Blind Society, which is responsible for the direct to consumer marketing efforts of companies like AT&T, K-Swiss, and Activision. In addition to his entrepreneurial successes, Mr. Orr has been involved with supporting numerous local charitable causes through his work with the Boys & Girls Clubs of Phoenix, St. Joseph the Worker, the MDA and the ADA. He is also on the Board of Directors for the Tempe Chamber of Commerce and is active in the Phoenix 40.

Michael Stebbins, has been our President since February 2, 2017 and a Director since June 23, 2016. Mr. Stebbins is also the president and a director of Bollente, Inc., a Nevada corporation and wholly owned subsidiary of the Company. In 2009, Mr. Stebbins assisted in the founding of Bollente, Inc. Mr. Stebbins helped lead the design team that created our trutankless water heater. He oversaw virtually every aspect of launching our trutankless line of water heaters. Working directly with engineering and development teams, he developed several innovations and was instrumental in working on Bollente Inc.’s intellectual property and patents consisting of 29 proprietary claims related to our products. Since substantially completing R/D efforts in 2013, Mr. Stebbins has worked with the rest of management to lead branding, marketing, and sales initiatives, which has resulted in substantial sales growth and business development opportunities. Mr. Stebbins’ experience in the water heater industry dates back to 2003. Prior to co-founding Bollente, Inc., Mr. Stebbins spent time consulting on several product development projects. Mr. Stebbins was named Top 35 Entrepreneurs under 35 by the Arizona Republic.

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

Summary Compensation Table

The table below summarizes the total compensation paid to or earned by our current Executive Officers for the fiscal years ended December 31, 2016, 2015 and 2014.

SUMMARY COMPENSATION TABLE
Name and Principal Positions	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compen- sation ($)	Non-qualified Deferred Compensation Earnings ($)	All Other Compen- sation ($)	Total ($)
Robertson James Orr(1),	2016	1,500	-0-	66,000(2)	-0-	-0-	-0-	-0-	67,500
President, CEO, Secretary,	2015	76,500	-0-	190,000(3)	-0-	-0-	-0-	-0-	266,500
Treasurer & Director	2014	64,500	-0-	165,000(4)	-0-	-0-	-0-	-0-	229,500

(1)

Mr. Orr was appointed President, CEO, Secretary, Treasurer, and Director of the Company on May 12, 2010. Subsequent to the year ended, on February 2, 2017, Mr. Orr resigned as president.

(2)

Amount represents the fair market value of 90,000 shares of common stock issued for services as an employee.

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

Option Grants in Last Fiscal Year

During the years ended December 31, 2016 and 2015, we did not grant any options to our officers and directors.

Employment Agreements

The Company has an employment agreement with the CEO/President to perform duties and responsibilities as may be assigned. The base salary is in the amount of $75,000 per annum plus an annual bonus of 120,000 shares of common stock commencing on March 31, 2016 and ending February 28, 2017 with an option renewal on (March 1) thereafter.

The Company has an employment agreement with the President to perform duties and responsibilities as may be assigned. The base salary is in the amount of $125,000 per annum plus an one-time bonus of 250,000 shares of common stock commencing on October 1, 2016 and ending September 30, 2017 with an option renewal on September 15, 2017.

Consulting Agreements

We entered into a consulting and advisory agreement dated October 5, 2016. Pursuant to the agreement the Consultant provides our company with product and market development to increase company sales and consult on development and field testing of new products currently under development in consideration of 25,000 shares of our restricted common stock. The agreement will terminate effective October 5, 2017.

Additionally, we entered into a consulting and advisory agreement dated October 1, 2016. Pursuant to the agreement the Consultant provides our company with consulting in the areas of commercial product and market development to increase company sales in consideration of 50,000 shares of our restricted common stock. The agreement will terminate effective October 1, 2017.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information, to the best of our knowledge, about the beneficial ownership of our common stock on July 18, 2017 relating to the beneficial ownership of our common stock by those persons known to beneficially own more than 5% of our capital stock and by our directors and executive officers.  The percentage of beneficial ownership for the following table is based on 25,147,346 shares of common stock outstanding.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and does not necessarily indicate beneficial ownership for any other purpose. Under these rules, beneficial ownership includes those shares of common stock over which the stockholder has sole or shared voting or investment power. It also includes shares of common stock that the stockholder has a right to acquire within 60 days after July 18, 2017 pursuant to options, warrants, conversion privileges or other right. The percentage ownership of the outstanding common stock, however, is based on the assumption, expressly required by the rules of the Securities and Exchange Commission, that only the person or entity whose ownership is being reported has converted options or warrants into shares of our common stock.

Security Ownership of Management, Directors and Certain Beneficial Owners

Title of Class	Name of Beneficial Owner(1)	Number Of Shares	Percent Beneficially Owned
Common	Robertson James Orr - CEO and Director(2)	836,327	3.32%
Common	Michael Stebbins - President and Director(2)(3)	1,463,909(3)	5.82%
	All Directors, Officers and Principal Stockholders as a Group	2,300,236	9.14%

(1)

As used in this table, “beneficial ownership” means the sole or shared power to vote, or to direct the voting of, a security, or the sole or shared investment power with respect to Common Stock (i.e., the power to dispose of, or to direct the disposition of, a security).

(2)

The address of each Officer and Director is c/o Bollente Companies, Inc., 8800 N. Gainey Dr., Suite 270, Scottsdale, AZ 85258.

(3)

Of the total shares of Common Stock owned or controlled by Mr. Stebbins, 350,000 shares are held by White Isle Holdings, Inc. and 15,000 shares are held by Core Financial Companies LLC.

Changes in Control

There are no arrangements, known to the Company, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change in control of the Company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Related Persons

In January 2015, the Company executed a sublease agreement with Perigon Companies, LLC, a related party.  The lease term was one year at a rate of $4,000 per month.  The Company paid a refundable security deposit of $1,500. The lease is currently month-to-month at the same rate of $4,000 per month.

In January 2015, the Company executed a sublease agreement with Templar Asset Group, LLC, a related party.  The lease term is one year at a rate of $2,800 per month with an option to continue on a month to month basis.  The Company was not required to pay a security deposit. During the year ended December 31, 2016, the Company received a rent abatement in the amount of $19,600.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

(1) AUDIT FEES

Audit and Non-Audit Fees

The aggregate fees billed for professional services rendered by Seale and Beers, CPAs, for the audit of our annual financial statements and review of the financial statements included in our Form 10-Q or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for fiscal years 2015 and 2016 was $15,000 and $19,100, respectively.

In October 2016, Seale and Beers, CPAs was dismissed as our Independent Registered Public Accountants and we engaged AMC Auditing to serve as the Registrant’s independent registered public accountants.  The aggregate fees billed for professional services rendered by AMC Auditing for the audit of our annual financial statements and review of the financial statements included in our Form 10-Q or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the fiscal year 2016 was $0.

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

3.

Exhibits included or incorporated herein: See index to Exhibits.

Exhibit Number	Exhibit Description
2.1	Acquisition Agreement and Plan of Merger - dated March 3, 2011(3)
2.2	Addendum No. 1 to Acquisition Agreement and Plan of Merger - Dated April 27, 2011(4)
3(i)(a)	Articles of Incorporation of Bollente Companies, Inc. (Formerly Alcantara Brands Corporation)(1)
3(i)(b)	Certificate of Amendment - Name Change - Dated March 2, 2011(2)
3(i)(c)	Certificate of Change - 50:1 Reverse Split - Dated September 23, 2010(2)
3(ii)(a)	Bylaws of Bollente Companies, Inc. (Formerly Alcantara Brands Corporation)(1)
10.1	Sublease Agreement - dated January 1, 2014(5)
10.2	Sublease Agreement -dated January 1, 2015(5)
10.3	Subscription and Royalty Agreement - Bollente International(5)
10.4	Subscription and Royalty Agreement - Bollente International(5)
10.5	Subscription and Royalty Agreement - Bollente International(5)
10.6	Subscription and Royalty Agreement - Bollente International (5)
10.7	Subscription and Royalty Agreement - Bollente International(5)
10.8	Subscription and Royalty Agreement - Bollente International(5)
10.9	Subscription and Royalty Agreement - Bollente International(5)
10.10	Subscription and Royalty Agreement - Bollente International (5)
10.11	Employment Agreement - dated March 1, 2015(5)
10.12	Promissory Note $200,000 dated March 3, 2015(5)
10.13	12% Senior Secured Convertible Promissory Note and Warrants Subscription Agreement -dated 6-2-2016(6)
10.14	12% Senior Secured Convertible Promissory Note and Warrants Subscription Agreement -dated May 20, 2016(6)
10.15	12% Senior Secured Convertible Promissory Note and Warrants Subscription Agreement -dated May 17, 2016(6)
10.16	Loan Agreement and Security Agreement -dated August 2, 2016(6)
10.17	Convertible Promissory Note -dated August 2, 2016(6)
21.1	Subsidiaries of the Company(5)
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act*
32.1	Certification pursuant to 18 U.S.C. Section 350*
101.INS	XBRL Instance
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation
101.DEF	XBRL Taxonomy Extension Definition
101.LAB	XBRL Taxonomy Extension Label
101.PRE	XBRL Taxonomy Extension Presentation

(1)  Incorporated by reference from the Company’s Registration Statement on Form SB-2 filed on March 19, 2008.

(2)  Incorporated by reference from the Company’s Quarterly Report on Form 10-Q filed on November 24, 2010.

(3)  Incorporated by reference from the Company’s Current Report on Form 8-K filed on March 10, 2011.

(4)  Incorporated by reference from the Company’s Current Report on Form 8-K filed on May 6, 2011.

(5)  Incorporated by reference from the Company’s Annual Report on Form 10-K/A filed on November 2, 2016.

(6)  Incorporated by reference from the company’s Quarterly Report on Form 10-Q/A filed on November 3, 2016.

*Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BOLLENTE COMPANIES INC.

By: /s/ Robertson J. Orr

Robertson James Orr, Chief Executive Officer

Date: July 24, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Robertson J. Orr	Chairman of the Board of Directors,	July 24, 2017
Robertson James Orr	Chief Executive Officer (Principal Executive Officer)
and Principal Financial Officer

/s/ Michael Stebbins	Director	July 24, 2017
Michael Stebbins

BOLLENTE COMPANIES INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Bollente Companies Inc.

We have audited the accompanying balance sheets of Bollente Companies Inc. as of December 31, 2016 and the related statements of operations, stockholders’ equity (deficit), and cash flows for the period ended December 31, 2016.  Bollente Companies Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Bollente Companies Inc. as of December 31, 2016 and the results of its operations and its cash flows for the period ended December 31, 2016 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 2 to the financial statements, the Company has negative working capital at December 31, 2016, has incurred recurring losses and recurring negative cash flow from operating activities, and has an accumulated deficit which raises substantial doubt about its ability to continue as a going concern.  Management’s plans concerning these matters are also described in Note 2.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ AMC Auditing

AMC Auditing

Las Vegas, Nevada

July 17, 2017

BOLLENTE COMPANIES, INC.

CONSOLIDATED BALANCE SHEETS

(AUDITED)

	Years Ended
	December 31, 2016	December 31, 2015
ASSETS
Current assets
Cash	$87,134	$3,618
Accounts receivable	116,333	72,533
Inventory	62,836	222,537
Prepaid expenses	220,306	512,103
Total current assets	486,609	810,791

Fixed assets, net of accumulated depreciation	1,478	5,885

Other Assets
Security deposits	1,500	1,500
Trademarks	11,912	8,083
Software	6,667	10,000
Website	1,628	21,160
Total other assets	21,707	40,743

Total assets	$509,794	$857,419

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued liabilities	461,704	679,225
Accrued interest payable - related party	1,642	-
Customer deposits	600	600
Advances	1,300	-
Line of credit - related party	-	16,000
Notes payable- related party	34,150	600
Convertible notes payable - related party, net	488,866	195,000
Total current liabilities	988,262	891,425

Notes payable	-	233,000
Convertible notes payable, net	148,157	-
Total long-term liabilities	148,157	233,000

Total liabilities	1,136,419	1,124,425

Stockholders' equity
Preferred stock, $0.001 par value, 10,000,000 shares authorized, 61,000 shares and 0 issued and outstanding as of December 31, 2016 and December 31, 2015, respectively	61	-
Common stock, $0.001 par value, 100,000,000 shares authorized, 23,722,342 and 19,350,182 shares issued and outstanding as of December 31, 2016 and December 31, 2015, respectively	23,724	19,351
Additional paid in capital	20,382,603	16,763,822
Subscriptions payable	40,000	750,000
Accumulated earnings	(21,073,013)	(17,800,179)
Total stockholders' equity	(626,625)	(267,006)

Total liabilities and stockholders' equity	$509,794	$857,419

See accompanying notes to consolidated financial statements.

BOLLENTE COMPANIES, INC

CONSOLIDATED STATEMENTS OF OPERATIONS

(AUDITED)

	For the Year Ended
	December 31, 2016	December 31, 2015

Revenue	$429,582	$265,504

Cost of goods sold	(490,276)	(342,999)

Gross profit	(60,694)	(77,495)

Operating expenses
General and administrative	866,812	1,688,275
Executive compensation	164,832	266,500
Professional fees	1,797,048	2,499,335

Total operating expenses	2,828,692	4,454,110

Other income (expense)
Other income	193	277,969
Interest expense	(383,641)	(39,716)
Other expense	-	(9)
Total income (expenses)	(383,448)	238,244

Net loss	$(3,272,834)	$(4,293,361)

Net loss per common share - basic	$(0.15)	$(0.23)

Weighted average number of common shares outstanding - basic	$21,139,129	$18,434,686

See accompanying notes to consolidated financial statements.

BOLLENTE COMPANIES, INC

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(AUDITED)

	Preferred Stock		Common Stock		Additional			Stockholders'
	Shares	Amount	Shares	Amount	Paid-in Capital	Subscriptions Payable	Accumulated Deficit	Equity (Deficit)

Balance, December 31, 2014	-	-	16,934,297	16,935	13,725,353	164,375	(13,506,818)	399,845

Shares issued for cash	-	-	1,474,500	1,475	1,473,025	85,000	-	1,559,500
Shares issued to employees	-	-	200,000	200	199,800	10,000	-	210,000
Shares issued for consulting services	-	-	720,085	720	719,365	490,625	-	1,210,710
Shares issued with note payable	-	-	10,000	10	9,990	-	-	10,000
Shares issued for settlement of debts	-	-	11,300	11	11,289	-	-	11,300
Proceeds from royalty payments	-	-	-	-	625,000	-	-	625,000
Net loss	-	-	-	-	-	-	(4,293,361)	(4,293,361)

Balance, December 31, 2015	-	-	19,350,182	19,351	16,763,822	750,000	(17,800,179)	(267,006)

Stock issued for cash	-	-	1,111,100	1,111	743,959	(120,000)	-	625,070
Preferred units issued for cash	77,312	77	-	-	193,203	-	-	193,280
Common shares issued for conversion of preferred shares	(16,312)	(16)	81,560	82	(66)	-	-	-
Stock issued for services	-	-	2,974,500	2,975	1,934,126	(590,000)	-	1,347,101
Shares issued for Debt Term Extension	-	-	160,000	160	159,840	-	-	160,000
Stock issued with notes payable	-	-	45,000	45	44,955	-	-	45,000
Warrants issued with beneficial conversion feature	-	-	-	-	467,764	-	-	467,764
Contributed capital	-	-	-	-	75,000	-		75,000
Net loss	-	-	-	-	-	-	(3,272,834)	(3,272,834)

Balance, December 31, 2016	61,000	61	23,722,342	23,724	20,382,603	40,000	(21,073,013)	(626,625)

See accompanying notes to consolidated financial statements.

BOLLENTE COMPANIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(AUDITED)

	For the Year Ended
	December 31, 2016	December 31, 2015
Cash Flows from Operating Activities
Net loss	$(3,272,834)	$(4,293,361)

Adjustments to reconcile net loss to net cash provided by operating activities:
Shares issued for services	1,157,101	1,420,710
Depreciation and amortization	27,272	23,582
Shares issued for prepaid stock compensation	-	240,450
Non cash interest expense	160,000	-
Amortization of debt discount	137,547	5,000
Changes in assets and liabilities
Increase in accrued interest payable - related party	17,527	4,316
(Increase) decrease in accounts receivable	(43,800)	(18,056)
(Increase) decrease in inventory	159,700	(48,405)
(Increase) decrease in prepaid expenses	481,797	(175,487)
Increase in accounts payable and accrued liabilities	(233,406)	317,384
Net cash used in operating activities	(1,409,096)	(2,523,867)

Cash Flows from Investing Activities:
Purchase of trademarks	(3,828)	(7,258)
Purchase of software	-	(10,000)
Purchase of fixed assets	-	(1,166)
Net cash used in investing activities	(3,828)	(18,424)

Cash Flows from Financing Activities:
Advances	1,300	-
Proceeds from convertible notes payable	510,000	200,000
Proceeds from notes payable	200,550	233,150
Repayments of notes payable	(92,760)	(128,187)
Proceeds from line of credit - related party	36,000	16,000
Repayments of line of credit - related party	(52,000)	-
Proceeds from sale of common stock	625,070	1,559,500
Proceeds from sale of preferred stock	193,280	-
Proceeds from royalty payments	75,000	625,000

Net cash provided by financing activities	1,496,440	2,505,463

Net increase in cash	83,516	(36,828)

Cash, beginning of period	3,618	40,446
Cash, end of period	$87,134	$3,618

Supplemental disclosure of cash flow information
Cash paid for interest	$44,500	$20,000
Cash paid for taxes	$-	$-

Non-cash investing and financing activities:
Shares issued as settlement of accounts payable	$-	$441,128
Shares issued for prepaid services	$190,000	$654,600

See accompanying notes to consolidated financial statements.

BOLLENTE COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016 AND 2015

(AUDITED)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Reclassifications

Certain prior year amounts have been reclassified for consistency with the current period presentation. These reclassifications had no effect on the reported results of operations.

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

BOLLENTE COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016 AND 2015

(AUDITED)

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

Recent Accounting Pronouncements

In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net). ASU 2016-08 clarifies the implementation guidance on principal versus agent considerations and includes indicators to assist an entity in determining whether it controls a specified good or service before it is transferred to the customers. ASU 2016-08 is effective January 1, 2018 to be in alignment with the effective date of ASU 2014-09, as discussed above. Management is currently assessing its procedures for determining revenues derived from principal versus agents in connection with the impact of adopting this new accounting standard on the Company’s condensed consolidated financial statements and does not believe that the adoption of ASU 2016-08 will have a material impact on the Company’s condensed consolidated financial statements.

In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing. The amendments in this update affect the guidance in ASU 2014-09, which is not yet effective. The amendments in ASU 2016-10 clarify the following two aspects of Topic 606: identifying performance obligations and the licensing implementation guidance, while retaining the related principles for those areas. ASU 2016-10 is effective January 1, 2018 to be in alignment with the effective date of ASU 2014-09, as discussed above. Management is currently assessing the potential impact of adopting this new accounting standard on the Company’s condensed consolidated financial statements in connection with revenues recognized from licensing its vast archive of photographic images.

BOLLENTE COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016 AND 2015

(AUDITED)

In May 2016, the FASB issued ASU 2016-12, Revenue from Contracts from Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients. The amendments in this update affect the guidance in ASU 2014-09, which is not yet effective. The core principle of the guidance in Topic 606 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The amendments in ASU 2016-12 do not change the core principle of the guidance in Topic 606, but instead affect only the narrow aspects noted in Topic 606. ASU 2016-12 is effective January 1, 2018 to be in alignment with the effective date of ASU 2014-09, as discussed above. Management evaluated ASU 2016-12 and does not believe the adoption of ASU 2016-12 will have a material impact on the Company’s condensed consolidated financial statements.

In January 2016, the FASB issued ASU 2016-01, Financial Instruments-Overall: Recognition and Measurement of Financial Assets and Financial Liabilities. ASU 2016-01 addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments including requirements to measure most equity investments at fair value with changes in fair value recognized in net income, to perform a qualitative assessment of equity investments without readily determinable fair values, and to separately present financial assets and liabilities by measurement category and by type of financial asset on the balance sheet or the accompanying notes to the financial statements. ASU 2016-01 will be effective for the Company beginning on January 1, 2018, and will be applied by means of a cumulative effect adjustment to the balance sheet, except for effects related to equity securities without readily determinable values, which will be applied prospectively. Management is currently evaluating the potential impact of adopting this new accounting standard on the Company’s condensed consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases, which requires an entity to recognize long-term lease arrangements as assets and liabilities on the balance sheet of the lessee. Under ASU 2016-02, a right-of-use asset and lease obligation will be recorded for all long-term leases, whether operating or financing, while the income statement will reflect lease expense for operating leases and amortization/interest expense for financing leases. The amendments also require certain new quantitative and qualitative disclosures regarding leasing arrangements. ASU 2016-02 will be effective for the Company beginning on January 1, 2019. Lessees must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. Early adoption is permitted. Management does not believe the adoption of ASU 2016-02 will have a material impact on the Company’s condensed consolidated financial statements.

In March 2016, the FASB issued ASU 2016-05, Derivatives and Hedging: Effect of Derivative Contract Novations on Existing Hedge Accounting Relationships, which clarifies that a change in the counterparty to a derivative instrument that has been designated as a hedging instrument would not, in and of itself, be considered a termination of the derivative instrument, provided that all other hedge accounting criteria continue to be met. ASU 2016-05 is effective for the Company beginning on January 1, 2017. Early adoption is permitted, including in an interim period. Management evaluated ASU 2016-05 and does not believe the adoption of this new accounting standard will have a material impact on the Company’s condensed consolidated financial statements.

In March 2016, the FASB issued ASU 2016-06, Derivatives and Hedging (Topic 815): Contingent Put and Call Options in Debt Instruments, which aims to reduce the diversity of practice in identifying embedded derivatives in debt instruments. ASU 2016-06 clarifies that the nature of an exercise contingency is not subject to the “clearly and closely” criteria for purposes of assessing whether the call or put option must be separated from the debt instrument and accounted for separately as a derivative. ASU 2016-06 will be effective for the Company beginning on January 1, 2017. Management evaluated ASU 2016-06 and does not believe the adoption of this this new accounting standard will have a material impact on the Company’s condensed consolidated financial statements effective January 1, 2017.

BOLLENTE COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016 AND 2015

(AUDITED)

In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation: Improvements to Employee Share-Based Payment Accounting. ASU 2016-09 simplifies several aspects of the accounting and presentation of share-based payment transactions, including the accounting for related income taxes consequences and certain classifications within the statement of cash flows. ASU 2016-09 is effective for the Company beginning on January 1, 2017. Management evaluated the impact of adopting ASU 2016-09 and does not believe the new accounting standard will have a material impact on the Company’s condensed consolidated financial statements.

In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments” (“ASU 2016-15”). ASU 2016-15 will make eight targeted changes to how cash receipts and cash payments are presented and classified in the statement of cash flows. ASU 2016-15 is effective for fiscal years beginning after December 15, 2017. The new standard will require adoption on a retrospective basis unless it is impracticable to apply, in which case it would be required to apply the amendments prospectively as of the earliest date practicable. The Company is currently in the process of evaluating the impact of ASU 2016-15 on its condensed consolidated financial statements.

In November 2016, the FASB issued ASU 2016-18, “Statement of Cash Flows (Topic 230)”, requiring that the statement of cash flows explain the change in the total cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. This guidance is effective for fiscal years, and interim reporting periods therein, beginning after December 15, 2017 with early adoption permitted. The provisions of this guidance are to be applied using a retrospective approach which requires application of the guidance for all periods presented. The Company is currently evaluating the impact of the new standard. Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the consolidated financial statements filed with this annual report.

In December 2016, the FASB issued ASU 2016-20, “Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers”. The amendments in this Update affect the guidance in Update 2014-09, which is not yet effective. The effective date and transition requirements for the amendments are the same as the effective date and transition requirements for Topic 606 (and any other Topic amended by Update 2014-09). Accounting Standards Update No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, defers the effective date of Update 2014-09 by one year.

Fair value of financial instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2016. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash and accounts payable. Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

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

BOLLENTE COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016 AND 2015

(AUDITED)

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

NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. As a result, the Company incurred accumulated net losses for the year ended December 31, 2016 of ($21,073,013).

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

NOTE 3 - INVENTORY

Inventories consist of the following at:

	December 31, 2016	December 31, 2015

Raw materials	$--	$42,061
Finished goods	62,836	180,476
Total	$62,836	$222,537

NOTE 4 - WEBSITE

Website consists of the following at:

	December 31, 2016	December 31, 2015
Website	$58,598	$58,598

Less: Accumulated amortization	(56,970)	(37,438)

Website, net	$1,628	$21,160

Amortization expense from continuing operations for the years ended December 31, 2016 and 2015 was $19,533 and $19,533, respectively.

NOTE 5 -RELATED PARTY

As of December 31, 2016 and 2015, the Company had two notes payable due to an officer and director of the Company in amount of $34,150 and $600, respectively. The notes have interest rate that range from 0%-8% with due dates ranging from on demand through April 2017.

BOLLENTE COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016 AND 2015

(AUDITED)

As of December 31, 2016 and 2015, the Company had a line of credit due to a Company controlled by an officer and director of the Company in amount of $0 and $16,000, respectively. During the year ended December 31, 2016 and 2015 the Company received advances $36,000 and $16,000 and made payments of $52,000 and $0, respectively.

NOTE 6 - NOTES PAYABLE

Notes payable consist of the following at:

	December 31, 2016	December 31, 2015
Note payable from a shareholder, secured, 12% interest, due May 2017	$82,240	$--

Note payable from a shareholder, secured, 12% interest, due March 2017	300,000	200,000

Note payable to an officer, director and shareholder, unsecured, 5% interest, due June 2017	125,000	195,000

Total Notes Payable	$507,240	$395,000

Less Discounts	(18,374)	--

Total Notes Payable	$488,866	$395,000

Less current portion	(488,866)	(195,000)

Total Notes Payable - long term	$--	$233,000

Convertible notes payable, net of debt discount consist of the following:

	December 31, 2016	December 31, 2015
Convertible note payable from a shareholder, secured, 12% interest, due May 2018, convertible at $1 per share	$10,000	$--

Convertible note payable from a shareholder, secured, 12% interest, due May 2018, convertible at $1 per share	50,000	--

Convertible note payable from a shareholder, secured, 12% interest, due June 2018, convertible at $1 per share	50,000	--

Convertible note payable from a shareholder, secured, 12% interest, due August 2018, convertible at $1 per share	50,000	--

Convertible note payable from an entity owned and controlled by a shareholder, secured, 12% interest, due 120 days after delivery of payment notice from lender or August 2018, convertible at $0.25 per share	350,000	--

Convertible notes payable - Long Term	$510,000	$--

Less discount	(361,843)	--

Convertible notes payable, net	$148,157	$--

BOLLENTE COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016 AND 2015

(AUDITED)

As of September 30, 2016, the Company issued $160,000 of principal amount of 12% secured convertible promissory notes and warrants to purchase our common stock. The notes are due between May and August 2018 and bear interest of percent (12%). The notes are secured by all of the Company’s assets. The outstanding principal amounts and accrued but unpaid interest of the notes are convertible at any time at the option of the holder into common stock at a conversion price of $1.00 per share. The notes the were issued with warrants to purchase up to 160,000 shares of the Company’s common stock at an exercise price of $1.50 per share. The warrants are exercisable at any time. The warrants are exercisable until five (5) years after the closing date.

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

On August 2, 2016, the Company entered into a Loan Agreement and Security Agreement (“Loan Agreement”) with Built-Right Holdings, LLC, an Arizona limited liability company (“Lender”). The Manager of Built-Right Holdings, LLC is 4C Management, Inc., whose Vice President is Rod Cullum, a consultant and shareholder of the Company. Pursuant to the Loan Agreement, Lender agreed to lend the Company $1 Million (the “Loan”). The Loan, which is evidenced by the Company’s Convertible Promissory Note dated August 2, 2016 (the “Note”), bears interest at the rate of twelve percent (12%) per annum and is due August 1, 2018. The Note is secured by a first priority security interest on all of the Company’s assets. The outstanding principal amount and accrued but unpaid interest of the Loan is convertible at any time at the option of the Lender into common stock at a conversion price of $0.25 per share. As of the date of this filing $350,000 has been received.

As an inducement to Lender to provide the Loan, the Company issued to Lender warrants (the “Warrants”) to purchase 1,000,000 shares of the Company’s common stock (the “Shares”) at an exercise price of $1.00 per share. The Warrants are exercisable in whole or in part at any time or from time to time on or after August 2, 2016 and until August 1, 2021.

Interest expense for the years ended December 31, 2016 and 2015 was $383,641 and $39,716, respectively.  Amortization of debt discount associated with the fair value of the warrants was $137,549 for the year ended December 31, 2016. As of December 31, 2016 and 2015 the Company had accrued interest expense related to the notes payable in the amount of $39,249 and $4,320, respectively.

NOTE 7 - ROYALTY PAYMENTS

The Company has agreed to allow accredited investors the ability to receive a royalty on products sold in an effort to fund its distribution and marketing advances internationally by purchasing units.  Each unit represents 0.625% royalty interest in the Gross Margin of product sold by Bollente International, Inc., costing $25,000 per unit. As of December 31, 2016, twenty-eight units have been sold totaling $700,000.  This amount is included in additional paid in capital since there is no obligation to repay the funds.

BOLLENTE COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016 AND 2015

(AUDITED)

NOTE 8 - COMMITMENTS AND CONTINGENCIES

Office Lease

In January 2015, the Company executed a sublease agreement with Perigon Companies, LLC, a related party.  The lease term is one year at a rate of $4,000 per month with an option to continue on a month to month basis.  The Company paid a refundable security deposit of $1,500.

In January 2015, the Company executed a sublease agreement with Templar Asset Group, LLC, a related party.  The lease term is one year at a rate of $2,800 per month with an option to continue on a month to month basis.  The Company was not required to pay a security deposit. During the year ended December 31, 2016, the Company received a rent abatement in the amount of $19,600.

Rent expense for the year ended December 31, 2016 and 2015 was $62,000 and $85,877, respectively.

Executive Employment Agreements

The Company has an employment agreement with the CEO/President to perform duties and responsibilities as may be assigned. The base salary is in the amount of $75,000 per annum plus an annual bonus of 120,000 shares of common stock commencing on March 31, 2016 and ending February 28, 2017 with an option renewal on (March 1) thereafter.

The Company has an employment agreement with the President to perform duties and responsibilities as may be assigned. The base salary is in the amount of $125,000 per annum plus an one time bonus of 250,000 shares of common stock commencing on October 1, 2016 and ending September 30, 2017 with an option renewal on September 15, 2017.

NOTE 9 - STOCK WARRANTS

As of December 31, 2016, the Company issued warrants to purchase 160,000 shares of the Company’s common stock at an exercise price of $1.50 per share to three accredited investors in connection with 12% secured convertible promissory note financing. The warrants are exercisable at any time until five (5) years after the closing date. On August 2, 2016, the Company reduced the warrant exercise price of the warrant holders’ warrants from $1.50 to $1.00 per share.

On August 2, 2016, The Company issued warrants to purchase 1,000,000 shares of the Company’s common stock at an exercise price of $1.00 per share to one accredited investor in connection with loan agreement and security agreement dated August 2, 2016. The warrants are exercisable in whole or in part at any time or from time to time on or after August 2, 2016 and until August 1, 2021.

As of December 31, 2016, we issued 77,312 warrants to purchase 77,312 shares of the Company’s common stock at an exercise price of $1.00 per share associated with conversion of the Company’s 6% Series A Convertible Preferred Stock (“Preferred Stock”). The warrants are exercisable at any time until three (3) years after the closing date.

BOLLENTE COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016 AND 2015

(AUDITED)

Summary of warrant activity for the years ended December 31, 2016 and 2015 is presented below:

	Number of Shares Granted	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
December 31, 2015	--	$--	--	$--
Grants	1,237,312	1.00	1.00	(542,313)
Expired	--	--	--	--
December 31, 2016	1,237,312	$1.00	1.00	$(542,313)

Exercise Price Range	Shares Outstanding	Shares Exercisable	Weighted Contractual Life Remaining (years)	Weighted Average Exercise price
$1.00	1,237,312	1,237,312	3.82	1.00

NOTE 10 - INCOME TAXES

For the year ended December 31, 2016, the cumulative net operating loss carry-forward from continuing operations is approximately $18,315,368 at December 31, 2016, and will expire beginning in the year 2030.

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows as of December 31, 2016 and 2015:

	2016	2015
Deferred tax asset attributable to:
Net operating loss carryover	$6,234,025	$5,569,019
Valuation allowance	(6,234,025)	(5,569,019)
Net deferred tax asset	$--	$--

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of approximately $18,335,368 for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carry forwards may be limited as to use in future years.

NOTE 11 - STOCKHOLDERS’ EQUITY

The Company is authorized to issue 10,000,000 shares of it $0.001 par value preferred stock and 100,000,000 shares of its $0.001 par value common stock.

Each share of Preferred Stock is convertible, at any time, at the option of the holder, is convertible into five shares of our common stock and one warrant to purchase one share of our common stock at $1.00 per share. All Preferred Stock will be automatically converted into shares of the Company’s common stock and warrants after three years from the original issue date of the Preferred Stock.

During the year ended December 31, 2016, the Company issued 1,111,100 shares of common stock for cash received of $625,070, of which $120,000 of the funds were received during the year ended December 31, 2015 and recorded as stock payable.

BOLLENTE COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016 AND 2015

(AUDITED)

During the year ended December 31, 2016, the Company issued 77,312 units consisting of shares of preferred stock and one warrant. During the year shareholder converted 16,312 shares of preferred stock into 81,560 shares of common stock.

During the year ended December 31, 2016, the Company issued 2,974,500 shares of common stock for services totaling $1,347,101. Of which $590,000 of the services were received during the year ended December 31, 2015 and recorded as stock payable.

During the year ended December 31, 2016, 2016, the Company issued 45,000 shares of common stock as part of a loan. The fair value of the shares was $45,000.

During the year ended December 31, 2016 the Company agreed to issue 110,000 shares to three lenders to agree to subordinate their debt. The shares were valued at $110,000.

During the year ended December 31, 2016, the Company issued 50,000 shares of common stock as part of a loan. The fair value of the shares was $50,000.

NOTE 12 - SUBSEQUENT EVENT

Subsequent to year end, the Company issued 605,000 shares of common stock with a fair value of $121,000 for services.

Subsequent to year end, the Company issued 1,150,000 shares of common stock for cash received of $240,000, of which $30,000 of the funds were received during the year ended December 31, 2016 and recorded as stock payable.

Subsequent to year end, the Company issued 10,000 units consisting of shares of preferred stock and one warrant for $25,000 cash.

Subsequent to year end, the Company repurchased and retired 300,000 shares of common stock for $84,000.