Form 10-Q
period 2017-03-31
Bollente Companies Inc.
filed 2017-08-02
CIK 1429393

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

The number of shares of Common Stock, $0.001 par value, outstanding on July 27, 2017, was 25,699,346 shares.

BOLLENTE COMPANIES INC.

QUARTERLY PERIOD ENDED MARCH 31, 2017

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

BOLLENTE COMPANIES, INC.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	For the Period Ended
	March 31, 2017	December 31, 2016
ASSETS
Current assets
Cash	$66,664	$87,134
Accounts receivable	78,515	116,333
Inventory	47,042	62,836
Prepaid expenses	290,615	220,306
Total current assets	482,836	486,609

Fixed assets, net of accumulated depreciation	648	1,478

Other Assets
Security deposits	1,500	1,500
Trademarks	11,912	11,912
Software	5,834	6,667
Website	-	1,628
Total other assets	19,246	21,707
Total assets	$502,730	$509,794

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued liabilities	473,429	461,704
Accrued interest payable - related party	17,978	1,642
Customer deposits	600	600
Advances	1,300	1,300
Notes payable- related party	34,150	34,150
Notes payable, net of debt discount	485,865	488,866
Total current liabilities	1,013,322	988,262

Convertible notes payable - related party, net	325,828	148,157
Total long-term liabilities	325,828	148,157
Total liabilities	1,339,150	1,136,419

Stockholders' equity
Preferred stock, $0.001 par value, 10,000,000 shares authorized, 71,000 shares and 61,000 issued and outstanding as of March 31, 2017 and December 31, 2015, respectively	71	61
Common stock, $0.001 par value, 100,000,000 shares authorized, 25,147,342 and 23,722,342 shares issued and outstanding as of March 31, 2017 and December 31, 2015, respectively	25,147	23,724
Additional paid in capital	20,667,170	20,382,603
Subscriptions payable	26,000	40,000
Accumulated earnings	(21,554,808)	(21,073,013)
Total stockholders' equity	(836,420)	(626,625)
Total liabilities and stockholders' equity	$502,730	$509,794

See accompanying notes to consolidated financial statements.

BOLLENTE COMPANIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Quarters Ended
	March 31, 2017	March 31, 2016

Revenue	$115,308	$115,524

Cost of goods sold	(63,945)	(99,143)

Gross profit	51,363	16,381

Operating expenses
General and administrative	86,943	445,354
Salaries and wages	87,009	48,750
Research and development	52,149	931
Professional fees	166,608	566,106
Total operating expenses	392,709	1,061,141

Other expenses
Other income	-	193
Interest expense	(140,449)	(16,269)
Total expenses	(140,449)	(16,076)

Net loss	$(481,795)	$(1,060,836)

Net loss per common share - basic	$(0.02)	$(0.05)

Weighted average number of common shares oustanding - basic	$24,008,295	$20,229,284

See accompanying notes to consolidated financial statements.

BOLLENTE COMPANIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Quarters Ended
	March 31, 2017	March 31, 2016
Cash Flows from Operating Activities
Net loss	$(481,795)	$(1,060,836)
Adjustments to reconcile net loss to net cash provided by operating activities:
Shares issued for services	121,000	743,000
Depreciation and amortization	3,292	5,985
Shares issued for prepaid stock compensation	-	22,953
Amortization of debt discount	65,084	2,500
Changes in assets and liabilities
(Increase) decrease in accounts receivable	37,818	(17,492)
(Increase) decrease in inventory	15,794	88,225
(Increase) decrease in prepaid expenses	(70,309)	16,703
Increase in accounts payable and accrued liabilties	11,725	19,311
Increase in accrued interest payable - related party	16,336	(1,497)
Net cash used in operating activities	(281,055)	(181,148)

Cash Flows from Investing Activities:
Purchase of Trademarks	-	(2,381)
Net cash used in investing activities	-	(2,381)

Cash Flows from Financing Activities:
Proceeds from notes payable	120,000	-
Repayments from notes payable	(10,415)	-
Proceeds from line of credit - related party	5,000	12,000
Repayments on line of credit - related party	(5,000)	(10,500)
Proceeds from sale of common stock, net of offering costs	210,000	155,000
Proceeds from sale of preferred stock	25,000	-
Proceeds from royalty payments	-	25,000
Repurchase of of common stock	(84,000)	-
Net cash provided by financing activities	260,585	181,500

Net increase in cash	(20,470)	(2,029)

Cash, beginning of period	87,134	3,618

Cash, end of period	$66,664	$1,589

Supplemental disclosure of cash flow information
Cash paid for interest	$14,835	$-
Cash paid for taxes	$-	$-

Non-cash investing and financing activities:
Shares issued for prepaid stock compensation	$-	$100,000

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

BOLLENTE COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

Inventory

The cost of our inventory includes the amount we pay to our suppliers to acquire inventory, freight costs incurred in connection with the delivery of product to our distribution centers.  Net realizable value represents the estimated selling price less all estimated costs of completion and costs to be incurred in marketing, selling and distribution.

Revenue recognition

The Company records revenue when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable and collectability is probable. The Company records revenue from the sale of product upon shipment or delivery of the products to the customer. The Company also records the shipping income when the products are sent to the customer.

Fair value of financial instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of March 31, 2017. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash and accounts payable. Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

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

BOLLENTE COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

BOLLENTE COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. As a result, the Company incurred accumulated net losses for the year ended March 31, 2017 of ($21,554,808).

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

BOLLENTE COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 3 - INVENTORY

Inventories consist of the following at:

	March 31, 2017	December 31, 2016
Finished goods	$47,042	$62,836
Total	$47,042	$62,836

Inventory purchases are prepaid up to 70% during the manufacturing process, with the final 30% being paid upon shipment. The Company inventory is shipped from the manufacturer to the Company via FOB shipping point and as such is included in the Company’s inventory at the point of shipment. As of March 31, 2017, and December 31, 2016, the Company had prepaid inventory of $262,519 and $178,379, respectively.

NOTE 4 - WEBSITE

Website consists of the following at:

	March 31, 2017	December 31, 2016
Website	$58,598	$58,598
Less: Accumulated amortization	(58,598)	(56,970)
Website, net	$--	$1,628

Amortization expense from continuing operations for the three months ended March 31, 2017 and 2016 was $1,628 and $4,883, respectively.

NOTE 5 - RELATED PARTY

As of March 31, 2017 and December 31, 2016, the Company had two notes payable due to an officer and director of the Company in amount of $34,150 and $34,150, respectively. The notes have interest rate that range from 0%-8% with due dates ranging from on demand through April 2017.

BOLLENTE COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 6 - NOTES PAYABLE

Notes payable consist of the following at:

	March 31, 2017	December 31, 2016
Note payable from a shareholder, secured, 12% interest, due May 2017	71,826	82,240

Note payable from a shareholder, secured, 12% interest, due March 2017	300,000	300,000

Note payable to an officer, director and shareholder, unsecured, 5% interest, due June 2017	125,000	125,000

Total Notes Payable	$496,826	$507,240

Less Discounts	(10,961)	(18,374)

Total Notes Payable	$485,865	$488,866

Less current portion	(485,865)	(488,866)

Total Notes Payable, net	$--	$--

Interest expense including amortization of the associated debt discount for the three months ended March 31, 2017 and 2016 was $28,360 and $16,076, respectively.

BOLLENTE COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Convertible notes payable, net of debt discount consist of the following:

	March 31, 2017	December 31, 2016
Convertible note payable from a shareholder, secured, 12% interest, due May 2018, convertible at $1 per share	$10,000	$10,000

Convertible note payable from a shareholder, secured, 12% interest, due May 2018, convertible at $1 per share	50,000	50,000

Convertible note payable from a shareholder, secured, 12% interest, due June 2018, convertible at $1 per share	50,000	50,000

Convertible note payable from a shareholder, secured, 12% interest, due August 2018, convertible at $1 per share	50,000	50,000

Convertible note payable from an entity owned and controlled by a shareholder, secured, 12% interest, due 120 days after delivery of payment notice from lender or August 2018, convertible at $0.25 per share	470,000	350,000

Convertible notes payable - Long Term	$630,000	$510,000

Less discount	(304,172)	(361,843)

Convertible notes payable, net	$325,828	$148,157

Interest expense including amortization of the associated debt discount for the three months ended March 31, 2017 and 2016 was $82,027 and $0, respectively.

NOTE 7 - COMMITMENTS AND CONTINGENCIES

Office Lease

In January 2015, the Company executed a sublease agreement with Perigon Companies, LLC, a related party.  The lease term is one year at a rate of $4,000 per month with an option to continue a month to month basis.  The Company paid a refundable security deposit of $1,500.

In January 2015, the Company executed a sublease agreement with Templar Asset Group, LLC, a related party.  The lease term is one year at a rate of $2,800 per month with an option to continue a month to month basis.  The Company was not required to pay a security deposit.

BOLLENTE COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Rent expense for the three months ended March 31, 2017 and 2016 was $20,400 and $20,400, respectively.

Executive Employment Agreements

The Company has an employment agreement with the CEO/President to perform duties and responsibilities as may be assigned. The base salary is in the amount of $75,000 per annum plus an annual bonus of 120,000 shares of common stock commencing on March 31, 2016 and ending February 28, 2017 with an option renewal on (March 1) thereafter.

The Company has an employment agreement with the President to perform duties and responsibilities as may be assigned. The base salary is in the amount of $125,000 per annum plus a one-time bonus of 250,000 shares of common stock commencing on October 1, 2016 and ending September 30, 2017 with an option renewal on September 15, 2017.

NOTE 8 - STOCK WARRANTS

On March 23, 2017, the Company issued five year warrants to purchase 4,000 shares of the Company’s common stock at an exercise price of $1.00 per share to one accredited investor in connection with a subscription and purchase agreement dated March 23, 2017.

The following is a summary of stock warrants activity during the year ended March 31, 2017 and December 31, 2016.

	Number of Shares	Weighted Average Exercise Price
Balance, December 31, 2015	--	$--
Warrants granted and assumed	--	$--
Warrants expired	--	--
Warrants canceled	--	--
Warrants exercised	--	--
Balance, December 31, 2016	1,237,312	$1.00
Warrants granted and assumed	4,000	$--
Warrants expired	--	--
Warrants canceled	--	--
Warrants exercised	--	--
Balance, March 31, 2017	1,241,312	$1.00

As of March 31, 2017, there are warrants exercisable to purchase 1,241,312 shares of common stock in the Company.

BOLLENTE COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 9 - STOCKHOLDERS’ EQUITY

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

During the quarter ended March 31, 2017, the Company issued 1,150,100 shares of common stock for cash received of $230,000, of which $30,000 of the funds were received during the year ended December 31, 2016 and recorded as stock payable.

During the quarter ended March 31, 2017, the Company received $10,000 cash for the purchase of common stock. As of March 31, 2017, no shares have been issued and the amount is recorded as stock payable.

During the quarter ended March 31, 2017, the Company issued 10,000 units consisting of shares of preferred stock for $25,000 cash.

During the quarter ended March 31, 2017, the Company repurchased and retired 300,000 shares of common stock for $84,000.

During the quarter ended March 31, 2017, the Company issued 575,100 shares of common stock with a fair value of $115,000 for services.

During the quarter ended March 31, 2017, the Company was obligated to issue 30,000 share of common stock valued at $6,000 for services. As of March 31, 2017, the shares have not been issued and have be recorded as stock payable.

NOTE 10 - SUBSEQUENT EVENT

Subsequent to quarter end, the Company issued 125,000 shares of common stock with a fair value of $25,000 for services.

Subsequent to quarter end, the Company issued 380,000 shares of common stock for cash received of $380,000, of which $10,000 of the funds were received during the quarter ended March 31, 2017 and recorded as stock payable.

Subsequent to quarter end, the Company issued 5,000 shares of preferred stock for $12,500 cash.

On May 2, 2017, the Company issued two convertible promissory notes and 30,000 warrants for total proceeds of $150,000 The notes bear interest at ten percent (10%) per annum and are due May 2, 2020. The outstanding principal amount and accrued but unpaid interest of the Loan is convertible at any time at the option of the Lender into common stock at a conversion price of $0.50 per share.

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

On September 1, 2016, the Company filed a Certificate of Designation (the “Certificate of Designation”) with the Secretary of State of the State of Nevada to establish the preferences, limitations and relative rights of its 6% Series A Convertible Preferred Stock, convertible, at any time, at the option of the holder, into five shares of our common stock and one warrant to purchase one share of our common stock at $1.00 per share. All Preferred Stock will be automatically converted into shares of the Company’s common stock and warrants after three years from the original issue date of the Preferred Stock. The Certificate of Designation became effective upon filing.

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

Our trutankless® water heaters were officially launched in the first quarter of 2014 and is sold throughout the wholesale plumbing distribution channel. We began generating revenue in the first quarter of 2014. As of the fiscal year ended December 31, 2014, we generated $238,912 in revenue. As of the fiscal year ended December 31, 2015, we generated $265,504 in revenue. As of the fiscal year ended December 31, 2016, we generated $429,582 in revenue. As of the three months ended March 31, 2017, we generated $115,308 in revenue.

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

RESULTS OF OPERATIONS

Results of Operations for the three months ended March 31, 2017 compared with the three months ended March 31, 2016.

Revenues

In the three months ended March 31, 2017, we generated $115,308 in revenues, as compared to $115,527 in revenues in the prior year. Cost of goods sold was $63,945, as compared to $99,143 in the three months ended March 31, 2016. This decrease in cost of goods sold was primarily attributable to a decrease in cost of inventory.

To the knowledge of management, the Company is unaware of any trends or uncertainties in the sales or costs of our products and services for the periods discussed.

Gross Profit

Our gross profit increased $67,744, or approximately 414%, to $51,363 for the three months ended March 31, 2017 from ($16,381) for the three months ended March 31, 2016. This increase in gross profit was primarily attributable to a decrease in cost of products sold.

Expenses

Operating expenses totaled $392,709 during the three months ended March 31, 2017 as compared to $1,061,141 in the prior year. In the three month period ended March 31, 2017, our expenses primarily consisted of General and Administrative of $86,943, Salaries and wages of $87,009, Research and Development of $52,149, and Professional fees of $166,608.

General and administrative fees decreased $358,411, or approximately 80% to $86,943 for the three months ended March 31, 2017 from $445,354 for the three months ended March 31, 2016.  This decrease was primarily due to a decrease in wages and marketing.

Salaries and wages increased $38,529, or approximately 78% to $87,009 for the three months ended March 31, 2017 from $48,750 for the three months ended March 31, 2016.  Salaries and wages decreased due to a increase in cash and stock based compensation to the President of the Company.

Research and development increased $51,218, or approximately 550% to $52,149 for the three months ended March 31, 2017 from $931 for the three months ended March 31, 2016.  This increase is attributed primarily to the Company spending more towards developing its technology.

Professional fees decreased $399,498, or approximately 71% to $166,608 for the three months ended March 31, 2017 from $566,106 for the three months ended March 31, 2016.  Professional fees decreased due to a decrease in consulting fee associated with business development.

Other Expenses

Interest expense increased $124,180 to $140,449 in the three months ended March 31, 2017 from $16,269 in the three months ended March 31, 2016. The increase was the result of an increase in notes payable with interest accruals.

Net Loss

In the three months ended March 31, 2017, we generated a net loss of $481,795, a decrease of $579,041 from $1,060,836 for the three months ended March 31, 2016. This decrease was attributable to decreased consulting fees associated with business development and the Company spending less towards developing its technology.

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

Liquidity and Capital Resources

At March 31, 2017, we had an accumulated deficit of $21,554,808. Primarily because of our history of operating losses and our recording of note payables, we have a working capital deficiency of $530,486 at March 31, 2017. Losses have been funded primarily through issuance of common stock and borrowings from our stockholders and third-party debt. As of March 31, 2017, we had $66,664 in cash, $78,515 in accounts receivable, $47,042 in inventory, and $290,615 in prepaid expenses. We used net cash in operating activities of $281,055 for the three months ended March 31, 2017.

6% Series A Convertible Preferred Securities Purchase Agreement

As of the quarter ended March 31, 2017, we sold 10,000 shares of our 6% Series A Convertible Preferred Stock (“Preferred Stock”) to one accredited investors. Each share of Preferred Stock is convertible, at any time, at the option of the holder, into five shares of our common stock and one warrant to purchase one share of our common stock at $1.00 per share. All Preferred Stock will be automatically converted into shares of the Company’s common stock and warrants after three years from the original issue date of the Preferred Stock. The Preferred Stock was issued pursuant to the exemption from registration afforded by Section 4(2) of the Securities Act of 1933 as a transaction by an issuer not involving any public offering.

Cash Flows from Operating, Investing and Financing Activites

The following table provides detailed information about our net cash flow for all financial statement periods presented in this Quarterly Report. To date, we have financed our operations through the issuance of stock and borrowings.

The following table sets forth a summary of our cash flows for the three months ended March 31, 2017 and 2016:

	Three months ended March 31,
	2017	2016
Net cash used in operating activities	$(281,055)	$(181,148)
Net cash used in investing activities	-	(2,381)
Net cash provided by financing activities	260,585	181,500
Net increase/(decrease) in Cash	(20,470)	(2,029)
Cash, beginning	87,134	3,618
Cash, ending	$66,664	$1,589

Operating activities - Net cash used in operating activities was $281,055 for the three months ended March 31, 2017, as compared to $181,148 used in operating activities for the same period in 2016. The decrease in net cash used in operating activities was primarily due to a higher volume of units sold and decrease in research and development and consulting contract cost.

Investing activities - Net cash provided by financing activities for the three months ended March 31, 2017 was $0, as compared to $2,381 for the same period of 2016. The decrease of net cash provided by financing activities was mainly attributable to the purchase of trademarks during the prior period.

Financing activities - Net cash provided by financing activities for the three months ended March 31, 2017 was $260,585, as compared to $181,500 for the same period of 2016. The decrease of net cash provided by financing activities was mainly attributable to less equity financing.

Ongoing Funding Requirements

As of March 31, 2017, we continue to use traditional and/or debt financing to provide the capital we need to run the business. It is possible that we may need additional funding to enable us to fund our operating expenses and capital expenditures requirements.

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

Item 1A. Risk Factors

The risk factors listed in our 2016 Form 10-K, filed with the Securities Exchange Commission on July 26, 2017, are hereby incorporated by reference.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the quarter ended March 31, 2017, we issued 1,150,100 shares of common stock for cash received of $230,000, of which $30,000 of the funds were received during the year ended December 31, 2016 and recorded as stock payable.

During the quarter ended March 31, 2017, we received $10,000 cash for the purchase of common stock. As of March 31, 2017, no shares have been issued and the amount is recorded as stock payable.

During the quarter ended March 31, 2017, we issued 575,100 shares of common stock with a fair value of $115,000 for services.

During the quarter ended March 31, 2017, the Company was obligated to issue 30,000 share of common stock valued at $6,000 for services. As of March 31, 2017, the shares have not been issued and have be recorded as stock payable.

During the quarter ended March 31, 2017, we issued 10,000 units consisting of shares of preferred stock and one warrant for $25,000 cash.

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

Subsequent Issuances

Subsequent to quarter end, we issued 125,000 shares of common stock with a fair value of $25,000 for services.

Subsequent to quarter end, we issued 380,000 shares of common stock for cash received of $380,000, of which $10,000 of the funds were received during the quarter ended March 31, 2017 and recorded as stock payable.

Subsequent to quarter end, we issued 5,000 shares of preferred stock for $12,500 cash.

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

Issuance of Warrants

Subsequent to the quarter end, we issued warrants to purchase 10,000 shares of the Company’s common stock at an exercise price of $1.00 per share to one accredited investor in connection with 10% secured convertible promissory note financing. The warrants are exercisable at any time until five (5) years after the closing date. The outstanding principal amount and accrued but unpaid interest of the note is convertible at any time at the option of the Lender into common stock at a conversion price of $0.50 per share.

Additionally, subsequent to the quarter end, we issued warrants to purchase 20,000 shares of the Company’s common stock at an exercise price of $1.00 per share to one accredited investor in connection with 10% secured convertible promissory note financing. The warrants are exercisable at any time until five (5) years after the closing date. The outstanding principal amount and accrued but unpaid interest of the note is convertible at any time at the option of the Lender into common stock at a conversion price of $0.50 per share.

The warrants were issued pursuant to the exemption from registration afforded by Section 4(2) of the Securities Act of 1933 as a transaction by an issuer not involving any public offering.

Issuer Purchases of Equity Securities

During the quarter ended March 31, 2017, we repurchased and retired 300,000 shares of common stock for $84,000.

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

Date: August 1, 2017