Form 10-Q
period 2017-06-30
Bollente Companies Inc.
filed 2017-08-14
CIK 1429393

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

The number of shares of Common Stock, $0.001 par value, outstanding on August 11, 2017, was 25,699,346 shares.

BOLLENTE COMPANIES INC.

QUARTERLY PERIOD ENDED JUNE 30, 2017

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

BOLLENTE COMPANIES, INC.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	For the Period Ended
	June 30, 2017	December 31, 2016
ASSETS
Current assets
Cash	$15,605	$87,134
Accounts receivable	116,539	116,333
Inventory	218,208	62,836
Prepaid expenses	148,027	220,306
Total current assets	498,379	486,609

Fixed assets, net of accumulated depreciation	648	1,478

Other Assets
Security deposits	1,500	1,500
Trademarks	11,912	11,912
Software	5,005	6,667
Website	-	1,628
Total other assets	18,417	21,707
Total assets	$517,444	$509,794

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued liabilities	520,186	461,704
Accrued interest payable - related party	3,642	1,642
Customer deposits	600	600
Advances	1,300	1,300
Line of credit - related party	17,500	-
Notes payable- related party	34,150	34,150
Notes payable, net of debt discount	496,364	488,866
Total current liabilities	1,073,742	988,262

Convertible notes payable - related party, net	679,714	148,157
Total long-term liabilities	679,714	148,157
Total liabilities	1,753,456	1,136,419

Stockholders' equity
Preferred stock, $0.001 par value, 10,000,000 shares authorized, 76,000 shares and 61,000 issued and outstanding as of June 30, 2017 and December 31, 2016, respectively	76	61
Common stock, $0.001 par value, 100,000,000 shares authorized, 25,652,342 and 23,722,342 shares issued and outstanding as of June 30, 2017 and December 31, 2016, respectively	25,653	23,724
Additional paid in capital	20,848,845	20,382,603
Subscriptions payable	57,000	40,000
Accumulated earnings	(22,167,586)	(21,073,013)
Total stockholders' equity	(1,236,012)	(626,625)
Total liabilities and stockholders' equity	$517,444	$509,794

See accompanying notes to consolidated financial statements.

BOLLENTE COMPANIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the three months ended		For the six months ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016

Revenue	$142,831	$66,278	$258,139	$181,802

Cost of goods sold	(125,803)	(52,332)	(189,748)	(151,475)

Gross profit	17,028	13,946	68,391	30,327

Operating expenses
General and administrative	367,950	407,716	541,902	901,820
Research and development	34,570	1,618	86,719	2,549
Professional fees	106,824	388,628	273,432	954,734
Total operating expenses	509,344	797,962	902,053	1,859,103

Other expenses
Other income	-	11,993	-	12,186
Interest expense	(127,875)	(16,063)	(260,911)	(32,332)
Total expenses	(127,875)	(4,070)	(260,911)	(20,146)

Net loss	$(620,191)	$(788,086)	$(1,094,573)	$(1,848,922)

Net loss per common share - basic	$(0.03)	$(0.04)	$(0.04)	$(0.09)

Weighted average number of common shares oustanding - basic	$24,143,855	$20,832,691	$24,689,356	$20,529,339

See accompanying notes to consolidated financial statements.

BOLLENTE COMPANIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the six months ended
	June 30, 2017	June 30, 2016

Cash Flows from Operating Activities
Net loss	$(1,094,573)	$(1,848,922)
Adjustments to reconcile net loss to net cash provided by operating activities:
Shares issued for services	152,000	1,068,000
Depreciation and amortization	4,120	13,636
Shares issued for prepaid stock compensation	-	139,828
Amortization of debt discount	131,145	5,515
Changes in assets and liabilities
(Increase) decrease in accounts receivable	(206)	34,388
(Increase) decrease in inventory	(155,372)	128,905
(Increase) decrease in prepaid expenses	72,279	14,830
(Increase) decrease in accounts payable	58,483	(15,645)
(Increase) decrease in accrued interest payable - related party	2,000	2,018
Net cash used in operating activities	(830,124)	(457,447)

Cash Flows from Investing Activities:
Purchase of trademarks	-	(2,381)
Net cash used in investing activities	-	(2,381)

Cash Flows from Financing Activities:
Proceeds from convertible notes payable	420,000	110,000
Proceeds from notes payable	15,000	75,000
Repayments from notes payable	(22,414)	(78,000)
Proceeds from line of credit - related party	22,500	24,000
Repayments on line of credit - related party	(5,000)	(23,000)
Proceeds from sale of common stock, net of offering costs	375,009	300,000
Proceeds from sale of preferred stock	37,500	-
Repurchase of of common stock	(84,000)	-
Proceeds from royalty payments	-	50,000
Net cash provided by financing activities	758,595	458,000

Net increase in cash	(71,529)	(1,828)

Cash, beginning of period	87,134	3,618

Cash, end of period	$15,605	$1,790

Supplemental disclosure of cash flow information
Cash paid for interest	$25,111	$23,750
Cash paid for taxes	$-	$-

Non-cash investing and financing activities:
Shares issued for prepaid stock compensation	$-	$100,000

See accompanying notes to consolidated financial statements.

BOLLENTE COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2017

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

June 30, 2017

(UNAUDITED)

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

Fair value of financial instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of June 30, 2016. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash and accounts payable. Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

BOLLENTE COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2017

(UNAUDITED)

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

June 30, 2017

(UNAUDITED)

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

BOLLENTE COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2017

(UNAUDITED)

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

BOLLENTE COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2017

(UNAUDITED)

NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. As a result, the Company incurred accumulated net losses for the year ended June 30, 2017 of ($22,167,586).

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

NOTE 3 - INVENTORY

Inventories consist of the following at:

	June 30, 2017	December 31, 2016
Finished goods	$218,208	$62,836
Total	$218,208	$62,836

Inventory purchases are prepaid up to 70% during the manufacturing process, with the final 30% being paid upon shipment. The Company inventory is shipped from the manufacturer to the Company via FOB shipping point and as such is included in the Company’s inventory at the point of shipment. As of June 30, 2017, and December 31, 2016, the Company had prepaid inventory of $128,657 and $178,379, respectively.

NOTE 4 - WEBSITE

Website consists of the following at:

	June 30, 2017	December 31, 2016
Website	$58,598	$58,598
Less: Accumulated amortization	(58,598)	(56,970)
Website, net	$--	$1,628

Amortization expense from continuing operations for the six months ended June 30, 2017 and 2016 was $1,628 and $4,883, respectively.

BOLLENTE COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2017

(UNAUDITED)

NOTE 5 - RELATED PARTY

As of June 30, 2017 and December 31, 2016, the Company had two notes payable due to an officer and director of the Company in amount of $34,150 and $34,150, respectively. The notes have interest rate that range from 0%-8% with due dates ranging from on demand through April 2017.

As of June 30, 2017 and December 31, 2016, the Company had line of credit due to a Company controlled by a officer and director of the Company in amount of $17,500 and $0, respectively. During the quarter ended June 30, 2017 and 2016 the Company received advances $22,500 and $0 and made payments of $5,000 and $0, respectively.

NOTE 6 - NOTES PAYABLE

Notes payable net of debt discount consist of the following at:

	June 30, 2017	December 31, 2016
Note payable from a shareholder, secured, 12% interest, due May 2017	59,826	82,240

Note payable from a shareholder, secured, 12% interest, due March 2017	300,000	300,000

Note payable to an officer, director and shareholder, secured, 5% interest, due June 2017	140,000	125,000

Total Notes Payable	$499,826	$507,240

Less Discounts	(3,462)	(18,374)

Total Notes Payable	$496,364	$488,866

Less current portion	(496,364)	(488,866)

Interest expense including amortization of the associated debt discount for the six months ended June 30, 2017 and 2016 was $49,228 and $32,332, respectively.

BOLLENTE COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2017

(UNAUDITED)

Convertible notes payable, net of debt discount consist of the following:

	June 30, 2017	December 31, 2016
Convertible note payable from a shareholder, secured, 12% interest, due May 2018, convertible at $1 per share	$10,000	$10,000

Convertible note payable from a shareholder, secured, 12% interest, due May 2018, convertible at $1 per share	50,000	50,000

Convertible note payable from a shareholder, secured, 12% interest, due June 2018, convertible at $1 per share	50,000	50,000

Convertible note payable from a shareholder, secured, 12% interest, due August 2018, convertible at $1 per share	50,000	50,000

Convertible note payable from an entity owned and controlled by a shareholder, secured, 12% interest, due 120 days after delivery of payment notice from lender or August 2018, convertible at $0.25 per share	615,000	350,000

Convertible note payable from a shareholder, secured, 10% interest, due May 2020, convertible at $1 per share	100,000	--

Convertible note payable from a shareholder, secured, 10% interest, due May 2020, convertible at $1 per share	50,000	--

Convertible note payable from a shareholder, secured, 10% interest, due May 2020, convertible at $1 per share	5,000	--

Convertible notes payable - Long Term	$930,000	$510,000

Less discount	(250,286)	(361,843)

Convertible notes payable, net	$679,714	$148,157

BOLLENTE COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2017

(UNAUDITED)

On May 2, 2017, the Company issued $100,000 of principal amount of 10% secured convertible promissory notes and  20,000 warrants to purchase common stock. The notes are due on May 2, 2020 and are secured by the Company’s accounts receivable and inventory. The outstanding principal amounts and accrued but unpaid interest of the notes are convertible at any time at the option of the holder into common stock at a conversion price of $0.50 per share. The notes the were issued with warrants to purchase up to 10,000 shares of the Company’s common stock at an exercise price of $1.00 per share. The warrants are exercisable at any time. The warrants are exercisable until four (4) years after the closing date.

On May 2, 2017, the Company issued $50,000 of principal amount of 10% secured convertible promissory notes and  10,000 warrants to purchase common stock. The notes are due on May 2, 2020 and are secured by the Company’s accounts receivable and inventory. The outstanding principal amounts and accrued but unpaid interest of the notes are convertible at any time at the option of the holder into common stock at a conversion price of $0.50 per share. The notes the were issued with warrants to purchase up to 10,000 shares of the Company’s common stock at an exercise price of $1.00 per share. The warrants are exercisable at any time. The warrants are exercisable until four (4) years after the closing date.

On May 22, 2017, the Company issued $5,000 of principal amount of 10% secured convertible promissory notes and 1,000 warrants to purchase common stock. The note is due on May 22, 2020 and are secured by the Company’s accounts receivable and inventory. The outstanding principal amounts and accrued but unpaid interest of the notes are convertible at any time at the option of the holder into common stock at a conversion price of $0.50 per share. The notes the were issued with warrants to purchase up to 1,000 shares of the Company’s common stock at an exercise price of $1.00 per share. The warrants are exercisable at any time. The warrants are exercisable until four (4) years after the closing date.

Interest expense including amortization of the associated debt discount for the six months ended June 30, 2017 and 2016 was $127681 and $0, respectively.

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

Rent expense for the six months ended June 30, 2017 and 2016 was $40,800 and $40,800, respectively.

BOLLENTE COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2017

(UNAUDITED)

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

NOTE 8 - STOCK WARRANTS

The following is a summary of stock warrants activity during the year ended June 30, 2017 and December 31, 2016.

	Number of Shares	Weighted Average Exercise Price
Balance, December 31, 2015	--	$--
Warrants granted and assumed	--	$--
Warrants expired	--	--
Warrants canceled	--	--
Warrants exercised	--	--
Balance, December 31, 2016	1,237,312	$1.00
Warrants granted and assumed	83,000	$--
Warrants expired	--	--
Warrants canceled	--	--
Warrants exercised	--	--
Balance, June 30, 2017	1,320,312	$1.00

As of June 30, 2017, there are warrants exercisable to purchase 1,320,312 shares of common stock in the Company.

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

BOLLENTE COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2017

(UNAUDITED)

During the six months ended June 30, 2017, the Company issued 1,530,100 shares of common stock for cash received of $370,000, of which $30,000 of the funds were received during the year ended December 31, 2016 and recorded as stock payable.

During the six months ended June 30, 2017, the Company received $25,000 cash for the purchase of common stock. As of June 30, 2017, no shares have been issued and the amount is recorded as stock payable.

During the six months ended June 30, 2017, the Company received $10,000 cash for the purchase of preferred stock. As of June 30, 2017, no shares have been issued and the amount is recorded as stock payable.

During the six months ended June 30, 2017, the Company issued 25,000 units consisting of shares of preferred stock and one warrant for $62,500 cash. During the six months ended June 30, 2017, a Company shareholder converted 10,000 shares of preferred stock into 50,000 shares of the Company’s common stock and 10,000 warrants.

During the six months ended June 30, 2017, the Company repurchased and retired 300,000 shares of common stock for $84,000.

During the six months ended June 30, 2017, the Company issued 700,100 shares of common stock with a fair value of $140,000 for services.

During the six months ended June 30, 2017, the Company was obligated to issue 60,000 share of common stock valued at $12,000 for services. As of June 30, 2017, the shares have not been issued and have been recorded as stock payable.

NOTE 10 - SUBSEQUENT EVENTS

Subsequent to June 30, 2017, the Company issued 27,000 shares of common stock with a fair value of $5,400 for services.

Subsequent to June 30, 2017, the Company issued 70,000 shares of common stock for $35,000 cash. The cash was received during the quarter ended June 30, 2017 and was recorded as a stock payable.

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

Our trutankless® water heaters were officially launched in the first quarter of 2014 and is sold throughout the wholesale plumbing distribution channel. We began generating revenue in the first quarter of 2014. As of the fiscal year ended December 31, 2014, we generated $238,912 in revenue. As of the fiscal year ended December 31, 2015, we generated $265,504 in revenue. As of the fiscal year ended December 31, 2016, we generated $429,582 in revenue. As of the six months ended June 30, 2017, we generated $258,139 in revenue.

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

RESULTS OF OPERATIONS

Results of Operations for the three months ended June 30, 2017 compared with the three months ended June 30, 2016.

Revenues

In the three months ended June 30, 2017, we generated $142,831 in revenues, as compared to $66,278 in revenues in the prior year. Cost of goods sold was $125,803, as compared to $52,332 in the three months ended June 30, 2016. This increase in cost of goods sold was primarily attributable to an increase in cost of inventory.

To the knowledge of management, the Company is unaware of any trends or uncertainties in the sales or costs of our products and services for the periods discussed.

Gross Profit

Our gross profit increased $3,082, or approximately 22%, to $17,028 for the three months ended June 30, 2017 from $13,946 for the three months ended June 30, 2016. This increase in gross profit was primarily attributable to an increase in products sold.

Expenses

Operating expenses totaled $509,344 during the three months ended June 30, 2017 as compared to $797,962 in the prior year. In the three month period ended June 30, 2017, our expenses primarily consisted of General and Administrative of $367,950, Research and Development of $34,570, and Professional fees of $106,824.

General and administrative fees decreased $39,766, or approximately 10% to $367,950 for the three months ended June 30, 2017 from $407,716 for the three months ended June 30, 2016.  This decrease was primarily due to a decrease in wages and marketing.

Research and development increased $32,952, or approximately 2036% to $34,570 for the three months ended June 30, 2017 from $1,618 for the three months ended June 30, 2016.  This increase is attributed primarily to the Company spending more towards developing its technology.

Professional fees decreased $281,804, or approximately 73% to $106,824 for the three months ended June 30, 2017 from $388,628 for the three months ended June 30, 2016.  Professional fees decreased due to a decrease in consulting fee associated with business development.

Other Expenses

Interest expense increased $111,812 to $127,875 in the three months ended June 30, 2017 from $16,063 in the three months ended June 30, 2016. The increase was the result of an increase in notes payable with interest accruals.

Net Loss

In the three months ended June 30, 2017, we generated a net loss of $620,191, a decrease of $167,895 from $788,086 for the three months ended June 30, 2016. This decrease was attributable to decreased consulting fees associated with business development and the Company spending less towards developing its technology.

Results of Operations for the six months ended June 30, 2017 compared with the six months ended June 30, 2016.

Revenues

In the six months ended June 30, 2017, we generated $258,139 in revenues, as compared to $181,802 in revenues in the prior year. Cost of goods sold was $189,748, as compared to $151,475 in the six months ended June 30, 2016. This increase in cost of goods sold was primarily attributable to an increase in cost of inventory.

To the knowledge of management, the Company is unaware of any trends or uncertainties in the sales or costs of our products and services for the periods discussed.

Gross Profit

Our gross profit increased $38,064, or approximately 126%, to $68,391 for the six months ended June 30, 2017 from $30,327 for the six months ended June 30, 2016. This increase in gross profit was primarily attributable to an increase in products sold.

Expenses

Operating expenses totaled $902,053 during the six months ended June 30, 2017 as compared to $1,859,103 in the prior year. In the six month period ended June 30, 2017, our expenses primarily consisted of General and Administrative of $541,902, Research and Development of $86,719, and Professional fees of $273,432.

General and administrative fees decreased $359,918, or approximately 40% to $541,902 for the six months ended June 30, 2017 from $901,820 for the six months ended June 30, 2016.  This decrease was primarily due to a decrease in wages and marketing.

Research and development increased $84,170, or approximately 3302% to $86,719 for the six months ended June 30, 2017 from $2,549 for the six months ended June 30, 2016.  This increase is attributed primarily to the Company spending more towards developing its technology.

Professional fees decreased $681,302, or approximately 71% to $273,432 for the six months ended June 30, 2017 from $954,734 for the six months ended June 30, 2016.  Professional fees decreased due to a decrease in consulting fee associated with business development.

Other Expenses

Interest expense increased $228,579 to $260,911 in the six months ended June 30, 2017 from $32,332 in the six months ended June 30, 2016. The increase was the result of an increase in notes payable with interest accruals.

Net Loss

In the six months ended June 30, 2017, we generated a net loss of $1,094,573, a decrease of $754,349 from $1,848,922 for the six months ended June 30, 2016. This decrease was attributable to decreased consulting fees associated with business development and the Company spending less towards developing its technology.

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

Liquidity and Capital Resources

At June 30, 2017, we had an accumulated deficit of $22,167,586. Primarily because of our history of operating losses and our recording of note payables, we have a working capital deficiency of $575,363 at June 30, 2017. Losses have been funded primarily through issuance of common stock and borrowings from our stockholders and third-party debt. As of June 30, 2017, we had $15,605 in cash, $116,539 in accounts receivable, $218,208 in inventory, and $148,027 in prepaid expenses. We used net cash in operating activities of $830,124 for the six months ended June 30, 2017.

Cash Flows from Operating, Investing and Financing Activites

The following table provides detailed information about our net cash flow for all financial statement periods presented in this Quarterly Report. To date, we have financed our operations through the issuance of stock and borrowings.

The following table sets forth a summary of our cash flows for the six months ended June 30, 2017 and 2016:

	Three months ended June 30,
	2017	2016
Net cash used in operating activities	$(830,124)	$(457,447)
Net cash used in investing activities	-	(2,381)
Net cash provided by financing activities	758,595	458,000
Net increase/(decrease) in Cash	(71,529)	(1,828)
Cash, beginning	87,134	3,618
Cash, ending	$15,605	$1,790

Operating activities - Net cash used in operating activities was $830,124 for the six months ended June 30, 2017, as compared to $457,447 used in operating activities for the same period in 2016. The decrease in net cash used in operating activities was primarily due to a higher volume of units sold and decrease in research and development and consulting contract cost.

Investing activities - Net cash provided by financing activities for the six months ended June 30, 2017 was $0, as compared to $2,381 for the same period of 2016. The decrease of net cash provided by financing activities was mainly attributable to the purchase of trademarks during the prior period.

Financing activities - Net cash provided by financing activities for the six months ended June 30, 2017 was $758,595, as compared to $458,000 for the same period of 2016. The decrease of net cash provided by financing activities was mainly attributable to less equity financing.

Ongoing Funding Requirements

As of June 30, 2017, we continue to use traditional and/or debt financing to provide the capital we need to run the business. It is possible that we may need additional funding to enable us to fund our operating expenses and capital expenditures requirements.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the six months ended June 30, 2017, the Company issued 1,530,100 shares of common stock for cash received of $370,000, of which $30,000 of the funds were received during the year ended December 31, 2016 and recorded as stock payable.

During the six months ended June 30, 2017, the Company received $25,000 cash for the purchase of common stock. As of June 30, 2017, no shares have been issued and the amount is recorded as stock payable.

During the six months ended June 30, 2017, the Company received $10,000 cash for the purchase of preferred stock. As of June 30, 2017, no shares have been issued and the amount is recorded as stock payable.

During the six months ended June 30, 2017, the Company issued 25,000 units consisting of shares of preferred stock and one warrant for $62,500 cash. During the six months ended June 30, 2017, the Company a shareholder converted 10,000 shares of preferred stock into 50,000 shares of the Company’s common stock and 10,000 warrants.

During the six months ended June 30, 2017, the Company repurchased and retired 300,000 shares of common stock for $84,000.

During the six months ended June 30, 2017, the Company issued 700,100 shares of common stock with a fair value of $140,000 for services.

During the six months ended June 30, 2017, the Company was obligated to issue 60,000 share of common stock valued at $12,000 for services. As of June 30, 2017, the shares have not been issued and have be recorded as stock payable.

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

The Company did not repurchase any of its equity securities during the second quarter ended June 30, 2017.

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

Date: August 14, 2017