Form 10-Q
period 2017-09-30
Bollente Companies Inc.
filed 2017-10-27
CIK 1429393

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

The number of shares of Common Stock, $0.001 par value, outstanding on October 25, 2017, was 26,419,846 shares.

BOLLENTE COMPANIES INC.

QUARTERLY PERIOD ENDED SEPTEMBER 30, 2017

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

BOLLENTE COMPANIES, INC.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	September 30, 2017	December 31, 2016
ASSETS
Current assets
Cash	$128,880	$87,134
Accounts receivable	83,721	116,333
Inventory	117,815	62,836
Prepaid expenses	198,710	220,306
Total current assets	529,126	486,609

Fixed assets, net of accumulated depreciation	551	1,478

Other Assets
Security deposits	1,500	1,500
Trademarks	11,916	11,912
Software	4,167	6,667
Website	-	1,628
Total other assets	17,583	21,707

Total assets	$547,260	$509,794

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued liabilities	535,315	461,704
Accrued interest payable - related party	2,918	1,642
Customer deposits	600	600
Advances	4,300	1,300
Line of credit - related party	4,513	-
Notes payable- related party	34,150	34,150
Notes payable, net of debt discount	495,826	488,866
Convertible notes payable - related party, net	588,090	-
Total current liabilities	1,665,712	988,262

Convertible notes payable - related party, net	150,967	148,157
Total long-term liabilities	150,967	148,157

Total liabilities	1,816,679	1,136,419

Stockholders' equity
Preferred stock, $0.001 par value, 10,000,000 shares authorized, 76,000 shares and 61,000 issued and outstanding as of September 30, 2017 and December 31, 2016, respectively	76	61
Common stock, $0.001 par value, 100,000,000 shares authorized, 26,419,842 and 23,722,342 shares issued and outstanding as of September 30, 2017 and December 31, 2016, respectively	26,419	23,724
Additional paid in capital	21,070,579	20,382,603
Subscriptions payable	173,000	40,000
Accumulated earnings	(22,539,493)	(21,073,013)
Total stockholders' equity	(1,269,419)	(626,625)

Total liabilities and stockholders' equity	$547,260	$509,794

See accompanying notes to consolidated financial statements.

BOLLENTE COMPANIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the three months ended		For the nine months ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016

Revenue	$131,364	$84,775	$389,503	$266,577

Cost of goods sold	(105,685)	(72,192)	(295,433)	(223,667)

Gross profit	25,679	12,583	94,070	42,910

Operating expenses
General and administrative	86,520	334,823	628,422	1,236,643
Exectutive compensation	-	-	-	-
Research and development	48,223	5,000	134,942	7,549
Professional fees	172,286	219,662	445,718	1,174,396
Total operating expenses	307,029	559,485	1,209,082	2,418,588

Other expenses
Other (expense) income	-	(11,900)	-	286
Interest expense	(90,557)	(244,000)	(351,468)	(276,332)
Total expenses	(90,557)	(255,900)	(351,468)	(276,046)

Net loss	$(371,907)	$(802,802)	$(1,466,480)	$(2,651,724)

Net loss per common share - basic	$(0.02)	$(0.04)	$(0.06)	$(0.13)

Weighted average number of common shares outstanding - basic	$24,439,233	$21,546,371	$25,086,788	$20,869,582

See accompanying notes to consolidated financial statements.

BOLLENTE COMPANIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the nine months ended
	September 30, 2017	September 30, 2016
Cash Flows from Operating Activities
Net loss	$(1,466,480)	$(2,651,724)
Adjustments to reconcile net loss to net cash provided by operating activities:
Shares issued for services	255,531	1,244,000
Shares issued for financing		160,889
Depreciation and amortization	5,051	20,453
Shares issued for prepaid stock compensation	-	186,912
Amortization of debt discount	193,950	60,624
Changes in assets and liabilities
Accounts receivable	32,612	26,104
Inventory	(54,979)	113,668
Prepaid expenses	21,596	5,840
Accounts payable	73,612	(173,049)
Accrued interest payable - related party	1,276	12,688
Net cash used in operating activities	(937,831)	(993,595)

Cash Flows from Investing Activities:
Purchase of trademarks	-	(3,831)
Net cash used in investing activities	-	(3,831)

Cash Flows from Financing Activities:
Advances	3,000	-
Proceeds from convertible notes payable	420,000	510,000
Proceeds from notes payable	15,000	200,550
Repayments from notes payable	(26,414)	(88,000)
Proceeds from line of credit - related party	22,500	36,000
Repayments on line of credit - related party	(17,987)	(52,000)
Proceeds from sale of common stock, net of offering costs	609,978	355,000
Proceeds from sale of preferred stock	37,500	-
Repurchase of common stock	(84,000)	-
Proceeds from royalty payments	-	75,000
Net cash provided by financing activities	979,577	1,036,550

Net increase in cash	41,746	39,124

Cash, beginning of period	87,134	3,618

Cash, end of period	$128,880	$42,742

Supplemental disclosure of cash flow information
Cash paid for interest	$34,861	$34,750
Cash paid for taxes	$-	$-

Non-cash investing and financing activities:
Shares issued for prepaid stock compensation	$-	$140,000

See accompanying notes to consolidated financial statements.

BOLLENTE COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2017

(UNAUDITED)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

The Company was incorporated on March 7, 2008 under the laws of the State of Nevada, as Alcantara Brands Corporation. On October 5, 2010, the Company amended its articles of incorporation and changed its name to Bollente Companies, Inc.

Nature of operations

The Company is involved in sales, marketing, research and development of a new high quality, whole-house, electric tankless water heater that is more energy efficient than conventional products.

Basis of presentation

The accompanying unaudited interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s most recent Annual Financial Statements filed with the SEC on Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim period presented have been reflected herein. The results of operations for the interim period are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosures contained in the audited financial statements for the most recent fiscal period, as reported in the Form 10-K, have been omitted.

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

Cash and cash equivalents

For the statements of cash flows, all highly liquid investments with an original maturity of three months or less are cash equivalents. The carrying value of these investments approximates fair value.

BOLLENTE COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2017

(UNAUDITED)

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

BOLLENTE COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2017

(UNAUDITED)

Fair value of financial instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of September 30, 2016. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash and accounts payable. Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

Level 1: The preferred inputs to valuation efforts are “quoted prices in active markets for identical assets or liabilities,” with the caveat that the reporting entity must have access to that market. Information at this level is based on direct observations of transactions involving the same assets and liabilities, not assumptions, and thus offers superior reliability. However, relatively few items, especially physical assets, trade in active markets.

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

SEPTEMBER 30, 2017

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

In February 2016, the FASB issued ASU 2016-02, Leases, which requires an entity to recognize long-term lease arrangements as assets and liabilities on the balance sheet of the lessee. Under ASU 2016-02, a right-of-use asset and lease obligation will be recorded for all long-term leases, whether operating or financing, while the income statement will reflect lease expense for operating leases and amortization/interest expense for financing leases. The amendments also require certain new quantitative and qualitative disclosures regarding leasing arrangements. ASU 2016-02 will be effective for the Company beginning on January 1, 2019. Lessees must apply a modified retrospective transition approach for leases existing at, or entered after, the beginning of the earliest comparative period presented in the financial statements. Early adoption is permitted. Management does not believe the adoption of ASU 2016-02 will have a material impact on the Company’s condensed consolidated financial statements.

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

SEPTEMBER 30, 2017

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

BOLLENTE COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2017

(UNAUDITED)

NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. As a result, the Company incurred accumulated net losses for the year ended September 30, 2017 of ($22,539,493).

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

NOTE 3 - INVENTORY

Inventories consist of the following at:

	September 30, 2017	December 31, 2016
Finished goods	$117,815	$62,836
Total	$117,815	$62,836

Inventory purchases are prepaid up to 70% during the manufacturing process, with the final 30% being paid upon shipment. The Company inventory is shipped from the manufacturer to the Company via FOB shipping point and as such is included in the Company’s inventory at the point of shipment. As of September 30, 2017, and December 31, 2016, the Company had prepaid inventory of $154,828 and $178,379, respectively.

NOTE 4 - WEBSITE

Website consists of the following at:

	September 30, 2017	December 31, 2016
Website	$58,598	$58,598

Less: Accumulated amortization	(58,598)	(56,970)

Website, net	$--	$1,628

Amortization expense from continuing operations for the nine months ended September 30, 2017 and 2016 was $1,628 and $17,149, respectively.

BOLLENTE COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2017

(UNAUDITED)

NOTE 5 - RELATED PARTY

As of September 30, 2017, and December 31, 2016, the Company had two notes payable due to an officer and director of the Company in amount of $34,150 and $34,150, respectively. The notes have interest rate that range from 0%-8% with due dates ranging from on demand through April 2017.

As of September 30, 2017, and December 31, 2016, the Company had line of credit due to a Company controlled by an officer and director of the Company in amount of $4,513 and $0, respectively. During the quarter ended September 30, 2017 and 2016 the Company received advances $22,500 and $0 and made payments of $17,987 and $0, respectively.

NOTE 6 - NOTES PAYABLE

Notes payable net of debt discount consist of the following at:

	September 30, 2017	December 31, 2016

Note payable from a shareholder, secured, 12% interest, due May 2017	$55,826	$82,240

Note payable from a shareholder, secured, 12% interest, due March 2017	300,000	300,000

Note payable, to an officer, director and shareholder, secured, 5% interest, due June 2017	140,000	125,000

Total Notes Payable	$495,826	$507,240

Less discounts	-	(18,374)

Total Notes Payable	495,826	488,866
Less current portion	(495,826)	(488,866)

Total Notes Payable - long term	$--	$233,000

Interest expense including amortization of the associated debt discount for the nine months ended September 30, 2017 and 2016 was $62,876 and $36,239, respectively.

BOLLENTE COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2017

(UNAUDITED)

NOTE 7 - CONVERTIBLE NOTES PAYABLE

Convertible notes payable, net of debt discount consist of the following:

	September 30, 2017	December 31, 2016
Convertible note payable from a shareholder, secured, 12% interest, due May 2018, convertible at $1 per share	$10,000	$10,000

Convertible note payable from a shareholder, secured, 12% interest, due May 2018, convertible at $1 per share	50,000	50,000

Convertible note payable from a shareholder, secured, 12% interest, due June 2018, convertible at $1 per share	50,000	50,000

Convertible note payable from a shareholder, secured, 12% interest, due August 2018, convertible at $1 per share	50,000	50,000

Convertible note payable from an entity owned and controlled by a shareholder, secured, 12% interest, due 120 days after delivery of payment notice from lender or August 2018, convertible at $0.25 per share	615,000	350,000

Convertible note payable from a shareholder, secured, 12% interest, due May 2020, convertible at $1 per share	100,000	--

Convertible note payable from a shareholder, secured, 12% interest, due May 2020, convertible at $1 per share	50,000	--

Convertible note payable from a shareholder, secured, 12% interest, due May 2020, convertible at $1 per share	5,000	--
Convertible notes payable - Long Term	$930,000	$510,000

Less discount	(190,943)	(361,843)

Convertible notes payable, net	$739,057	$148,157

Less current portion	588,090	--

Convertible notes payable, net - Long-term	$150,967	$148,157

BOLLENTE COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2017

(UNAUDITED)

On May 2, 2017, the Company issued $100,000 of principal amount of 10% secured convertible promissory notes and 20,000 warrants to purchase common stock. The note is due on May 2, 2020 and are secured by the Company’s accounts receivable and inventory. The outstanding principal amounts and accrued but unpaid interest of the notes are convertible at any time at the option of the holder into common stock at a conversion price of $0.50 per share. The notes the were issued with warrants to purchase up to 10,000 shares of the Company’s common stock at an exercise price of $1.00 per share. The warrants are exercisable at any time. The warrants are exercisable until four (4) years after the closing date.

On May 2, 2017, the Company issued $50,000 of principal amount of 10% secured convertible promissory notes and 10,000 warrants to purchase common stock. The note is due on May 2, 2020 and are secured by the Company’s accounts receivable and inventory. The outstanding principal amounts and accrued but unpaid interest of the notes are convertible at any time at the option of the holder into common stock at a conversion price of $0.50 per share. The notes the were issued with warrants to purchase up to 10,000 shares of the Company’s common stock at an exercise price of $1.00 per share. The warrants are exercisable at any time. The warrants are exercisable until four (4) years after the closing date.

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

Interest expense including amortization of the associated debt discount for the nine months ended September 30, 2017 and 2016 was $258,223 and $62,755, respectively.

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

Rent expense for the nine months ended September 30, 2017 and 2016 was $57,600 and $61,200, respectively.

BOLLENTE COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2017

(UNAUDITED)

Executive Employment Agreements

The Company has an employment agreement with the CEO to perform duties and responsibilities as may be assigned. The base salary is in the amount of $75,000 per annum plus an annual bonus of 120,000 shares of common stock commencing on March 31, 2016 and ending February 28, 2017 with an option renewal on (March 1) thereafter.

The Company has an employment agreement with the President to perform duties and responsibilities as may be assigned. The base salary is in the amount of $125,000 per annum plus a one-time bonus of 250,000 shares of common stock commencing on October 1, 2016 and ending September 30, 2017 with an option renewal on September 15, 2017.

NOTE 9 - STOCK WARRANTS

The following is a summary of stock warrants activity during the year ended September 30, 2017 and December 31, 2016.

	Number of Shares	Weighted Average Exercise Price
Balance, December 31, 2015	--	$--
Warrants granted and assumed	--	$--
Warrants expired	--	--
Warrants canceled	--	--
Warrants exercised	--	--
Balance, December 31, 2016	1,237,312	$1.00
Warrants granted and assumed	163,000	$--
Warrants expired	--	--
Warrants canceled	--	--
Warrants exercised	--	--
Balance, September 30, 2017	1,400,312	$1.00

As of September 30, 2017, there are warrants exercisable to purchase 1,400,312 shares of common stock in the Company.

NOTE 10 - STOCKHOLDERS’ EQUITY

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

BOLLENTE COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2017

(UNAUDITED)

During the nine months ended September 30, 2017, the Company issued 1,760,000 shares of common stock for cash received of $485,000, of which $30,000 of the funds were received during the year ended December 31, 2016 and recorded as stock payable.

During the nine months ended September 30, 2017, the Company received $155,000 cash for the purchase of common stock. As of September 30, 2017, no shares have been issued and the amount is recorded as stock payable.

During the nine months ended September 30, 2017, the Company issued 25,000 units consisting of shares of preferred stock and one warrant for $62,500 cash. During the nine months ended September 30, 2017, the Company a shareholder converted 10,000 shares of preferred stock into 50,000 shares of the Company’s common stock and 10,000 warrants.

During the nine months ended September 30, 2017, the Company repurchased and retired 300,000 shares of common stock for $84,000.

During the nine months ended September 30, 2017, the Company issued 1,287,500 shares of common stock with a fair value of $255,530 for services.

During the nine months ended September 30, 2017, the Company was obligated to issue 40,000 shares of common stock valued at $8,000 for services. As of September 30, 2017, the shares have not been issued and have be recorded as stock payable.

NOTE 11 - SUBSEQUENT EVENTS

Subsequent to September 30, 2017, the Company received 15,000 cash for the purchase of 30,000 shares and 6,000 warrants. As of the date of the filing the shares have not been issue.

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

Our trutankless® water heaters were officially launched in the first quarter of 2014 and is sold throughout the wholesale plumbing distribution channel. We began generating revenue in the first quarter of 2014. As of the fiscal year ended December 31, 2014, we generated $238,912 in revenue. As of the fiscal year ended December 31, 2015, we generated $265,504 in revenue. As of the fiscal year ended December 31, 2016, we generated $429,582 in revenue. As of the nine months ended September 30, 2017, we generated $389,503 in revenue.

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

On April 4, 2017, we announced that our trutankless line of smart electric tanless water heaters is the exclusive water heating solution for luxury communities built by the award –winning Arizona home builder Cullum Homes.

On April 11, 2017, we announced that our trutankless line of smart water heaters has been chosen for both a retrofit project and new construction of townhomes at Friendship Village, a retirement community touted as “senior living for the at heart,” located in Tempe, Arizona.

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

RESULTS OF OPERATIONS

Results of Operations for the three months ended September 30, 2017 compared with the three months ended September 30, 2016.

Revenues

In the three months ended September 30, 2017, we generated $131,364 in revenues, as compared to $84,775 in revenues in the prior year. Cost of goods sold was $105,685, as compared to $72,192 in the three months ended September 30, 2016. This increase in cost of goods sold was primarily attributable to an increase in cost of inventory.

To the knowledge of management, the Company is unaware of any trends or uncertainties in the sales or costs of our products and services for the periods discussed.

Gross Profit

Our gross profit increased $13,096, or approximately 104%, to $25,679 for the three months ended September 30, 2017 from $12,583 for the three months ended September 30, 2016. This increase in gross profit was primarily attributable to an increase in products sold.

Expenses

Operating expenses totaled $307,029 during the three months ended September 30, 2017 as compared to $559,485 in the prior year. In the three month period ended September 30, 2017, our expenses primarily consisted of General and Administrative of $86,520, Research and Development of $48,223, and Professional fees of $172,286.

General and administrative fees decreased $248,303, or approximately 74% to $86,520 for the three months ended September 30, 2017 from $334,823 for the three months ended September 30, 2016.  This decrease was primarily due to a decrease in wages and marketing.

Research and development increased $43,223, or approximately 864% to $48,223 for the three months ended September 30, 2017 from $5,000 for the three months ended September 30, 2016.  This increase is attributed primarily to the Company spending more towards developing its technology.

Professional fees decreased $47,376, or approximately 22% to $172,286 for the three months ended September 30, 2017 from $219,662 for the three months ended September 30, 2016.  Professional fees decreased due to a decrease in consulting fee associated with business development.

Other Expenses

Interest expense decreased $153,443 to $90,557 in the three months ended September 30, 2017 from $244,000 in the three months ended September 30, 2016. The decrease was the result of a decrease in notes payable with interest accruals.

Net Loss

In the three months ended September 30, 2017, we generated a net loss of $371,907, a decrease of $430,895 from $802,802 for the three months ended September 30, 2016. This decrease was attributable to decreased consulting fees associated with business development and the Company spending less towards developing its technology.

Results of Operations for the nine months ended September 30, 2017 compared with the nine months ended September 30, 2016.

Revenues

In the nine months ended September 30, 2017, we generated $389,503 in revenues, as compared to $266,577 in revenues in the prior year. Cost of goods sold was $295,433, as compared to $223,667 in the nine months ended September 30, 2016. This increase in cost of goods sold was primarily attributable to an increase in cost of inventory.

To the knowledge of management, the Company is unaware of any trends or uncertainties in the sales or costs of our products and services for the periods discussed.

Gross Profit

Our gross profit increased $51,160, or approximately 119%, to $94,070 for the nine months ended September 30, 2017 from $42,910 for the nine months ended September 30, 2016. This increase in gross profit was primarily attributable to an increase in products sold.

Expenses

Operating expenses totaled $1,209,082 during the nine months ended September 30, 2017 as compared to $2,418,588 in the prior year. In the nine month period ended September 30, 2017, our expenses primarily consisted of General and Administrative of $628,422, Research and Development of $134,942, and Professional fees of $445,718.

General and administrative fees decreased $608,221, or approximately 49% to $628,422 for the nine months ended September 30, 2017 from $1,236,643 for the nine months ended September 30, 2016.  This decrease was primarily due to a decrease in wages and marketing.

Research and development increased $127,393, or approximately 1688% to $134,942 for the nine months ended September 30, 2017 from $7,549 for the nine months ended September 30, 2016.  This increase is attributed primarily to the Company spending more towards developing its technology.

Professional fees decreased $728,678, or approximately 62% to $445,718 for the nine months ended September 30, 2017 from $1,174,396 for the nine months ended September 30, 2016.  Professional fees decreased due to a decrease in consulting fee associated with business development.

Other Expenses

Interest expense increased $75,136 to $351,468 in the nine months ended September 30, 2017 from $276,332 in the nine months ended September 30, 2016. The increase was the result of an increase in notes payable with interest accruals.

Net Loss

In the nine months ended September 30, 2017, we generated a net loss of $1,466,480, a decrease of $1,185,244 from $2,651,724 for the nine months ended September 30, 2016. This decrease was attributable to decreased consulting fees associated with business development and the Company spending less towards developing its technology.

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

Liquidity and Capital Resources

At September 30, 2017, we had an accumulated deficit of $22,539,493. Primarily because of our history of operating losses and our recording of note payables, we have a working capital deficiency of $1,136,586 at September 30, 2017. Losses have been funded primarily through issuance of common stock and borrowings from our stockholders and third-party debt. As of September 30, 2017, we had $128,880 in cash, $83,721 in accounts receivable, $117,815 in inventory, and $198,710 in prepaid expenses. We used net cash in operating activities of $937,831 for the three months ended September 30, 2017.

Cash Flows from Operating, Investing and Financing Activites

The following table provides detailed information about our net cash flow for all financial statement periods presented in this Quarterly Report. To date, we have financed our operations through the issuance of stock and borrowings.

The following table sets forth a summary of our cash flows for the nine months ended September 30, 2017 and 2016:

	Nine months ended September 30,
	2017	2016
Net cash used in operating activities	$(937,831)	$(993,595)
Net cash used in investing activities	-	(3,831)
Net cash provided by financing activities	979,577	1,036,550
Net increase/(decrease) in Cash	41,746	39,124
Cash, beginning	87,134	3,618
Cash, ending	$128,880	$42,742

Operating activities - Net cash used in operating activities was $937,831 for the nine months ended September 30, 2017, as compared to $993,595 used in operating activities for the same period in 2016. The decrease in net cash used in operating activities was primarily due to a higher volume of units sold and decrease in research and development and consulting contract cost.

Investing activities - Net cash provided by financing activities for the nine months ended September 30, 2017 was $0, as compared to $3,831 for the same period of 2016. The decrease of net cash provided by financing activities was mainly attributable to the purchase of trademarks during the prior period.

Financing activities - Net cash provided by financing activities for the nine months ended September 30, 2017 was $979,577, as compared to $1,036,550 for the same period of 2016. The decrease of net cash provided by financing activities was mainly attributable to less equity financing.

Ongoing Funding Requirements

As of September 30, 2017, we continue to use traditional and/or debt financing to provide the capital we need to run the business. It is possible that we may need additional funding to enable us to fund our operating expenses and capital expenditures requirements.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the nine months ended September 30, 2017, the Company issued 1,760,000 shares of common stock for cash received of $485,000, of which $30,000 of the funds were received during the year ended December 31, 2016 and recorded as stock payable.

During the nine months ended September 30, 2017, the Company received $155,000 cash for the purchase of common stock. As of September 30, 2017, no shares have been issued and the amount is recorded as stock payable.

During the nine months ended September 30, 2017, the Company issued 25,000 units consisting of shares of preferred stock and one warrant for $62,500 cash. During the nine months ended September 30, 2017, the Company a shareholder converted 10,000 shares of preferred stock into 50,000 shares of the Company’s common stock and 10,000 warrants.

During the nine months ended September 30, 2017, the Company repurchased and retired 300,000 shares of common stock for $84,000.

During the nine months ended September 30, 2017, the Company issued 1,287,500 shares of common stock with a fair value of $255,530 for services.

During the nine months ended September 30, 2017, the Company was obligated to issue 40,000 shares of common stock valued at $8,000 for services. As of September 30, 2017, the shares have not been issued and have be recorded as stock payable.

Subsequent to September 30, 2017, the Company received 15,000 cash for the purchase of 30,000 shares and 6,000 warrants. As of the date of the filing the shares have not been issued.

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

The Company did not repurchase any of its equity securities during the third quarter ended September 30, 2017.

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

Date: October 26, 2017