Form 10-K
period 2017-12-31
Bollente Companies Inc.
filed 2018-04-16
CIK 1429393

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-54219

BOLLENTE COMPANIES INC.

(Exact name of registrant as specified in its charter)

Nevada	26-2137574
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

15720 N. Greenway Hayden Loop, Suite 2

Scottsdale, Arizona 85260

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X]  No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes [X]  No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[X]
(Do not check if a smaller reporting company)		Emerging growth company	[ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes [  ]  No [X]

As of June 30, 2017, the aggregate market value of shares held by non-affiliates of the registrant (computed by reference to the price at which the common equity was last sold) was approximately $20,147,045.

The number of shares of Common Stock, $0.001 par value, outstanding on April 12, 2018 was 30,030,906 shares.

DOCUMENTS INCORPORATED BY REFERENCE: None.

BOLLENTE COMPANIES INC.

FOR THE FISCAL YEAR ENDED

DECEMBER 31, 2017

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

Our trutankless® water heaters were officially launched in the first quarter of 2014 and is sold throughout the wholesale plumbing distribution channel. We began generating revenue in the first quarter of 2014. As of the fiscal year ended December 31, 2014, we generated $238,912 in revenue. As of the fiscal year ended December 31, 2015, we generated $265,504 in revenue. As of the fiscal year ended December 31, 2016, we generated $429,582 in revenue. As of the fiscal year ended December 31, 2017, we generated $695,857 in revenue.

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

In April 2017, we announced that our trutankless® line of smart electric tankless water heaters is the exclusive water heating solution for luxury communities built by the award-winning Arizona home builder Cullum Homes.

In June 2017, we announced that we have signed a manufacturing agreement with SINBON Electronics, a leading solution provider of electronic component integration design and manufacturing with a global presence in the U.S., Taiwan, China, Japan, the U.K., Germany, Hungary and the Czech Republic.

In September 2017, we announced that our trutankless® line of electric water heaters has launched a nationwide distribution program with Ferguson, the largest distributor of commercial and residential plumbing supplies, and pipe, valves, and fittings (PVF) in the United States.

In March 2018, we announced our sales and installation expansion into the Florida water heating market, which is over 90% electric, with our trutankless® line of electric water heaters.

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

A traditional water circulation pump circulates hot water through a home’s pipes, enabling homeowners to have instant, on-demand hot water as soon as they turn on the faucet and saving countless gallons of water that would have been wasted. truCirc takes the traditional pump to the next level with multiple hot water delivery strategies including a self-aware learning mode that tracks water usage in a household and predicts when hot water will be needed -- thereby using energy to keep water hot only when it’s desired. truCirc’s simple, modern, high-tech interface allows homeowners to quickly and easily change delivery modes or choose a zone or fixture to send hot water. Thermostatic shut-off valves can be installed at showerhead points of use throughout a home to further eliminate wasted water.

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

Wholesalers. Approximately 90% of our sales in 2017, 96.1% of our sales in 2016, 98.3% of our sales in 2015 and 93.5% of our sales in 2014 were to wholesale distributors for commercial and residential applications. We rely on commissioned manufacturers’ representatives to market our product lines. Additionally, our products are sold to independent dealers throughout the United States.

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

Employees

We currently have nine full-time employees, including our two officers, and two part-time employees. We expect to increase the number of employees to expand our sales and technical staff. We are using and will continue to use independent consultants and contractors to perform various professional services. We believe that this use of third-party service providers may enhance our ability to contain operating and general expenses, and capital costs.

Available Information

Our periodic reports filed with the SEC, which include Form 10-K, Form 10-Q, Form 8-K and amendments thereto, may be accessed by the public free of charge from the SEC. Electronic copies of these reports can be accessed at the SEC’s website (http://www.sec.gov). Copies of these reports may also be obtained, free of charge, upon written request to: Bollente Companies Inc., 15720 N. Greenway Hayden Loop, Suite 2, Scottsdale, Arizona 85260, Attn: Corporate Secretary. The public may read or obtain copies of these reports from the SEC at the SEC’s Public Reference Room at 450 Fifth N.W., Washington, D.C. 20549 (1-800-SEC-0330).

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We currently maintain an executive office 15720 N. Greenway Hayden Loop, Suite 2, Scottsdale Arizona 85260, which consists of approximately 1,924 square feet. Our monthly rent for this office is $2,800.

ITEM 3. LEGAL PROCEEDINGS

We are not a party to any material legal proceedings.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASE OF EQUITY SECURITIES

Market Information

Our common stock is traded in the OTCQB under the symbol “BOLC”. Our common stock has traded sporadically on the OTCQB, which limits our ability to locate accurate high and low bid prices for each quarter within the last two fiscal years. Therefore, the following table lists the available quotations for the high and low bid prices for the fiscal years ended December 31, 2017 and 2016.

The following table sets forth, the average high and low bid prices of our common stock as reported by Yahoo Finance. These quotations reflect inter-dealer prices, without retail mark-up, markdown or commission, and may not necessarily represent actual transactions

	Year Ending December 31, 2017		Year Ending December 31, 2016
	AVERAGE BID PRICES		AVERAGE BID PRICES
	High	Low	High	Low
1st Quarter	$0.66	$0.49	$1.34	$0.63
2nd Quarter	$1.01	$0.76	$1.00	$0.40
3rd Quarter	$0.90	$0.85	$0.90	$0.65
4th Quarter	$0.84	$0.69	$0.87	$0.20

Holders of Common Stock

As of April 5, 2018, there were approximately 307 stockholders of record of our common stock. This number does not include shares held by brokerage clearing houses, depositories or others in unregistered form.

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

Recent Sales of Unregistered Securities

During the year ended December 31, 2017, we issued 2,190,000 shares of common stock for cash received of $876,758, of which $120,000 of the funds were received during the year ended December 31, 2016 and recorded as stock payable.

During the year ended December 31, 2017, we received $110,780 cash for the purchase of common stock. As of December 31, 2017, no shares have been issued and the amount is recorded as stock payable.

During the year ended December 31, 2017, we issued 25,000 units consisting of shares of preferred stock and one warrant for $62,500 cash. During the year ended December 31, 2017, a shareholder converted 10,000 shares of preferred stock into 50,000 shares of the Company’s common stock and 10,000 warrants.

During the year ended December 31, 2017, we repurchased and retired 300,000 shares of common stock for $84,000.

During the year ended December 31, 2017, we issued 1,362,500 shares of common stock with a fair value of $473,181 for services, of which $2,000 of the services were received during the year ended December 31, 2016 and recorded as stock payable.

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

Subsequent Sales & issuances of Unregistered Securities

Subsequent to year end, we issued 1,482,560 shares of common stock for cash.

Subsequent to year end, we issued 13,560 shares of common stock for services.

Subsequent to year end, we issued 610,000 shares of common stock for the termination of certain Royalty Agreements.

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

Issuer Purchases of Equity Securities

The Company did not repurchase any of its equity securities during the fourth quarter ended December 31, 2017.

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

RESULTS OF OPERATIONS

Revenues

In the year ended December 31, 2017 we generated $695,857 in revenues, as compared to $429,582 in revenues in the prior year. The increase in sales was attributable mostly to sales of our trutankless® products and also the sale of Vero products. Cost of goods sold was $530,593, as compared to $490,276 in the prior year.

To the knowledge of management, the Company is unaware of any trends or uncertainties in the sales or costs of our products and services for the periods discussed.

Expenses

Operating expenses totaled $2,570,071 during the year ended December 31, 2017 as compared to $2,828,692 in the prior year. In the year ended December 31, 2017, our expenses primarily consisted of General and Administrative of $1,710,117, Research and Development of $165,218 and Professional fees of $694,736.

General and administrative fees increased $678,473, from the year ended December 31, 2016 to the year ended December 31, 2017.  This increase was primarily due to an increase in wages and marketing in 2017.

Research and Development increased $165,218 from the year ended December 31, 2016 to the year ended December 31, 2017. Research and Development fees increased due to there being no research and development in 2016.

Professional fees decreased $1,102,312 from the year ended December 31, 2016 to the year ended December 31, 2017. Professional fees decreased due to a decrease in consulting fees associated with business development.

Other Expenses

Interest expense increased $83,523 to $467,164 in the year ended December 31, 2017 from $383,641 for the year ended December 31, 2016. The increase was the result of an increase in notes payable with interest accruals.

Net Loss

In the year ended December 31, 2017, we generated a net loss of $2,871,971, a decrease of $400,863 from $3,272,834 for the year ended December 31, 2016. This decrease was attributable to decreased consulting fees associated with business development and the Company spending less towards developing its technology.

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

Liquidity and Capital Resources

At December 31, 2017, we had an accumulated deficit of $23,997,135. Primarily because of our history of operating losses and our recording of note payables, we have a working capital deficiency of $1,301,079 at December 31, 2017. Losses have been funded primarily through issuance of common stock and borrowings from our stockholders and third-party debt. As of December 31, 2017, we had $78,599 in cash, $129,246 in accounts receivable, $157,487 in inventory, and $318,207 in prepaid expenses.

Debt Financing

The Company has agreed to allow accredited investors the ability to receive a royalty on products sold in an effort to fund its distribution and marketing advances internationally by purchasing units.  Each unit represents 0.625% royalty interest in the Gross Margin of product sold by Bollente International, Inc., costing $25,000 per unit.

During the year ended December 31, 2017, we paid $11,400 in dividends related to royalty agreements.

On October 18, 2017, the Company entered into royalty termination agreements whereas the Company converted all royalties interest into a total of 1,400,000 shares of common stock valued at $700,000. As of December 31, 2017, the Company has issued 600,000 shares of common stock and has recorded the balance of the common stock due to stock payable.

Cash Flows from Operating, Investing and Financing Activities

The following table provides detailed information about our net cash flow for all financial statement periods presented in this Annual Report. To date, we have financed our operations through the issuance of stock and borrowings.

The following table sets forth a summary of our cash flows for the years ended December 31, 2017 and 2016:

	Year ended December 31,
	2017	2016
Net cash used in operating activities	$(1,521,944)	$(1,409,096)
Net cash used in investing activities	-	(3,828)
Net cash provided by financing activities	1,597,109	1,496,440
Net increase/(decrease) in Cash	75,165	83,516
Cash, beginning	87,134	3,618
Cash, ending	162,299	87,134

Operating activities

Net cash used in operating activities was $1,521,944 for the year ended December 31, 2017, as compared to $1,409,096 used in operating activities for the same period in 2016. The increase in net cash used in operating activities was primarily due to higher volume of units sold and increase in research and development cost.

Investing activities

Net cash used in investing activities was $0 for the year ended December 31, 2017, as compared to $3,828 used in investing activities for the same period in 2016. The decrease in net cash used in investing activities was primarily due to a decrease in software, trademarks, and fixed asset purchases.

Financing activities

Net cash provided by financing activities for the year ended December 31, 2017 was $1,597,109, as compared to $1,496,440 for the same period of 2016. The increase of net cash provided by financing activities was mainly attributable to more equity financing.

Ongoing Funding Requirements

As of December 31, 2017, we continue to use traditional and/or debt financing to provide the capital we need to run the business. It is possible that we may need additional funding to enable us to fund our operating expenses and capital expenditures requirements.

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

Management has undertaken an assessment of the effectiveness of our internal control over financial reporting based on the framework and criteria established in the Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Based upon this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2017.

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

Compensation Philosophy and Objectives

The Board of Directors believes that the most effective executive compensation program is one that is designed to reward the achievement of specific annual, long-term and strategic goals by the Company and that aligns executives’ interests with those of the stockholders by rewarding performance above established goals, with the ultimate objective of improving stockholder value. As a result of the size of the Company and only having two officers, the Board evaluates both performance and compensation on an informal basis. Upon hiring additional executives, the Board intends to establish a Compensation Committee to evaluate both performance and compensation to ensure that the Company maintains its ability to attract and retain superior employees in key positions and that compensation provided to key employees remains competitive relative to the compensation paid to similarly-situated executives of peer companies. To that end, the Board believes executive compensation packages provided by the Company to its executives, including the named executive officers, should include both cash and stock-based compensation that reward performance as measured against established goals.

Role of Executive Officers in Compensation Decisions

The Board of Directors makes all compensation decisions for, and approves recommendations regarding equity awards to, the executive officers and Directors of the Company. Decisions regarding the non-equity compensation of other employees of the Company are made by management.

Summary Compensation Table

The table below summarizes the total compensation paid to or earned by our current Executive Officers for the fiscal years ended December 31, 2017, 2016 and 2015.

SUMMARY COMPENSATION TABLE
Name and Principal Positions	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compen- sation ($)	Non-qualified Deferred Compensation Earnings ($)	All Other Compen- sation ($)	Total ($)
Robertson James Orr(1)	2017	7,200	-0-	24,000(2)	-0-	-0-	-0-	-0-	31,200
Former President, CEO, Secretary, Treasurer	2016	1,500	-0-	66,000(3)	-0-	-0-	-0-	-0-	67,500
& Director	2015	76,500	-0-	190,000(4)	-0-	-0-	-0-	-0-	266,500

Michael Stebbins(5) President & Director	2017	128,154	-0-	30,000(6)	-0-	-0-	-0-	-0-	158,154

(1)

Mr. Orr was appointed President, CEO, Secretary, Treasurer, and Director of the Company on May 12, 2010. Subsequent to the year ended, on February 2, 2017, Mr. Orr resigned as president.

(2)

Amount represents the fair market value of 120,000 shares of common stock issued for services as an employee.

(3)

Amount represents the fair market value of 90,000 shares of common stock issued for services as an employee.

(4)

Amount represents the fair market value of 190,000 shares of common stock issued for services as an employee.

(5)

Mr. Stebbins was appointed President of the Company on February 2, 2017.

(6)

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

Option Grants in Last Fiscal Year

During the years ended December 31, 2017 and 2016, we did not grant any options to our officers and directors.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information, to the best of our knowledge, about the beneficial ownership of our common stock on April 5, 2018 relating to the beneficial ownership of our common stock by those persons known to beneficially own more than 5% of our capital stock and by our directors and executive officers.  The percentage of beneficial ownership for the following table is based on 28,779,906 shares of common stock outstanding.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and does not necessarily indicate beneficial ownership for any other purpose. Under these rules, beneficial ownership includes those shares of common stock over which the stockholder has sole or shared voting or investment power. It also includes shares of common stock that the stockholder has a right to acquire within 60 days after April 5, 2018 pursuant to options, warrants, conversion privileges or other right. The percentage ownership of the outstanding common stock, however, is based on the assumption, expressly required by the rules of the Securities and Exchange Commission, that only the person or entity whose ownership is being reported has converted options or warrants into shares of our common stock.

Security Ownership of Management, Directors and Certain Beneficial Owners

Title of Class	Name of Beneficial Owner(1)	Number Of Shares	Percent Beneficially Owned
Common	Robertson James Orr - CEO and Director(2)	806,327	2.80%
Common	Michael Stebbins - President and Director(2)(3)	1,464,309(3)	5.08%
	All Directors, Officers and Principal Stockholders as a Group	2,270,636	7.88%

1.

As used in this table, “beneficial ownership” means the sole or shared power to vote, or to direct the voting of, a security, or the sole or shared investment power with respect to Common Stock (i.e., the power to dispose of, or to direct the disposition of, a security).

2.

The address of each Officer and Director is c/o Bollente Companies, Inc., 15720 N. Greenway Hayden Loop, Suite 2, Scottsdale, AZ 85260.

3.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Related Persons

As of December 31, 2017, and 2016, the Company had two notes payable due to an officer and director of the Company in amount of $34,150 and $34,150, respectively. The notes have interest rate that range from 0%-8% with due dates ranging from on demand through April 2017.

As of December 31, 2017, and 2016, the Company had line of credit due to a Company controlled by an officer and director of the Company in an amount of $4,791 and $0, respectively. During the year ended December 31, 2017 and 2016 the Company received advances $22,500 and $36,000 and made payments of $17,709 and $52,000, respectively.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

(1) AUDIT FEES

Audit and Non-Audit Fees

The aggregate fees billed for professional services rendered by Seale and Beers, CPAs, for the audit of our annual financial statements and review of the financial statements included in our Form 10-Q or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for fiscal year 2016 was $19,100.

In October 2016, Seale and Beers, CPAs was dismissed as our Independent Registered Public Accountants and we engaged AMC Auditing to serve as the Registrant’s independent registered public accountants. The aggregate fees billed for professional services rendered by AMC Auditing for the audit of our annual financial statements and review of the financial statements included in our Form 10-Q or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the fiscal year 2017 was $29,209.

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

3.

Exhibits included or incorporated herein: See index to Exhibits.

Exhibit Index

Exhibit Number	Exhibit Description
2.1	Acquisition Agreement and Plan of Merger - dated March 3, 2011(3)
2.2	Addendum No. 1 to Acquisition Agreement and Plan of Merger - Dated April 27, 2011(4)
3(i)(a)	Articles of Incorporation of Bollente Companies, Inc. (Formerly Alcantara Brands Corporation)(1)
3(i)(b)	Certificate of Amendment - Name Change - Dated March 2, 2011(2)
3(i)(c)	Certificate of Change - 50:1 Reverse Split - Dated September 23, 2010(2)
3(ii)(a)	Bylaws of Bollente Companies, Inc. (Formerly Alcantara Brands Corporation)(1)
10.1	Sublease Agreement - dated January 1, 2014(5)
10.2	Sublease Agreement -dated January 1, 2015(5)
10.3	Subscription and Royalty Agreement - Bollente International(5)
10.4	Subscription and Royalty Agreement - Bollente International(5)
10.5	Subscription and Royalty Agreement - Bollente International(5)
10.6	Subscription and Royalty Agreement - Bollente International(5)
10.7	Subscription and Royalty Agreement - Bollente International(5)
10.8	Subscription and Royalty Agreement - Bollente International(5)
10.9	Subscription and Royalty Agreement - Bollente International(5)
10.10	Subscription and Royalty Agreement - Bollente International(5)
10.11	Employment Agreement - dated March 1, 2015(5)
10.12	Promissory Note $200,000 dated March 3, 2015(5)
10.13	12% Senior Secured Convertible Promissory Note and Warrants Subscription Agreement -dated 6-2-2016(6)
10.14	12% Senior Secured Convertible Promissory Note and Warrants Subscription Agreement -dated May 20, 2016(6)
10.15	12% Senior Secured Convertible Promissory Note and Warrants Subscription Agreement -dated May 17, 2016(6)
10.16	Loan Agreement and Security Agreement -dated August 2, 2016(6)
10.17	Convertible Promissory Note -dated August 2, 2016(6)
21.1	Subsidiaries of the Company(5)
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act*
32.1	Certification pursuant to 18 U.S.C. Section 350*
101.INS	XBRL Instance
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation
101.DEF	XBRL Taxonomy Extension Definition
101.LAB	XBRL Taxonomy Extension Label
101.PRE	XBRL Taxonomy Extension Presentation

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

Date: April 16, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Robertson J. Orr	Chairman of the Board of Directors,	April 16, 2018
Robertson James Orr	Chief Executive Officer (Principal Executive Officer)
and Principal Financial Officer

/s/ Michael Stebbins	Director	April 16, 2018
Michael Stebbins

BOLLENTE COMPANIES INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Bollente Companies Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Bollente Companies Inc. (the “Company”) as of December 31, 2017 and December 31, 2016 and the related statements of operations, stockholders’ (deficit), and cash flows for each of the years in the two-year period ended December 31, 2017, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and December 31, 2016, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2017 in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 2 to the financial statements, the Company has negative working capital at December 31, 2017, has incurred recurring losses and recurring negative cash flow from operating activities, and has an accumulated deficit which raises substantial doubt about its ability to continue as a going concern.  Management’s plans concerning these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ AMC Auditing

AMC Auditing

We have served as the Company’s auditor since 2015

Las Vegas, Nevada

April 13, 2018

BOLLENTE COMPANIES, INC.

CONSOLIDATED BALANCE SHEETS

(AUDITED)

	For the Years Ended
	December 31, 2017	December 31, 2016
ASSETS
Current assets
Cash	$78,599	$87,134
Accounts receivable	129,246	116,333
Inventory	157,487	62,836
Prepaid expenses	318,207	220,306
Total current assets	683,539	486,609

Fixed assets, net of accumulated depreciation	1,223	1,478

Other Assets
Security deposits	1,500	1,500
Trademarks	11,916	11,912
Software	4,167	6,667
Website	-	1,628
Total other assets	17,583	21,707

Total assets	$702,345	$509,794

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued liabilities	624,253	461,704
Accrued interest payable - related party	4,483	1,642
Customer deposits	600	600
Advances	4,300	1,300
Line of credit - related party	4,791	-
Notes payable- related party	34,150	34,150
Notes payable, net of debt discount	380,000	488,866
Convertible notes payable, net	932,041	-
Total current liabilities	1,984,618	988,262

Convertible notes payable - long-term, net	151,359	148,157
Total long-term liabilities	151,359	148,157

Total liabilities	2,135,977	1,136,419

Stockholders' equity
Preferred stock, $0.001 par value, 10,000,000 shares authorized, 76,000 shares and 61,000 issued and outstanding as of December 31, 2017 and 2016, respectively	76	61
Common stock, $0.001 par value, 100,000,000 shares authorized, 27,924,842 and 23,722,342 shares issued and outstanding as of December 31, 2017 and 2016, respectively	27,925	23,724
Additional paid in capital	21,986,722	20,382,603
Subscriptions payable	548,780	40,000
Accumulated deficit	(23,997,135)	(21,073,013)
Total stockholders' equity	(1,433,632)	(626,625)

Total liabilities and stockholders' equity	$702,345	$509,794

See accompanying notes to consolidated financial statements.

BOLLENTE COMPANIES, INC

CONSOLIDATED STATEMENTS OF OPERATIONS

(AUDITED)

	For the years ended
	December 31, 2017	December 31, 2016

Revenue	$695,857	$429,582

Cost of goods sold	(530,593)	(490,276)

Gross profit	165,264	(60,694)

Operating expenses
General and administrative	1,710,117	1,031,644
Research and development	165,218	-
Professional fees	694,736	1,797,048
Total operating expenses	2,570,071	2,828,692

Other expenses
Other (expense) income	-	193
Interest expense	(467,164)	(383,641)
Total expenses	(467,164)	(383,448)

Net loss	$(2,871,971)	$(3,272,834)

Net loss per common share - basic	$(0.11)	$(0.15)

Weighted average number of common shares outstanding - basic	$25,086,788	$21,139,129

See accompanying notes to consolidated financial statements.

BOLLENTE COMPANIES, INC

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(AUDITED)

					Additional			Total
	Preferred Stock		Common Stock		Paid-in	Subscriptions	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Payable	Deficit	Equity (Deficit)

Balance, December 31, 2015	-	-	19,350,182	19,351	16,763,822	750,000	(17,800,179)	(267,006)

Stock issued for cash	-	-	1,111,100	1,111	743,959	(120,000)	-	625,070
Preferred units issued for cash	77,312	77	-	-	193,203	-	-	193,280
Common shares issued for conversion of preferred shares	(16,312)	(16)	81,560	82	(66)	-	-	-
Stock issued for services	-	-	2,974,500	2,975	1,934,126	(590,000)	-	1,347,101
Shares issued for Debt Term Extension	-	-	160,000	160	159,840	-	-	160,000
Stock issued with notes payable	-	-	45,000	45	44,955	-	-	45,000
Warrants issued with beneficial conversion feature	-	-	-	-	467,764	-	-	467,764
Contributed capital	-	-	-	-	75,000	-		75,000
Net loss	-	-	-	-	-	-	(3,272,834)	(3,272,834)

Balance, December 31, 2016	61,000	61	23,722,342	23,724	20,382,603	40,000	(21,073,013)	(626,625)

Prior period adjustment							(40,751)	(40,751)
Stock issued for cash	-	-	2,490,000	2,490	847,488	110,780	-	960,758
Repurchase and retirement of shares for cash			(300,000)	(300)	(83,700)	-	-	(84,000)
Stock issued for cancelation of royalty agreement	-	-	600,000	600	299,400	400,000	-	700,000
Common shares issued for conversion of preferred shares	(10,000)	(10)	50,000	50	(40)	-	-	-
Preferred units issued for cash	25,000	25	-	-	62,475	-	-	62,500
Stock issued for services	-	-	1,362,500	1,362	473,819	(2,000)	-	473,181
Warrants issued with beneficial conversion feature	-	-	-	-	4,677	-	-	4,677
Dividends	-	-	-	-	-	-	(11,400)	(11,400)
Net loss							(2,871,971)	(2,871,971)
Balance, December 31, 2017	76,000	76	27,924,842	27,925	21,986,722	548,780	(23,997,135)	(1,433,632)

See accompanying notes to consolidated financial statements.

BOLLENTE COMPANIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(AUDITED)

	For the years ended
	December 31, 2017	December 31, 2016
Cash Flows from Operating Activities
Net loss	$(2,871,971)	$(3,272,834)
Adjustments to reconcile net loss to net cash provided by operating activities:
Prior period adjustment	(40,751)
Shares issued for services	1,053,180	1,157,101
Shares issued for financing
Shares issued for cancellation of royalty agreement	120,000
Depreciation and amortization	4,379	27,272
Non cash interest expense	-	160,000
Amortization of debt discount	253,293	137,547
Changes in assets and liabilities
(Increase) decrease in accounts receivable	(12,913)	(43,800)
(Increase) decrease in inventory	(94,651)	159,700
(Increase) decrease in prepaid expenses	(97,901)	481,797
Increase (decrease) in accounts payable	162,550	(233,406)
Increase (decrease) in accrued interest payable - related party	2,841	17,527
Net cash used in operating activities	(1,521,944)	(1,409,096)

Cash Flows from Investing Activities:
Purchase of trademarks	-	(3,828)
Net cash used in investing activities	-	(3,828)

Cash Flows from Financing Activities:
Advances	3,000	1,300
Proceeds from convertible notes payable	705,000	510,000
Proceeds from notes payable	15,000	200,550
Repayments from notes payable	(142,240)	(92,760)
Proceeds from line of credit - related party	22,500	36,000
Repayments on line of credit - related party	(17,709)	(52,000)
Proceeds from sale of common stock, net of offering costs	1,044,458	625,070
Proceeds from sale of preferred stock	62,500	193,280
Repurchase of common stock	(84,000)	-
Proceeds from royalty payments	-	75,000
Dividends	(11,400)	-
Net cash provided by financing activities	1,597,109	1,496,440

Net increase in cash	75,165	83,516

Cash, beginning of period	87,134	3,618

Cash, end of period	$162,299	$87,134

Supplemental disclosure of cash flow information
Cash paid for interest	$48,118	$44,500
Cash paid for taxes	$-	$-

Non-cash investing and financing activities:
Shares issued for prepaid stock compensation	$-	$190,000

See accompanying notes to consolidated financial statements.

BOLLENTE COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017 AND 2016

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

BOLLENTE COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017 AND 2016

(AUDITED)

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

Recent Accounting Pronouncements

In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net). ASU 2016-08 clarifies the implementation guidance on principal versus agent considerations and includes indicators to assist an entity in determining whether it controls a specified good or service before it is transferred to the customers. ASU 2016-08 is effective January 1, 2018 to be in alignment with the effective date of ASU 2014-09.

In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing. The amendments in ASU 2016-10 clarify the following two aspects of Topic 606: identifying performance obligations and the licensing implementation guidance, while retaining the related principles for those areas. ASU 2016-10 is effective January 1, 2018 to be in alignment with the effective date of ASU 2014-09.

In May 2016, the FASB issued ASU 2016-12, Revenue from Contracts from Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients. The amendments in this update affect the guidance in ASU 2014-09, which is not yet effective. The core principle of the guidance in Topic 606 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The amendments in ASU 2016-12 do not change the core principle of the guidance in Topic 606, but instead affect only the narrow aspects noted in Topic 606. ASU 2016-12 is effective January 1, 2018 to be in alignment with the effective date of ASU 2014-09. Management evaluated ASU 2016-08, ASU2016-09, ASU 2016-10, and ASU 2016-12 and determined the adoption will not have a material impact on the Company’s consolidated financial statements.

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

BOLLENTE COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017 AND 2016

(AUDITED)

In January 2016, the FASB issued ASU 2016-01, Financial Instruments-Overall: Recognition and Measurement of Financial Assets and Financial Liabilities. ASU 2016-01 addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments including requirements to measure most equity investments at fair value with changes in fair value recognized in net income, to perform a qualitative assessment of equity investments without readily determinable fair values, and to separately present financial assets and liabilities by measurement category and by type of financial asset on the balance sheet or the accompanying notes to the financial statements. ASU 2016-01 will be effective for the Company beginning on January 1, 2018 and will be applied by means of a cumulative effect adjustment to the balance sheet, except for effects related to equity securities without readily determinable values, which will be applied prospectively. Management has reviewed this pronouncement and have determined that it would not have a material impact to the financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases, which requires an entity to recognize long-term lease arrangements as assets and liabilities on the balance sheet of the lessee. Under ASU 2016-02, a right-of-use asset and lease obligation will be recorded for all long-term leases, whether operating or financing, while the income statement will reflect lease expense for operating leases and amortization/interest expense for financing leases. The amendments also require certain new quantitative and qualitative disclosures regarding leasing arrangements. ASU 2016-02 will be effective for the Company beginning on January 1, 2019. Lessees must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. Early adoption is permitted. Management does not believe the adoption of ASU 2016-02 will have a material impact on the Company’s consolidated financial statements.

In March 2016, the FASB issued ASU 2016-05, Derivatives and Hedging: Effect of Derivative Contract Novations on Existing Hedge Accounting Relationships, which clarifies that a change in the counterparty to a derivative instrument that has been designated as a hedging instrument would not, in and of itself, be considered a termination of the derivative instrument, provided that all other hedge accounting criteria continue to be met. ASU 2016-05 is effective for the Company beginning on January 1, 2017. Early adoption is permitted, including in an interim period. Management evaluated ASU 2016-05 and determined the adoption of this new accounting standard will not have a material impact on the Company’s consolidated financial statements.

In March 2016, the FASB issued ASU 2016-06, Derivatives and Hedging (Topic 815): Contingent Put and Call Options in Debt Instruments, which aims to reduce the diversity of practice in identifying embedded derivatives in debt instruments. ASU 2016-06 clarifies that the nature of an exercise contingency is not subject to the “clearly and closely” criteria for purposes of assessing whether the call or put option must be separated from the debt instrument and accounted for separately as a derivative. ASU 2016-06 will be effective for the Company beginning on January 1, 2017. Management evaluated ASU 2016-06 and determined the adoption of this this new accounting standard will not have a material impact on the Company’s consolidated financial statements effective January 1, 2017.

In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation: Improvements to Employee Share-Based Payment Accounting. ASU 2016-09 simplifies several aspects of the accounting and presentation of share-based payment transactions, including the accounting for related income taxes consequences and certain classifications within the statement of cash flows. ASU 2016-09 is effective for the Company beginning on January 1, 2017. Management evaluated the impact of adopting ASU 2016-09 and determined the new accounting standard will not have a material impact on the Company’s consolidated financial statements.

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

BOLLENTE COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017 AND 2016

(AUDITED)

In November 2016, the FASB issued ASU 2016-18, “Statement of Cash Flows (Topic 230)”, requiring that the statement of cash flows explain the change in the total cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. This guidance is effective for fiscal years, and interim reporting periods therein, beginning after December 15, 2017 with early adoption permitted. The provisions of this guidance are to be applied using a retrospective approach which requires application of the guidance for all periods presented. Management has reviewed this pronouncement and have determined that it would not have a material impact to the financial statements.

In May 2017, the FASB issued ASU 2017-09, Compensation-Stock Compensation (Topic 718), Scope of Modification Accounting. The amendments in this Update provide guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. The amendments in this Update are effective for all entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. Early adoption is permitted, including adoption in any interim period, for (1) public business entities for reporting periods for which financial statements have not yet been issued and (2) all other entities for reporting periods for which financial statements have not yet been made available for issuance. Management has reviewed this pronouncement and have determined that it would not have a material impact to the financial statements.

In July 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2017-11, Earnings Per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480), Derivatives and Hedging (Topic 815). The amendments in Part I of this Update change the classification analysis of certain equity-linked financial instruments (or embedded features) with down round features. When determining whether certain financial instruments should be classified as liabilities or equity instruments, a down round feature no longer precludes equity classification when assessing whether the instrument is indexed to an entity’s own stock. The amendments also clarify existing disclosure requirements for equity-classified instruments. As a result, a freestanding equity-linked financial instrument (or embedded conversion option) no longer would be accounted for as a derivative liability at fair value as a result of the existence of a down round feature. For freestanding equity classified financial instruments, the amendments require entities that present earnings per share (EPS) in accordance with Topic 260 to recognize the effect of the down round feature when it is triggered. That effect is treated as a dividend and as a reduction of income available to common shareholders in basic EPS. Convertible instruments with embedded conversion options that have down round features are now subject to the specialized guidance for contingent beneficial conversion features (in Subtopic 470-20, Debt—Debt with Conversion and Other Options), including related EPS guidance (in Topic 260). The amendments in Part II of this Update recharacterize the indefinite deferral of certain provisions of Topic 480 that now are presented as pending content in the Codification, to a scope exception. Those amendments do not have an accounting effect. For public business entities, the amendments in Part I of this Update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. For all other entities, the amendments in Part I of this Update are effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. Early adoption is permitted for all entities, including adoption in an interim period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period.

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

DECEMBER 31, 2017 AND 2016

(AUDITED)

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

NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. As a result, the Company incurred accumulated net losses for the year ended December 31, 2017 of ($23,997,135).

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

NOTE 3 - INVENTORY

Inventories consist of the following at:

	December 31, 2017	December 31, 2016
Finished goods	$157,487	$62,836
Total	$157,487	$62,836

NOTE 4 - WEBSITE

Website consists of the following at:

	December 31, 2017	December 31, 2016
Website	$58,598	$58,598

Less: Accumulated amortization	(58,598)	(56,970)

Website, net	$--	$1,628

Amortization expense from continuing operations for the years ended December 31, 2017 and 2016 was $1,628 and $19,533, respectively.

BOLLENTE COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017 AND 2016

(AUDITED)

NOTE 5 - RELATED PARTY

As of December 31, 2017, and 2016, the Company had two notes payable due to an officer and director of the Company in amount of $34,150 and $34,150, respectively. The notes have interest rate that range from 0%-8% with due dates ranging from on demand through April 2017.

As of December 31, 2017, and 2016, the Company had line of credit due to a Company controlled by a officer and director of the Company in amount of $4,791 and $0, respectively. During the year ended December 31, 2017 and 2016 the Company received advances $22,500 and $36,000 and made payments of $17,709 and $52,000, respectively.

NOTE 6 - NOTES PAYABLE

Notes payable consist of the following at:

	December 31, 2017	December 31, 2016

Note payable from a shareholder, secured, 12% interest, due May 2017	$--	$82,240

Note payable from a shareholder, secured, 12% interest, due March 2017	300,000	300,000

Note payable, to an officer, director and shareholder, secured, 5% interest, due June 2017	80,000	125,000

Total Notes Payable	$380,000	$507,240

Less discounts	--	(18,374)

Total Notes Payable	380,000	488,866
Less current portion	(380,000)	(488,866)

Total Notes Payable - long term	$--	$233,000

BOLLENTE COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017 AND 2016

(AUDITED)

Convertible notes payable, net of debt discount consist of the following:

	December 31, 2017	December 31, 2016
Convertible note payable from a shareholder, secured, 12% interest, due May 2018, convertible at $1 per share	$10,000	$10,000

Convertible note payable from a shareholder, secured, 12% interest, due May 2018, convertible at $1 per share	50,000	50,000

Convertible note payable from a shareholder, secured, 12% interest, due June 2018, convertible at $1 per share	50,000	50,000

Convertible note payable from a shareholder, secured, 12% interest, due August 2018, convertible at $1 per share	50,000	50,000

Convertible note payable from an entity owned and controlled by a shareholder, secured, 12% interest, due 120 days after delivery of payment notice from lender or August 2018, convertible at $0.25 per share	900,000	350,000

Convertible note payable from a shareholder, secured, 12% interest, due May 2020, convertible at $1 per share	100,000	--

Convertible note payable from a shareholder, secured, 12% interest, due May 2020, convertible at $1 per share	50,000	--

Convertible note payable from a shareholder, secured, 12% interest, due May 2020, convertible at $1 per share	5,000	--

Less discount	(131,600)	(361,843)

Convertible notes payable, net	$1,083,400	$148,157

Less current portion	151,359	--

Convertible notes payable, net - Long-term	$932,041	$148,157

As of September 30, 2016, the Company issued $110,000 of principal amount of 12% secured convertible promissory notes and warrants to purchase our common stock. The notes are due between May and August 2018 and bear interest of percent (12%). The notes are secured by all of the Company’s assets. The outstanding principal amounts and accrued but unpaid interest of the notes are convertible at any time at the option of the holder into common stock at a conversion price of $1.00 per share. The notes the were issued with warrants to purchase up to 110,000 shares of the Company’s common stock at an exercise price of $1.50 per share. The warrants are exercisable at any time. The warrants are exercisable until five (5) years after the closing date.

BOLLENTE COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017 AND 2016

(AUDITED)

On August 2, 2016, the above-mentioned note holders entered into a subordination agreement, wherein the note holders agreed that the security interest granted to the note holders is now subordinated and made subsequent to the security interest granted to Built-Right Holdings, LLC, as mentioned below. In order to induce the note holders to permit and allow their security interest to be subordinated, the Company reduced the note holders’ warrant exercise price of the note holders’ warrants from $1.50 to $1.00 as evidenced in the executed addendums to warrant agreements.

On August 2, 2016, the Company entered into a Loan Agreement and Security Agreement (“Loan Agreement”) with Built-Right Holdings, LLC, an Arizona limited liability company (“Lender”). The Manager of Built-Right Holdings, LLC is 4C Management, Inc., whose Vice President is Rod Cullum, a consultant and shareholder of the Company. Pursuant to the Loan Agreement, Lender agreed to lend the Company $1 Million (the “Loan”). The Loan, which is evidenced by the Company’s Convertible Promissory Note dated August 2, 2016 (the “Note”), bears interest at the rate of twelve percent (12%) per annum and is due August 1, 2018. The Note is secured by a first priority security interest on all of the Company’s assets. The outstanding principal amount and accrued but unpaid interest of the Loan is convertible at any time at the option of the Lender into common stock at a conversion price of $0.25 per share. As of the date of this filing $900,000 has been received.

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

Interest expense including amortization of the associated debt discount for the ended December 31, 2017 and 2016 was $467,164 and $383,641, respectively.

BOLLENTE COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017 AND 2016

(AUDITED)

NOTE 7 - ROYALTY PAYMENTS

The Company has agreed to allow accredited investors the ability to receive a royalty on products sold in an effort to fund its distribution and marketing advances internationally by purchasing units.  Each unit represents 0.625% royalty interest in the Gross Margin of product sold by Bollente International, Inc., costing $25,000 per unit.

During the year ended December 31, 2017, the Company paid $11,400 in dividends related to royalty agreements.

On October 18, 2017, the Company entered into royalty termination agreements whereas the Company converted all royalties interest into a total of 1,400,000 shares of common stock valued at $700,000. As of December 31, 2017, the Company has issued 600,000 shares of common stock and has recorded the balance of the common stock due to stock payable.

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

Rent expense for the year ended December 31, 2017 and 2016 was $84,000 and $62,000, respectively.

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

BOLLENTE COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017 AND 2016

(AUDITED)

As of December 31, 2016, we issued 77,312 warrants to purchase 77,312 shares of the Company’s common stock at an exercise price of $1.00 per share associated with conversion of the Company’s 6% Series A Convertible Preferred Stock (“Preferred Stock”). The warrants are exercisable at any time until three (3) years after the closing date.

As of December 31, 2017, we issued 236,000 warrants for cash to purchase 236,000 shares of the Company’s common stock at an exercise price of $1.00 per share associated with. The warrants are exercisable at any time until three (3) years after the closing date.

Summary of warrant activity for the two years ended December 31, 2017 and 2016 is presented below:

	Number of Shares	Weighted Average Exercise Price
Balance, December 31, 2015	--	$--
Warrants granted and assumed	--	$--
Warrants expired	--	--
Warrants canceled	--	--
Warrants exercised	--	--
Balance, December 31, 2016	1,237,312	$1.00
Warrants granted and assumed	236,000	$--
Warrants expired	--	--
Warrants canceled	--	--
Warrants exercised	--	--
Balance, December 31, 2017	1,473,312	$1.00

As of December 31, 2017, there are warrants exercisable to purchase 1,473,312 shares of common stock in the Company.

NOTE 10 - INCOME TAXES

For the year ended December 31, 2017, the cumulative net operating loss carry-forward from continuing operations is approximately $23,997,135 at December 31, 2017 and will expire beginning in the year 2031.

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows as of December 31, 2017 and 2016:

	2017	2016
Deferred tax asset attributable to:
Net operating loss carryover	$8,159,026	$6,227,225
Valuation allowance	(8,159,026)	(6,227,225)
Net deferred tax asset	$--	$--

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of approximately $23,997,135 for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carry forwards may be limited as to use in future years.

BOLLENTE COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017 AND 2016

(AUDITED)

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

During the year ended December 31, 2016, the Company issued 2,974,500 shares of common stock for services totaling $1,392,101. Of which $590,000 of the services were received during the year ended December 31, 2015 and recorded as stock payable.

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

During the year ended December 31, 2017, the Company issued 2,190,000 shares of common stock for cash received of $876,758, of which $120,000 of the funds were received during the year ended December 31, 2016 and recorded as stock payable.

During the year ended December 31, 2017, the Company received $110,780 cash for the purchase of common stock. As of December 31, 2017, no shares have been issued and the amount is recorded as stock payable.

During the year ended December 31, 2017, the Company issued 25,000 units consisting of shares of preferred stock and one warrant for $62,500 cash. During the year ended December 31, 2017, the Company a shareholder converted 10,000 shares of preferred stock into 50,000 shares of the Company’s common stock and 10,000 warrants.

During the year ended December 31, 2017, the Company repurchased and retired 300,000 shares of common stock for $84,000.

During the year ended December 31, 2017, the Company issued 1,362,500 shares of common stock with a fair value of $473,181 for services, of which $2,000 of the services were received during the year ended December 31, 2016 and recorded as stock payable.

NOTE 12 - SUBSEQUENT EVENT

Subsequent to year end, the Company issued 1,482,560 shares of common stock for cash.

Subsequent to year end, the Company issued 73,500 shares of common stock for services.

Subsequent to year end, the Company issued 550,000 shares of common stock for the termination of certain Royalty Agreements.