Form 10-Q
period 2018-03-31
Bollente Companies Inc.
filed 2018-05-11
CIK 1429393

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

The number of shares of Common Stock, $0.001 par value, outstanding on May 8, 2018, was 30,030,906 shares.

BOLLENTE COMPANIES INC.

QUARTERLY PERIOD ENDED MARCH 31, 2018

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

BOLLENTE COMPANIES, INC.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	March 31, 2018	December 31, 2017
ASSETS
Current assets
Cash	$342,285	$78,599
Accounts receivable	257,247	129,246
Inventory	51,102	157,487
Prepaid expenses	334,939	318,207
Total current assets	985,573	683,539

Fixed assets, net of accumulated depreciation	1,875	1,223

Other Assets
Security deposits	1,500	1,500
Trademarks	11,916	11,916
Software	2,527	4,167
Total other assets	15,943	17,583

Total assets	$1,003,391	$702,345

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued liabilities	668,115	624,253
Accrued interest payable - related party	6,406	4,483
Customer deposits	600	600
Advances	4,300	4,300
Line of credit - related party	-	4,791
Notes payable- related party	99,150	34,150
Notes payable, net of debt discount	300,000	380,000
Convertible notes payable, net of debt discount	148,848	932,041
Total current liabilities	1,227,419	1,984,618

Convertible notes payable - long term, net of debt discount	1,067,606	151,359
Total long-term liabilities	1,067,606	151,359

Total liabilities	2,295,025	2,135,977

Stockholders' equity
Preferred stock, $0.001 par value, 10,000,000 shares authorized, 76,000 shares and 76,000 issued and outstanding as of March 31, 2018 and December 31, 2017, respectively	76	76
Common stock, $0.001 par value, 100,000,000 shares authorized, 28,779,902 and 27,924,842 shares issued and outstanding as of March 31, 2018 and December 31, 2017, respectively	28,779	27,925
Additional paid in capital	22,413,398	21,986,722
Subscriptions payable	688,000	548,780
Accumulated defcit	(24,421,887)	(23,997,135)
Total stockholders' equity	(1,291,634)	(1,433,632)

Total liabilities and stockholders' equity	$1,003,391	$702,345

See accompanying notes to consolidated financial statements.

BOLLENTE COMPANIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the quarters ended
	March 31, 2018	March 31, 2017

Revenue	$425,046	$115,308

Cost of goods sold	(321,447)	(63,945)

Gross profit	103,599	51,363

Operating expenses
General and administrative	275,034	173,952
Research and development	-	52,149
Professional fees	144,794	166,608
Total operating expenses	419,828	392,709

Other expenses
Interest expense	(108,523)	(140,449)
Total expenses	(108,523)	(140,449)

Net loss	$(424,752)	$(481,795)

Net loss per common share - basic	$(0.01)	$(0.02)

Weighted average number of common shares outstanding - basic	28,652,385	24,008,295

See accompanying notes to consolidated financial statements.

BOLLENTE COMPANIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the quarters ended
	March 31, 2018	March 31, 2017

Cash Flows from Operating Activities
Net loss	$(424,752)	$(481,795)
Adjustments to reconcile net loss to net cash provided by operating activities:
Shares issued for services	82,749	121,000
Shares issued for canellation of royalty agreement	-
Depreciation and amortization	1,880	3,292
Amortization of debt discount	57,054	65,084
Changes in assets and liabilities
(Increase) decrease in accounts receivable	(128,001)	37,818
(Increase) decrease in inventory	106,385	15,794
(Increase) decrease in prepaid expenses	(16,732)	(70,309)
Increase (decrease) in accounts payable	45,786	11,725
Increase (decrease) in accrued interest payable - related party	-	16,336
Net cash used in operating activities	(275,631)	(281,055)

Cash Flows from Investing Activities:
Purchase of fixed assets	(892)	-
Net cash used in investing activities	(892)	-

Cash Flows from Financing Activities:

Proceeds from convertible notes payable	75,000	-
Repayments of convertible notes payable	(80,000)	-
Proceeds from notes payable	65,000	120,000
Repayments from notes payable	-	(10,415)
Proceeds from line of credit - related party	-	5,000
Repayments on line of credit - related party	(4,791)	(5,000)
Proceeds from sale of common stock, net of offering costs	485,000	210,000
Proceeds from sale of preferred stock	-	25,000
Repurchase of common stock	-	(84,000)
Net cash provided by financing activities	540,209	260,585

Net increase in cash	263,686	(20,470)

Cash, beginning of period	78,599	87,134

Cash, end of period	$342,285	$66,664

Supplemental disclosure of cash flow information
Cash paid for interest	$7,700	$14,835
Cash paid for taxes	$-	$-

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

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (GAAP) and applicable rules and regulations of the Securities and Exchange Commission (SEC) regarding interim financial reporting. Certain information and note disclosures normally included in the consolidated financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. As such, the information included in the consolidated financial statements for the three months ended March 31, 2018 should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s Form 10-K for the Company’s fiscal year ended December 31, 2017 as filed with the SEC pursuant to Rule 12(b) under the Securities Act of 1934.

The consolidated balance sheet as of December 31, 2017, included herein was derived from the audited financial statements as of that date, but does not include all disclosures including notes required by GAAP.

The accompanying unaudited consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the financial position, results of operations, and cash flows for the interim periods, but are not necessarily indicative of the results of operations to be anticipated for the year ended December 31, 2018.

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

Convertible instruments with embedded conversion options that have down round features are now subject to the specialized guidance for contingent beneficial conversion features (in Subtopic 470-20, Debt-Debt with Conversion and Other Options), including related EPS guidance (in Topic 260). The amendments in Part II of this Update recharacterize the indefinite deferral of certain provisions of Topic 480 that now are presented as pending content in the Codification, to a scope exception. Those amendments do not have an accounting effect. For public business entities, the amendments in Part I of this Update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. For all other entities, the amendments in Part I of this Update are effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. Early adoption is permitted for all entities, including adoption in an interim period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period.

NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. As a result, the Company incurred accumulated net losses for the year ended March 31, 2018 of ($24,421,887).

The ability of the Company to continue as a going concern is dependent upon its ability to raise additional capital from the sale of common stock and, ultimately, the achievement of significant operating revenues. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts,or amounts and classification of liabilities that might result from this uncertainty.

NOTE 3 - INVENTORY

Inventories consist of the following at:

	March 31, 2018	December 31, 2017
Finished goods	$51,102	$157,487
Total	$51,102	$157,487

Inventory purchases are prepaid up to 70% during the manufacturing process, with the final 30% being paid upon shipment. The Company inventory is shipped from the manufacturer to the Company via FOB shipping point and as such is included in the Company’s inventory at the point of shipment. As of March 31, 2018, and December 31, 2017, the Company had prepaid inventory of $322,806 and $276,954, respectively.

NOTE 4 - RELATED PARTY

As of March 31, 2018, and December 31, 2017, the Company had two notes payable due to an officer and director of the Company in amount of $34,150 and $34,150, respectively. The notes have interest rate that range from 0%-8% with due dates ranging from on demand through April 2017.

On January 25, 2018, the Company issued a $100,000 12% secured promissory grid notes. The note is due on December 31, 2020. During the three months ended March 31, 2018, the Company received advances of $65,000 on the grid note. As of the March 31, 2018, $65,000 remained outstanding on the note.

As of March 31, 2018, and December 31, 2017, the Company had line of credit due to a Company controlled by an officer and director of the Company in amount of $0 and $4,791, respectively. During the quarter ended March 31, 2018 and 2017 the Company received advances $0 and $5,000 and made payments of $4,791 and $5,000, respectively.

NOTE 5 - NOTES PAYABLE

Notes payable net of debt discount consist of the following at:

	March 31, 2018	December 31, 2017

Note payable from a shareholder, secured, 12% interest, due May 2017	$--	$--

Note payable from a shareholder, secured, 12% interest, due March 2017	300,000	300,000

Note payable, to an officer, director and shareholder, secured, 5% interest, due June 2017	--	80,000

Total Notes Payable	$300,000	$380,000

Less discounts	--	--

Total Notes Payable	300,000	380,000
Less current portion	(300,000)	(380,000)

Total Notes Payable - long term	$--	$--

Interest expense including amortization of the associated debt discount for the three months ended March 31, 2018 and 2017 was $8,877 and $28,360, respectively.

NOTE 6 - CONVERTIBLE NOTES PAYABLE

Convertible notes payable, net of debt discount consist of the following:

	March 31, 2018	December 31, 2017
Convertible note payable from a shareholder, secured, 12% interest, due May 2018, convertible at $1 per share	$10,000	$10,000

Convertible note payable from a shareholder, secured, 12% interest, due May 2018, convertible at $1 per share	50,000	50,000

Convertible note payable from a shareholder, secured, 12% interest, due June 2018, convertible at $1 per share	50,000	50,000

Convertible note payable from a shareholder, secured, 12% interest, due August 2018, convertible at $1 per share	50,000	50,000

Convertible note payable from an entity owned and controlled by a shareholder, secured, 12% interest, due 120 days after delivery of payment notice from lender or August 2018, convertible at $0.25 per share	900,000	900,000

Convertible note payable from a shareholder, secured, 12% interest, due May 2020, convertible at $1 per share	100,000	100,000

Convertible note payable from a shareholder, secured, 12% interest, due May 2020, convertible at $1 per share	50,000	50,000

Convertible note payable from a shareholder, secured, 12% interest, due May 2020, convertible at $1 per share	5,000	5,000

Convertible note payable from a shareholder, secured, 12% interest, due Feb 2020, convertible at $1 per share	75,000	--

Less discount	(73,546)	(131,600)

Total notes payable, net	$1,216,454	$1,083,400

Less current portion	(148,848)	(151,359)

Convertible notes payable, net - Long-term	$1,067,606	$932,041

On February 15, 2018, the Company issued a $75,000 12% secured convertible promissory note. The note is due on February 24, 2020 and are secured by the Company’s accounts receivable and inventory. The outstanding principal amounts and accrued but unpaid interest of the notes are convertible at any time at the option of the holder into common stock at a conversion price of $0.50 per share.

Interest expense including amortization of the associated debt discount for the three months ended March 31, 2018 and 2017 was $95,952 and $82,027, respectively.

NOTE 7 - ROYALTY PAYMENTS

The Company has agreed to allow accredited investors the ability to receive a royalty on products sold in an effort to fund its distribution and marketing advances internationally by purchasing units.  Each unit represents 0.625% royalty interest in the Gross Margin of product sold by Bollente International, Inc., costing $25,000 per unit.

As of the quarter ended March 31, 2018, the Company paid $11,400 in dividends related to royalty agreements.

On October 18, 2017, the Company entered into royalty termination agreements whereas the Company converted all royalties interest into a total of 1,400,000 shares of common stock valued at $700,000. As of March 31, 2018, the Company has issued 1,150,000 shares of common stock and has recorded the balance of the common stock due to stock payable.

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

Rent expense for the quarters ended March 31, 2018 and 2017 was $20,400 and $20,400, respectively.

Executive Employment Agreements

The Company has an employment agreement with the CEO to perform duties and responsibilities as may be assigned. The base salary is in the amount of $75,000 per annum plus an annual bonus of 120,000 shares of common stock commencing on March 31, 2018 and ending February 28, 2019 with an option renewal on (March 1) thereafter.

The Company has an employment agreement with the President to perform duties and responsibilities as may be assigned. The base salary is in the amount of $150,000 per annum plus a one-time bonus of 250,000 shares of common stock commencing on October 1, 2017 and ending September 30, 2018 with an option renewal on September 15, 2018.

NOTE 9 - STOCK WARRANTS

During the quarter ended March 31, 2018, we issued 70,312 warrants in conjunction with units which included shares of the Company’s common stock, at an exercise price of $1.00 per share. The warrants are exercisable at any time until three (3) years after the closing date.

The following is a summary of stock warrants activity during the year ended March 31, 2018 and December 31, 2017.

	Number of Shares	Weighted Average Exercise Price
Balance, December 31, 2017	1,473,312	$1.00
Warrants granted and assumed	70,312	$--
Warrants expired	--	--
Warrants canceled	--	--
Warrants exercised	--	--
Balance, March 31, 2018	1,543,624	$1.00

As of March 31, 2018, there are warrants exercisable to purchase 1,543,624 shares of common stock in the Company.

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

During the quarter ended March 31, 2018, the Company issued 163,500 shares of common stock with a fair value of $81,750 for services.

During the quarter ended March 31, 2018, the Company issued 141,560 shares of common stock for $70,780 cash, of which $65,780 of the cash was received during the year ended December 31, 2017 and recorded as stock payable. Additionally, the Company received $480,000 for the sale of common stock which has not been issued and has been recorded as stock payable.

As of December 31, 2017, the Company was obligated to issue 550,000 shares of common stock valued at $275,000 for the cancellation of the royalty payments disclosed in Note 7. As of March 31, 2018, 550,000 valued at $275,000 of these shares were issued and 250,000 shares valued at $125,000 have not been issued and remain in stock payable.

NOTE 11 - SUBSEQUENT EVENTS

Subsequent to year end, the Company issued 1,035,000 shares of common stock for $422,500 cash. All cash related to the issuances was received during the quarter ended March 31, 2018 and was recorded as stock payable.

Subsequent to year end, the Company issued 216,000 shares of common stock to extend the due date of a certain notes payable dated August 2, 2016 until August 1, 2019

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

AVAILABLE INFORMATION

We file annual, quarterly and other reports and other information with the SEC. You can read these SEC filings and reports over the Internet at the SEC's website at www.sec.gov or on our website at www.bollentecompanies.com. You can also obtain copies of the documents at prescribed rates by writing to the Public Reference Section of the SEC at 100 F Street, NE, Washington, DC 20549 on official business days between the hours of 10:00 am and 3:00 pm. Please call the SEC at (800) SEC-0330 for further information on the operations of the public reference facilities. We will provide a copy of our annual report to security holders, including audited financial statements, at no charge upon receipt to of a written request to us at Bollente Companies, Inc., 15720 N. Greenway Hayden Loop, Suite 2, Scottsdale, Arizona 85260.

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

Our trutankless® water heaters were officially launched in the first quarter of 2014 and is sold throughout the wholesale plumbing distribution channel. We began generating revenue in the first quarter of 2014. As of the fiscal year ended December 31, 2014, we generated $238,912 in revenue. As of the fiscal year ended December 31, 2015, we generated $265,504 in revenue. As of the fiscal year ended December 31, 2017, we generated $695,857 in revenue. As of the three months ended March 31, 2018, we generated $425,046 in revenue.

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

RESULTS OF OPERATIONS

Results of Operations for the three months ended March 31, 2018 compared with the three months ended March 31, 2017.

Revenues

In the three months ended March 31, 2018, we generated $425,046 in revenues, as compared to $115,308 in revenues in the prior year. Cost of goods sold was $321,447 in the three months ended March 31, 2018, as compared to $63,945 in the three months ended March 31, 2017. This increase in cost of goods sold was primarily attributable to an increase in cost of inventory.

To the knowledge of management, the Company is unaware of any trends or uncertainties in the sales or costs of our products and services for the periods discussed.

Gross Profit

Our gross profit increased $52,236, or approximately 102%, to $103,599 for the three months ended March 31, 2018 from $51,363 for the three months ended March 31, 2017. This increase in gross profit was primarily attributable to an increase in products sold.

Expenses

Operating expenses totaled $419,828 during the three months ended March 31, 2018 as compared to $392,709 in the prior year. In the three month period ended March 31, 2018, our expenses primarily consisted of General and Administrative of $275,034 and Professional fees of $144,794.

General and administrative fees increased $101,082, or approximately 58% to $275,034 for the three months ended March 31, 2018 from $173,952 for the three months ended March 31, 2017.  This increase was primarily due to an increase in wages and marketing.

Professional fees decreased $21,814, or approximately 13% to $144,794 for the three months ended March 31, 2018 from $166,608 for the three months ended March 31, 2017.  Professional fees decreased due to a decrease in consulting fee associated with business development.

Other Expenses

Interest expense decreased $31,926 to $108,523 in the three months ended March 31, 2018 from $140,449 in the three months ended March 31, 2017. The decrease was the result of a decrease in notes payable with interest accruals.

Net Loss

In the three months ended March 31, 2018, we generated a net loss of $424,752, a decrease of $57,043 from $481,795 for the three months ended March 31, 2017. This decrease was attributable to decreased consulting fees associated with business development and the Company spending less towards developing its technology.

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

Liquidity and Capital Resources

At March 31, 2018, we had an accumulated deficit of $24,421,887. Primarily because of our history of operating losses and our recording of note payables, we have a working capital deficiency of $1,082,709 at March 31, 2018. Losses have been funded primarily through issuance of common stock and borrowings from our stockholders and third-party debt. As of March 31, 2018, we had $342,285 in cash, $257,247 in accounts receivable, $51,102 in inventory, and $334,939 in prepaid expenses. We used net cash in operating activities of $275,631 for the three months ended March 31, 2018.

Cash Flows from Operating, Investing and Financing Activites

The following table provides detailed information about our net cash flow for all financial statement periods presented in this Quarterly Report. To date, we have financed our operations through the issuance of stock and borrowings.

The following table sets forth a summary of our cash flows for the three months ended March 31, 2018 and 2017:

	Three months ended March 31,
	2018	2017
Net cash used in operating activities	$(275,631)	$(281,055)
Net cash used in investing activities	(892)	-
Net cash provided by financing activities	540,209	260,585
Net increase/(decrease) in Cash	263,686	(20,470)
Cash, beginning	78,599	87,134
Cash, ending	$342,285	$66,664

Operating activities - Net cash used in operating activities was $275,631 for the three months ended March 31, 2018, as compared to $281,055 used in operating activities for the same period in 2017. The decrease in net cash used in operating activities was primarily due to a higher volume of units sold and decrease in research and development and consulting contract cost.

Investing activities - Net cash provided by financing activities for the three months ended March 31, 2018 was $892, as compared to $0 for the same period of 2017. The increase of net cash used in investing activities was mainly attributable to the purchase of equipment during the current period.

Financing activities - Net cash provided by financing activities for the three months ended March 31, 2018 was $540,209, as compared to $260,585 for the same period of 2017. The increase of net cash provided by financing activities was mainly attributable to more equity financing.

Ongoing Funding Requirements

As of March 31, 2018, we continue to use traditional and/or debt financing to provide the capital we need to run the business. It is possible that we may need additional funding to enable us to fund our operating expenses and capital expenditures requirements.

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

Item 1A. Risk Factors

The risk factors listed in our 2017 Form 10-K, filed with the Securities Exchange Commission on April 16, 2018, are hereby incorporated by reference.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the quarter ended March 31, 2018, we issued 163,500 shares of common stock with a fair value of $81,750 for services.

During the quarter ended March 31, 2018, we issued 141,560 shares of common stock for $70,780 cash, of which $65,780 of the cash was received during the year ended December 31, 2017 and recorded as stock payable. Additionally, we received $480,000 for the sale of common stock which has not been issued and has been recorded as stock payable.

As of December 31, 2017, the Company was obligated to issue 550,000 shares of common stock valued at $275,000 for the cancellation of the royalty payments disclosed in Note 7. As of March 31, 2018, 550,000 valued at $275,000 of these shares were issued and 250,000 shares valued at $125,000 have not been issued and remain in stock payable.

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

Subsequent Issuances

Subsequent to year end, we issued 1,251,000 shares of common stock for cash.

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

Issuer Purchases of Equity Securities

The Company did not repurchase any of its equity securities during the first quarter ended March 31, 2018.

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

Date: May 11, 2018