Form 10-Q
period 2018-06-30
Trutankless, Inc.
filed 2018-08-17
CIK 1429393

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-54219

TRUTANKLESS INC.

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

The number of shares of Common Stock, $0.001 par value, outstanding on August 14, 2018, was 31,734,906 shares.

TRUTANKLESS INC.

QUARTERLY PERIOD ENDED JUNE 30, 2018

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

TRUTANKLESS INC.

(F.K.A. BOLLENTE COMPANIES INC.)

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	June 30, 2018	December 31, 2017

ASSETS
Current assets
Cash	$64,400	$78,599
Accounts receivable	245,234	129,246
Inventory	29,931	157,487
Prepaid expenses	409,302	318,207
Total current assets	748,867	683,539

Fixed assets, net of accumulated depreciation	1,704	1,223

Other Assets
Security deposits	1,500	1,500
Trademarks	11,916	11,916
Software	1,698	4,167
Total other assets	15,114	17,583

Total assets	$765,685	$702,345

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued liabilities	762,887	624,253
Accrued interest payable - related party	7,877	4,483
Customer deposits	600	600
Advances	4,300	4,300
Line of credit - related party	-	4,791
Notes payable- related party	99,150	34,150
Notes payable, net of debt discount	275,225	380,000
Convertible notes payable, net of debt discount	1,055,229	932,041
Total current liabilities	2,205,268	1,984,618

Convertible notes payable - long term, net of debt discount	227,131	151,359
Total long-term liabilities	227,131	151,359

Total liabilities	2,432,399	2,135,977

Stockholders' equity
Preferred stock, $0.001 par value, 10,000,000 shares authorized, 76,000 shares issued and outstanding as of June 30, 2018 and December 31, 2017, respectively	76	76
Common stock, $0.001 par value, 100,000,000 shares authorized, 30,310,902 and 27,924,842 shares issued and outstanding as of June 30, 2018 and December 31, 2017, respectively	30,310	27,925
Additional paid in capital	23,158,265	21,986,722
Subscriptions payable	258,000	548,780
Accumulated defcit	(25,113,365)	(23,997,135)
Total stockholders' equity	(1,666,714)	(1,433,632)

Total liabilities and stockholders' equity	$765,685	$702,345

See accompanying notes to consolidated financial statements.

TRUTANKLESS INC.

(F.K.A. BOLLENTE COMPANIES INC.)

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the three months ended		For the six months ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017

Revenue	$354,339	$142,831	$779,385	$258,139

Cost of goods sold	(411,985)	(125,803)	(733,432)	(189,748)

Gross profit	(57,646)	17,028	45,953	68,391

Operating expenses
General and administrative	372,339	367,950	647,373	541,902
Research and development	4,486	34,570	4,486	86,719
Professional fees	138,822	106,824	253,616	273,432
Total operating expenses	515,647	509,344	905,475	902,053

Other expenses
Interest expense	(148,185)	(127,875)	(256,708)	(260,911)
Total expenses	(148,185)	(127,875)	(256,708)	(260,911)

Net loss	$(721,478)	$(620,191)	$(1,116,230)	$(1,094,573)

Net loss per common share - basic	$(0.03)	$(0.03)	$(0.04)	$(0.04)

Weighted average number of common shares outstanding - basic	28,779,902	24,143,855	28,127,392	24,689,356

See accompanying notes to consolidated financial statements.

TRUTANKLESS INC.

(F.K.A. BOLLENTE COMPANIES INC.)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the six months ended
	June 30, 2018	June 30, 2017

Cash Flows from Operating Activities
Net loss	$(1,116,230)	$(1,094,573)
Adjustments to reconcile net loss to net cash provided by operating activities:
Shares issued for services	82,749	152,000
Depreciation and amortization	2,880	4,120
Amortization of debt discount	154,583	131,145
Changes in assets and liabilities
(Increase) decrease in accounts receivable	(115,988)	(206)
(Increase) decrease in inventory	127,556	(155,372)
(Increase) decrease in prepaid expenses	(16,095)	72,279
Increase (decrease) in accounts payable	142,029	58,483
Increase (decrease) in accrued interest payable - related party	-	2,000
Net cash used in operating activities	(738,516)	(830,124)

Cash Flows from Investing Activities:
Purchase of fixed assets	(892)	-
Net cash used in investing activities	(892)	-

Cash Flows from Financing Activities:

Proceeds from convertible notes payable	75,000	420,000
Repayments of convertible notes payable	(80,000)	-
Proceeds from notes payable	225,000	15,000
Repayments from notes payable	-	(22,414)
Proceeds from line of credit - related party	-	22,500
Repayments on line of credit - related party	(4,791)	(5,000)
Proceeds from sale of common stock, net of offering costs	510,000	375,009
Proceeds from sale of preferred stock	-	37,500
Repurchase of common stock	-	(84,000)
Net cash provided by financing activities	725,209	758,595

Net decrease in cash	(14,199)	(71,529)

Cash, beginning of period	78,599	87,134

Cash, end of period	$64,400	$15,655

Supplemental disclosure of cash flow information
Cash paid for interest	$13,700	$23,750
Cash paid for taxes	$-	$-

See accompanying notes to consolidated financial statements.

TRUTANKLESS INC.

(F.K.A. BOLLENTE COMPANIES INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2018

(UNAUDITED)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

The Company was incorporated on March 7, 2008 under the laws of the State of Nevada, as Alcantara Brands Corporation. On October 5, 2010, the Company amended its articles of incorporation and changed its name to Bollente Companies, Inc. On June 4, 2018, the Company amended its articles of incorporation and changed its name to Trutankless, Inc.

Nature of operations

The Company is involved in research and development of a new high quality, whole-house, electric tankless water heater that is more energy efficient than conventional products.

Principles of consolidation

The consolidated financial statements include the accounts of Trutankless Inc. and its wholly owned subsidiaries. On May 16, 2010, the Company acquired 100% of the outstanding stock of Bollente, Inc. On the date of acquisition, Bollente, Inc. was 2.78% owned and controlled 100% by Robertson J. Orr, a majority shareholder and officer and director of Trutankless Inc. and the acquisition was accounted for by means of a pooling of the entities from the date of inception of Trutankless Inc. on March 7, 2008 because the entities were under common control. On November 21, 2013, the Company formed a wholly owned subsidiary, Nuvola, Inc. On August 13, 2015, the Company formed a wholly owned subsidiary, Bollente International, Inc. All significant inter-company transactions and balances have been eliminated.

Basis of presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (GAAP) and applicable rules and regulations of the Securities and Exchange Commission (SEC) regarding interim financial reporting. Certain information and note disclosures normally included in the consolidated financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. As such, the information included in the consolidated financial statements for the six months ended June 30, 2018 should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s Form 10-K for the Company’s fiscal year ended December 31, 2017 as filed with the SEC pursuant to Rule 12(b) under the Securities Act of 1934.

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

Stock-based compensation

The Company records stock-based compensation in accordance with the guidance in ASC Topic 505 and 718 which requires the Company to recognize expenses related to the fair value of its employee stock option awards. This eliminates accounting for share-based compensation transactions using intrinsic value and requires instead that such transactions be accounted for using a fair-value-based method. The Company recognizes the cost of all share-based awards on a graded vesting basis over the vesting period of the award.

The Company accounts for equity instruments issued in exchange for the receipt of goods or services from other than employees in accordance with ASC 505-50. Costs are measured at the estimated fair market value of the consideration received or the estimated fair value of the equity instruments issued, whichever is more reliably measurable. The value of equity instruments issued for consideration other than employee services is determined on the earliest of a performance commitment or completion of performance by the provider of goods or services as defined by FASB ASC 505-50.

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

Accounts receivable and allowance for doubtful accounts

Accounts receivable are stated at the amount management expects to collect. The Company generally does not require collateral to support customer receivables. The Company provides an allowance for doubtful accounts based upon a review of the outstanding accounts receivable, historical collection information and existing economic conditions. As of June 30, 2018, the Company has recorded a total allowance for bad debt of $65,773.

Revenue recognition

The Company records revenue when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable and collectability is probable. The Company records revenue from the sale of product upon shipment or delivery of the products to the customer. The Company also records the shipping income when the products are sent to the customer.

Fair value of financial instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of June 30, 2018. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash and accounts payable. Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

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

NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. As a result, the Company incurred accumulated net losses for the six months ended June 30, 2018 of ($25,113,365).

The ability of the Company to continue as a going concern is dependent upon its ability to raise additional capital from the sale of common stock and, ultimately, the achievement of significant operating revenues. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might result from this uncertainty.

NOTE 3 - INVENTORY

Inventories consist of the following at:

	June 30, 2018	December 31, 2017
Finished goods	29,931	157,487
Total	$29,931	$157,487

Inventory purchases are prepaid up to 70% during the manufacturing process, with the final 30% being paid upon shipment. The Company inventory is shipped from the manufacturer to the Company via FOB shipping point and as such is included in the Company’s inventory at the point of shipment. As of June 30, 2018, and December 31, 2017, the Company had prepaid inventory of $337,851 and $276,954, respectively.

NOTE 4 - RELATED PARTY

As of June 30, 2018, and December 31, 2017, the Company had two notes payable due to an officer and director of the Company in amount of $34,150 and $34,150, respectively. The notes have interest rate that range from 0%-8% with due dates ranging from on demand through April 2017.

On January 25, 2018, the Company issued a $100,000 12% secured promissory grid notes due to an officer and director of the Company. The note is due on December 31, 2020. During the six months ended June 30, 2018, the Company received advances of $65,000 on the grid note. As of June 30, 2018, $65,000 remained outstanding on the note.

As of June 30, 2018, and December 31, 2017, the Company had line of credit due to a Company controlled by an officer and director of the Company in amount of $0 and $4,791, respectively. During the six months ended June 30, 2018 and 2017 the Company received advances $0 and $5,000 and made payments of $4,791 and $5,000, respectively.

NOTE 5 - NOTES PAYABLE

Notes payable net of debt discount consist of the following at:

	June 30, 2018	December 31, 2017

Note payable from a shareholder, secured, 12% interest, due June 2017	$150,000	$200,000

Note payable from a shareholder, secured, 12% interest, due September 2017	100,000	100,000

Note payable from a shareholder, secured, 12% interest secured, 5% interest, due April 2019	50,000	--

Note payable, to an officer, director and shareholder, secured, 5% interest, due June 2017	--	80,000

Total Notes Payable	$300,000	$380,000

Less discounts	(24,775)	--

Total Notes Payable	275,225	380,000
Less current portion	(275,225)	(380,000)

Total Notes Payable - long term	$--	$--

On February 2, 2018, the Company entered into an agreement with the note holder to split a certain note payable dated July 1, 2015 into two notes in the amount of $150,000 and $50,000, respectively. In addition to the splitting the notes the noteholder also agreed to the extend the due date of the new $50,000 note to July 1, 2018. On June 4, 2018, for consideration of 15,000 shares the noteholder further agreed to extend the due date of the new $50,000 note to April 1, 2019

Interest expense including amortization of the associated debt discount for the three months ended June 30, 2018 and 2017 was $20,576 and $49,228, respectively.

NOTE 6 - CONVERTIBLE NOTES PAYABLE

Convertible notes payable, net of debt discount consist of the following:

	June 30, 2018	December 31, 2017
Convertible note payable from a shareholder, secured, 12% interest, due May 2018, convertible at $1 per share	$10,000	$10,000

Convertible note payable from a shareholder, secured, 12% interest, due May 2018, convertible at $1 per share	50,000	50,000

Convertible note payable from a shareholder, secured, 12% interest, due June 2018, convertible at $1 per share	50,000	50,000

Convertible note payable from a shareholder, secured, 12% interest, due August 2018, convertible at $1 per share	50,000	50,000

Convertible note payable from an entity owned and controlled by a shareholder, secured, 12% interest, due 120 days after delivery of payment notice from lender or August 2018, convertible at $0.25 per share	900,000	900,000

Convertible note payable from a shareholder, secured, 12% interest, due May 2020, convertible at $1 per share	100,000	100,000

Convertible note payable from a shareholder, secured, 12% interest, due May 2020, convertible at $1 per share	50,000	50,000

Convertible note payable from a shareholder, secured, 12% interest, due May 2020, convertible at $1 per share	5,000	5,000

Convertible note payable from a shareholder, secured, 12% interest, due Feb 2020, convertible at $0.50 per share	75,000	--

Convertible note payable from a shareholder, secured, 12% interest, due Dec 2018, convertible at $0.50 per share	160,000	--

Less discount	(167,640)	(131,600)

Total notes payable, net	$1,282,360	$1,083,400

Less current portion	(1,055,229)	(932,041)

Convertible notes payable, net - Long-term	$227,131	$151,359

On February 15, 2018, the Company issued a $75,000 12% secured convertible promissory note. The note is due on February 24, 2020 and are secured by the Company’s accounts receivable and inventory. The outstanding principal amounts and accrued but unpaid interest of the notes is convertible at any time at the option of the holder into common stock at a conversion price of $0.50 per share.

On June 11, 2018, the Company issued a $160,000 12% secured convertible promissory note. As an incentive to enter into the note agreement the Company also issued the noteholder 40,000 shares valued and $20,000 which was recorded as a debt discount and is being amortized over the life of the note. The note is due on December 11, 2018 and is secured by the Company’s accounts receivable and inventory. The outstanding principal amounts and accrued but unpaid interest of the notes is convertible at any time at the option of the holder into common stock at a conversion price of $0.50 per share.

During the six months ended June 30, 2018, the Company entered into an agreement with the note holder to extend certain note payable dated August 2, 2016 through either 120 days after demand from the noteholder or August 19, 2019 for consideration of 216,000 shares valued at $108,000 and 216,000 three year warrants exercisable at $1 and valued using Black Scholes at $80,898.

Interest expense including amortization of the associated debt discount for the six months ended June 30, 2018 and 2017 was $233,622 and $127,681, respectively.

NOTE 7 - ROYALTY PAYMENTS

The Company has agreed to allow accredited investors the ability to receive a royalty on products sold in an effort to fund its distribution and marketing advances internationally by purchasing units. Each unit represents 0.625% royalty interest in the Gross Margin of product sold by Bollente International, Inc., costing $25,000 per unit.

As of June 30, 2018, the Company paid $11,400 in dividends related to royalty agreements.

On October 18, 2017, the Company entered into royalty termination agreements whereas the Company converted all royalties interest into a total of 1,400,000 shares of common stock valued at $700,000. As of June 30, 2018, the Company has issued 1,150,000 shares of common stock and has recorded the balance of the common stock due to stock payable.

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

Rent expense for the six months ended June 30, 2018 and 2017 was $47,000 and $40,800, respectively.

Executive Employment Agreements

The Company has an employment agreement with the CEO to perform duties and responsibilities as may be assigned. The base salary is in the amount of $75,000 per annum plus an annual bonus of 120,000 shares of common stock commencing on June 30, 2018 and ending February 28, 2019 with an option renewal on (March 1) thereafter.

The Company has an employment agreement with the President to perform duties and responsibilities as may be assigned. The base salary is in the amount of $150,000 per annum plus a one-time bonus of 250,000 shares of common stock commencing on October 1, 2017 and ending September 30, 2018 with an option renewal on September 15, 2018.

NOTE 9 - STOCK WARRANTS

During the quarter ended June 30, 2018, we granted 291,560 warrants in conjunction with units which included shares sold for cash to purchase 291,560 shares of the Company’s common stock at an exercise price of $1.00 per share. The warrants are exercisable at any time until three (3) years after the closing date.

During the quarter ended June 30, 2018, we granted 216,000 warrants in conjunction with a debt extension agreement to purchase 216,000 shares of the Company’s common stock at an exercise price of $1.00 per share. The warrants are exercisable at any time until three (3) years after the closing date of the agreement.

The following is a summary of stock warrants activity during the year ended June 30, 2018 and December 31, 2017.

	Number of Shares	Weighted Average Exercise Price
Balance, December 31, 2017	1,473,312	$ 1.00
Warrants granted and assumed	296,312	$ 1.00
Warrants expired	--	--
Warrants canceled	--	--
Warrants exercised	--	--
Balance, June 30, 2018	1,769,624	$ 1.00

As of June 30, 2018, there are warrants exercisable to purchase 1,769,624 shares of common stock in the Company.

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

During the six months ended June 30, 2018, the Company issued 313,500 shares of common stock with a fair value of $156,750 for services.

During the six months ended June 30, 2018, the Company issued 1,251,560 shares of common stock for $145,780 cash, of which $430,000 of the cash was received during the year ended December 31, 2017 and recorded as stock payable. Additionally, the Company received $480,000 for the sale of common stock of which $50,000 has not been issued and has been recorded as stock payable.

As of December 31, 2017, the Company was obligated to issue 550,000 shares of common stock valued at $275,000 for the cancellation of the royalty payments disclosed in Note 7. As of June 30, 2018, 550,000 valued at $275,000 of these shares were issued and 250,000 shares valued at $125,000 have not been issued and remain in stock payable.

During the six months ended June 30, 2018, the Company issued 271,000 shares of common stock with a fair value of $135,500 to various noteholders as consideration to enter, split, and extend certain note payables during the period.

NOTE 11 - SUBSEQUENT EVENTS

Subsequent to June 30, 2018, the Company entered into to and closed an amendment to a certain note agreement dated August 2, 2016, whereas the noteholder agreed to provide a Standby Letter of Credit (SLC) in the amount of $450,000 required under a manufacturing service agreement with the Company’s largest supplier of inventory. In consideration for providing the SLC, the Company agreed to issue 738,000 shares of common stock and grant 450,000 warrants.  Subsequent to June 30, 2018, 414,000 shares have been issued and 324,000 shares remain outstanding to be issued as of the date of this filing.

Subsequent to June 30, 2018, the Company issued 785,000 shares of common stock valued at $392,000 for services and 225,000 shares of common stock for $112,500, of which $50,000 was received during the quarter ended June 30, 2018 and was recorded as stock payable.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This Quarterly Report on Form 10-Q contains forward-looking statements. Any statements contained herein that are not historical fact may deem to be forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The words “believes,” “anticipates,” “plans,” “expects,” “intends,” and similar expressions identify some of the forward-looking statements. Forward-looking statements are not guarantees of performance or future results and involve risks, uncertainties and assumptions. These statements include, among other things, statements regarding:

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

References in the following discussion and throughout this Quarterly Report to “we”, “our”, “us”, “TKLS”, “Trutankless”, “Bollente”, “the Company”, and similar terms refer to Trutankless Inc. unless otherwise expressly stated or the context otherwise requires.

AVAILABLE INFORMATION

We file annual, quarterly and other reports and other information with the SEC. You can read these SEC filings and reports over the Internet at the SEC's website at www.sec.gov or on our website at www.trutanklessinc.com. You can also obtain copies of the documents at prescribed rates by writing to the Public Reference Section of the SEC at 100 F Street, NE, Washington, DC 20549 on official business days between the hours of 10:00 am and 3:00 pm. Please call the SEC at (800) SEC-0330 for further information on the operations of the public reference facilities. We will provide a copy of our annual report to security holders, including audited financial statements, at no charge upon receipt to of a written request to us at Trutankless Inc., 15720 N. Greenway Hayden Loop, Suite 2, Scottsdale, Arizona 85260.

General

Trutankless Inc. was incorporated in the state of Nevada on March 7, 2008. On June 5, 2018, we changed our name from Bollente Companies Inc. to Trutankless Inc. The Company is headquartered in Scottsdale, Arizona and currently operates through its wholly-owned subsidiary, Bollente, Inc., a Nevada corporation incorporated on December 3, 2009.

We are involved in sales, marketing, research and development of a high quality, whole-house, smart electric tankless water heater that is more energy efficient than conventional products.

On August 13, 2015, we formed a wholly-owned subsidiary, Bollente International, Inc. (“Bollente International”), to begin international manufacturing and sales expansion for our trutankless® line of water heaters. The Company no longer operates Bollente International and on July 30, 2018, the Company caused Bollente International to be dissolved.

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

Our trutankless® water heaters were officially launched in the first quarter of 2014 and is sold throughout the wholesale plumbing distribution channel. We began generating revenue in the first quarter of 2014. As of the fiscal year ended December 31, 2014, we generated $238,912 in revenue. As of the fiscal year ended December 31, 2017, we generated $695,857 in revenue. As of the six months ended June 30, 2018, we generated $779,385 in revenue.

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

In April 2017, we announced that our trutankless® line of smart electric tankless water heaters are the exclusive water heating solution for luxury communities built by the award-winning Arizona home builder Cullum Homes.

In June 2017, we announced that we have signed a manufacturing agreement with SINBON Electronics, a leading solution provider of electronic component integration design and manufacturing with a global presence in the U.S., Taiwan, China, Japan, the U.K., Germany, Hungary and the Czech Republic.

In September 2017, we announced that our trutankless® line of electric water heaters have launched a nationwide distribution program with Ferguson, the largest distributor of commercial and residential plumbing supplies, and pipe, valves, and fittings (PVF) in the United States.

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

Our new product, truCirc, was unveiled on January 20, 2015 at the 2015 International Builders’ Show in Las Vegas and is still in the development phase. While not yet commercially available, trutankless products are expected to be compatible. Alternatively, truCirc is expected to be a standalone product for customers who don’t utilize trutankless.

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

Manufacturing and Distribution

Our principal supplier is Sinbon Electronics, a contract manufacturer and engineering company based in Taiwan with manufacturing facilities in China. Sinbon handles procurement and supply chain management. We have an engineering agreement which is ongoing, and our manufacturing agreement is currently being negotiated.

Finished products are generally shipped Free on Board (FOB) Shanghai via ocean freight and are warehoused at Associated Global Systems located in Phoenix, Arizona. Merchandise is typically shipped using common carriers or freight companies are selected at the time of shipment based on order volume and the best available rates.

RESULTS OF OPERATIONS

Results of Operations for the three months ended June 30, 2018 compared with the three months ended June 30, 2017.

Revenues

In the three months ended June 30, 2018, we generated $354,339 in revenues, as compared to $142,831 in revenues in the prior year. Cost of goods sold was $411,985 in the three months ended June 30, 2018, as compared to $125,803 in the three months ended June 30, 2017. This increase in cost of goods sold was primarily attributable to an increase in cost of inventory.

To the knowledge of management, the Company is unaware of any trends or uncertainties in the sales or costs of our products and services for the periods discussed.

Gross Profit

Our gross profit decreased $74,674, or approximately 439%, to ($57,646) for the three months ended June 30, 2018 from $17,028 for the three months ended June 30, 2017. This decrease in gross profit was primarily attributable to an increase in shipping cost for related to products sold.

Expenses

Operating expenses totaled $515,647 during the three months ended June 30, 2018 as compared to $509,344 in the prior year. In the three-month period ended June 30, 2018, our expenses primarily consisted of General and Administrative of $372,339, Research and Development of $4,486 and Professional fees of $138,822.

General and administrative fees increased $4,389, or approximately 1% to $372,339 for the three months ended June 30, 2018 from $367,950 for the three months ended June 30, 2017.  This increase was primarily due to an increase in wages and marketing.

Research and development decreased $30,084, or approximately 87% to $4,486 for the three months ended June 30, 2018 from $34,570 for the three months ended June 30, 2017.  This decrease is attributed primarily to the Company spending less towards developing its technology.

Professional fees increased $31,998, or approximately 30% to $138,822 for the three months ended June 30, 2018 from $106,824 for the three months ended June 30, 2017.  Professional fees increased due to an increase in consulting fees associated with business development.

Other Expenses

Interest expense increased $20,310 to $148,185 in the three months ended June 30, 2018 from $127,875 in the three months ended June 30, 2017. The increase was the result of an increase in notes payable with interest accruals.

Net Loss

In the three months ended June 30, 2018, we generated a net loss of $721,478, an increase of $101,287 from $620,191 for the three months ended June 30, 2017. This increase was attributable to increased cost of goods sold and consulting fees associated with business development.

Results of Operations for the six months ended June 30, 2018 compared with the six months ended June 30, 2017.

Revenues

In the six months ended June 30, 2018, we generated $779,385 in revenues, as compared to $258,139 in revenues in the prior year. Cost of goods sold was $733,432, as compared to $189,748 in the six months ended June 30, 2017. This increase in cost of goods sold was primarily attributable to an increase in cost of inventory.

To the knowledge of management, the Company is unaware of any trends or uncertainties in the sales or costs of our products and services for the periods discussed.

Gross Profit

Our gross profit decreased $22,438, or approximately 33%, to $45,953 for the six months ended June 30, 2018 from $68,391 for the six months ended June 30, 2017. This decrease in gross profit was primarily attributable to an increase in cost of goods sold.

Expenses

Operating expenses totaled $905,475 during the six months ended June 30, 2018 as compared to $902,053 in the prior year. In the six-month period ended June 30, 2018, our expenses primarily consisted of General and Administrative of $647,373, Research and Development of $4,486, and Professional fees of $253,616.

General and administrative fees increased $105,471, or approximately 19% to $647,373 for the six months ended June 30, 2018 from $541,902 for the six months ended June 30, 2017.  This increase was primarily due to an increase in wages and marketing.

Research and development decreased $82,233, or approximately 95% to $4,486 for the six months ended June 30, 2018 from $86,719 for the six months ended June 30, 2017.  This decrease is attributed primarily to the Company spending less towards developing its technology.

Professional fees decreased $19,816, or approximately 7% to $253,616 for the six months ended June 30, 2018 from $273,432 for the six months ended June 30, 2017.  Professional fees decreased due to a decrease in consulting fee associated with business development.

Other Expenses

Interest expense decreased $4,203 to $256,708 in the six months ended June 30, 2018 from $260,911 in the six months ended June 30, 2017. The decrease was the result of a decrease in notes payable with interest accruals.

Net Loss

In the six months ended June 30, 2018, we generated a net loss of $1,116,230, an increase of $21,657 from $1,094,573 for the six months ended June 30, 2017. This increase was attributable to increased cost of goods sold and consulting fees associated with business development.

Going Concern

The financial statements included in this filing have been prepared in conformity with generally accepted accounting principles that contemplate the continuance of the Company as a going concern.  The Company may not have a sufficient amount of cash required to pay all the costs associated with operating and marketing of its products. Management intends to use borrowings and security sales to mitigate the effects of cash flow deficits; however, no assurance can be given that debt or equity financing, if and when required, will be available. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets and classification of liabilities that might be necessary should the Company be unable to continue existence.

Liquidity and Capital Resources

At June 30, 2018, we had an accumulated deficit of $25,113,365. Primarily because of our history of operating losses and our recording of note payables, we have a working capital deficiency of $1,481,176 at June 30, 2018. Losses have been funded primarily through issuance of common stock and borrowings from our stockholders and third-party debt. As of June 30, 2018, we had $64,400 in cash, $245,234 in accounts receivable, $29,931 in inventory, and $409,302 in prepaid expenses. We used net cash in operating activities of $738,516 for the three months ended June 30, 2018.

Cash Flows from Operating, Investing and Financing Activities

The following table provides detailed information about our net cash flow for all financial statement periods presented in this Quarterly Report. To date, we have financed our operations through the issuance of stock and borrowings.

The following table sets forth a summary of our cash flows for the three months ended June 30, 2018 and 2017:

	Three months ended June 30,
	2018	2017
Net cash used in operating activities	$(738,516)	$(830,124)
Net cash used in investing activities	(892)	-
Net cash provided by financing activities	725,209	758,595
Net increase/(decrease) in Cash	(14,199)	(71,479)
Cash, beginning	78,599	87,134
Cash, ending	$64,400	$15,605

Operating activities - Net cash used in operating activities was $738,516 for the three months ended June 30, 2018, as compared to $830,124 used in operating activities for the same period in 2017. The decrease in net cash used in operating activities was primarily due to a higher volume of units sold and decrease in research and development and consulting contract cost.

Investing activities - Net cash used in investing activities for the three months ended June 30, 2018 was $892, as compared to $0 for the same period of 2017. The increase of net cash used in investing activities was mainly attributable to the purchase of equipment during the current period.

Financing activities - Net cash provided by financing activities for the three months ended June 30, 2018 was $725,209, as compared to $758,595 for the same period of 2017. The decrease of net cash provided by financing activities was mainly attributable to less equity financing.

Ongoing Funding Requirements

As of June 30, 2018, we continue to use traditional and/or debt financing to provide the capital we need to run the business. It is possible that we may need additional funding to enable us to fund our operating expenses and capital expenditures requirements.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the six months ended June 30, 2018, we issued 313,500 shares of common stock with a fair value of $156,750 for services.

During the six months ended June 30, 2018, we issued 1,251,560 shares of common stock for $145,780 cash, of which $430,000 of the cash was received during the year ended December 31, 2017 and recorded as stock payable. Additionally, we received $480,000 for the sale of common stock of which $50,000 has not been issued and has been recorded as stock payable.

As of December 31, 2017, the Company was obligated to issue 550,000 shares of common stock valued at $275,000 for the cancellation of the royalty payments disclosed in Note 7. As of June 30, 2018, 550,000 valued at $275,000 of these shares were issued and 250,000 shares valued at $125,000 have not been issued and remain in stock payable.

During the six months ended June 30, 2018, we issued 271,000 shares of common stock with a fair value of $135,500 to various noteholders as consideration to enter, split, and extend certain note payables during the period.

Warrants

During the quarter ended June 30, 2018, we granted 291,560 warrants in conjunction with units which included shares sold for cash to purchase 291,560 shares of the Company’s common stock at an exercise price of $1.00 per share. The warrants are exercisable at any time until three (3) years after the closing date.

During the quarter ended June 30, 2018, we granted 216,000 warrants in conjunction with a debt extension agreement to purchase 216,000 shares of the Company’s common stock at an exercise price of $1.00 per share. The warrants are exercisable at any time until three (3) years after the closing date of the agreement.

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

Subsequent Issuances

Subsequent to June 30, 2018, we entered into and closed an amendment to a certain note agreement dated August 2, 2016, whereas the noteholder agreed to provide a Standby Letter of Credit (SLC) in the amount of $450,000 required under a manufacturing service agreement with the Company’s largest supplier of inventory. In consideration for providing the SLC, the Company agreed to issue 738,000 shares of common stock and grant 450,000 warrants. As of the date of the filing only 324,000 shares remain outstanding to be issued.

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

Issuer Purchases of Equity Securities

The Company did not repurchase any of its equity securities during the period ended June 30, 2018.

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

TRUTANKLESS INC.

(Registrant)

By: /s/ Robertson J. Orr

Robertson J. Orr, President,

Principal Financial Officer and

Principal Executive Officer

Date: August 16, 2018