Form 10-Q
period 2018-09-30
Trutankless, Inc.
filed 2018-11-08
CIK 1429393

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

The number of shares of Common Stock, $0.001 par value, outstanding on November 6, 2018, was 32,702,406 shares.

TRUTANKLESS INC.

QUARTERLY PERIOD ENDED SEPTEMBER 30, 2018

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

TRUTANKLESS INC.

(F.K.A. BOLLENTE COMPANIES INC.)

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	September 30, 2018	December 31, 2017
ASSETS
Current assets
Cash	$39,881	78,599
Accounts receivable	311,083	129,246
Inventory	82,684	157,487
Prepaid expenses	280,800	318,207
Total current assets	714,448	683,539

Fixed assets, net of accumulated depreciation	1,400	1,223

Other Assets
Security deposits	3,281	1,500
Trademarks	11,916	11,916
Software	860	4,167
Total other assets	16,057	17,583

Total assets	$731,905	$702,345

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued liabilities	823,450	624,253
Accrued interest payable - related party	8,314	4,483
Customer deposits	600	600
Advances	7,123	4,300
Line of credit - related party	-	4,791
Notes payable- related party	99,150	34,150
Notes payable, net of debt discount	295,440	380,000
Convertible notes payable, net of debt discount	864,992	932,041
Total current liabilities	2,099,069	1,984,618

Convertible notes payable - long term, net of debt discount	227,524	151,359
Notes payable - long-term, net of debt discount	45,089	-
Total long-term liabilities	272,613	151,359

Total liabilities	2,371,682	2,135,977

Stockholders' equity
Preferred stock, $0.001 par value, 10,000,000 shares authorized, 76,000 shares issued and outstanding as of September 30, 2018 and December 31, 2017, respectively	76	76
Common stock, $0.001 par value, 100,000,000 shares authorized, 31,724,902 and 27,924,842 shares issued and outstanding as of September 30, 2018 and December 31, 2017, respectively	31,724	27,925
Additional paid in capital	23,959,615	21,986,722
Subscriptions payable	373,000	548,780
Accumulated deficit	(26,004,192)	(23,997,135)
Total stockholders' equity	(1,639,777)	(1,433,632)

Total liabilities and stockholders' equity	$731,905	$702,345

See accompanying notes to the unaudited consolidated financial statements

TRUTANKLESS INC.

(F.K.A. BOLLENTE COMPANIES INC.)

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the three months ended		For the nine months ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017

Revenue	$351,413	$131,364	$1,130,798	$389,503

Cost of goods sold	(304,381)	(105,685)	(1,037,813)	(295,433)

Gross profit	47,032	25,679	92,985	94,070

Operating expenses
General and administrative	366,933	86,520	1,014,306	628,422
Research and development	121,572	48,223	126,058	134,942
Professional fees	260,482	172,286	514,098	445,718
Total operating expenses	748,987	307,029	1,654,462	1,209,082

Other expenses
Interest expense	(188,872)	(90,557)	(445,580)	(351,468)
Total expenses	(188,872)	(90,557)	(445,580)	(351,468)

Net loss	$(890,827)	$(371,907)	$(2,007,057)	$(1,466,480)

Net loss per common share - basic	$(0.03)	$(0.02)	$(0.07)	$(0.06)

Weighted average number of common shares outstanding - basic	$31,338,076	$24,439,233	$30,008,817	$25,086,788

See accompanying notes to consolidated financial statements.

TRUTANKLESS INC.

(F.K.A. BOLLENTE COMPANIES INC.)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the nine months ended
	September 30, 2018	September 30, 2017

Cash Flows from Operating Activities
Net loss	$(2,007,057)	$(1,466,480)
Adjustments to reconcile net loss to net cash provided by operating activities:
Shares issued for services	485,249	255,531
Depreciation and amortization	4,022	5,051
Amortization of debt discount	282,807	193,950
Changes in assets and liabilities
(Increase) decrease in accounts receivable	(181,837)	32,612
(Increase) decrease in inventory	74,803	(54,979)
(Increase) decrease in prepaid expenses	112,407	21,596
(Increase) decrease in security deposit	(1,781)	-
Increase (decrease) in accounts payable	199,198	73,612
Increase (decrease) in accrued interest payable - related party	3,831	1,276
Net cash used in operating activities	(1,028,358)	(937,831)

Cash Flows from Investing Activities:
Purchase of fixed assets	(892)	-
Net cash used in investing activities	(892)	-

Cash Flows from Financing Activities:
Advances	-	3,000
Proceeds from convertible notes payable	77,823	420,000
Repayments of convertible notes payable	(80,000)	-
Proceeds from notes payable	275,000	15,000
Repayments from notes payable	-	(26,414)
Proceeds from line of credit - related party	-	22,500
Repayments on line of credit - related party	(4,791)	(17,987)
Proceeds from sale of common stock, net of offering costs	722,500	609,978
Proceeds from sale of preferred stock	-	37,500
Repurchase of common stock	-	(84,000)
Net cash provided by financing activities	990,532	979,577

Net (decrease) increase in cash	(38,718)	41,746

Cash, beginning of period	78,599	87,134

Cash, end of period	$39,881	$128,880

Supplemental disclosure of cash flow information
Cash paid for interest	$30,450	$34,861
Cash paid for taxes	$-	$-

See accompanying notes to consolidated financial statements.

TRUTANKLESS INC.

(F.K.A. BOLLENTE COMPANIES INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2018

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

Fair value of financial instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of September 30, 2018. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash and accounts payable. Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

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

NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. As a result, the Company incurred accumulated net losses for the nine months ended September 30, 2018 of ($26,004,192).

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

NOTE 3 - INVENTORY

Inventories consist of the following at:

	September 30, 2018	December 31, 2017

Finished goods	82,684	157,487
Total	$82,684	$157,487

Inventory purchases are prepaid up to 70% during the manufacturing process, with the final 30% being paid upon shipment. The Company inventory is shipped from the manufacturer to the Company via FOB shipping point and as such is included in the Company’s inventory at the point of shipment. As of September 30, 2018, and December 31, 2017, the Company had prepaid inventory of $166,375 and $276,957, respectively.

NOTE 4 - RELATED PARTY

As of September 30, 2018, and December 31, 2017, the Company had two notes payable due to an officer and director of the Company in amount of $34,150 and $34,150, respectively. The notes have interest rate that range from 0%-8% with due dates ranging from on demand through April 2017.

On January 25, 2018, the Company issued a $100,000 12% secured promissory grid notes. The note is due on December 31, 2020. During the nine months ended September 30, 2018, the Company received advances of $65,000 on the grid note. As of September 30, 2018, $65,000 remained outstanding on the note.

As of September 30, 2018, and December 31, 2017, the Company had line of credit due to a Company controlled by an officer and director of the Company in amount of $0 and $4,791, respectively. During the nine months ended September 30, 2018 and 2017 the Company received advances $0 and $5,000 and made payments of $4,791 and $5,000, respectively.

NOTE 5 - NOTES PAYABLE

Notes payable net of debt discount consist of the following at:

	September 30, 2018	December 31, 2017

Note payable from a shareholder, secured, 12% interest, due June 2017	$150,000	$200,000

Note payable from a shareholder, secured, 12% interest, due September 2017	100,000	100,000

Note payable from a shareholder, secured, 12% interest, due April 2019	50,000	--

Note payable from a shareholder, secured, 10% interest, due September 2019	50,000	--

Note payable, to an officer, director and shareholder, secured, 5% interest, due June 2017	--	80,000

Total Notes Payable	$350,000	$380,000

Less discounts	(9,471)	--

Total Notes Payable	340,529	380,000
Less current portion	(295,440)	(380,000)

Total Notes Payable - long term	$45,089	$--

On February 2, 2018, the Company entered into an agreement with the note holder to split a certain note payable dated July 1, 2015 into two notes in the amount of $150,000 and $50,000, respectively. In addition to the splitting the notes the noteholder also agreed to the extend the due date of the new $50,000 note to July 1, 2018. On June 4, 2018, for consideration of 15,000 shares the noteholder further agreed to extend the due date of the new $50,000 note to April 1, 2019.

On September 17, 2018, the Company issued a $50,000 10% promissory note. The note is due on September 18, 2020. As an incentive to enter into the agreement the noteholder was also granted 10,000 shares valued at $5,000. As of September 30, 2018, $89 of the debt discount was amortized. As of September 30, 2018, the note was shown net of unamortized discount of $4,911.

Interest expense including amortization of the associated debt discount for the nine months ended September 30, 2018 and 2017 was $42,264 and $62,876, respectively.

NOTE 6 - CONVERTIBLE NOTES PAYABLE

Convertible notes payable, net of debt discount consist of the following:

	September 30, 2018	December 31, 2017

Convertible note payable, secured, 12% interest, due May 2018, convertible at $1 per share	$10,000	$10,000

Convertible note payable, secured, 12% interest, due May 2018, convertible at $1 per share	50,000	50,000

Convertible note payable, secured, 12% interest, due June 2018, convertible at $1 per share	50,000	50,000

Convertible note payable, secured, 12% interest, due August 2018, convertible at $1 per share	50,000	50,000

Convertible note payable, secured, 12% interest, due 120 days after delivery of payment notice from lender or August 2018, convertible at $0.25 per share	900,000	900,000

Convertible note payable from a shareholder, secured, 12% interest, due May 2020, convertible at $1 per share	100,000	100,000

Convertible note payable from a shareholder, secured, 12% interest, due May 2020, convertible at $1 per share	50,000	50,000

Convertible note payable from a shareholder, secured, 12% interest, due May 2020, convertible at $1 per share	5,000	5,000

Convertible note payable from a shareholder, secured, 12% interest, due Dec 2018, convertible at $0.50 per share	75,000	--

Convertible note payable from a shareholder, secured, 12% interest, due Feb 2020, convertible at $0.50 per share	160,000	--

Less discount	(357,484)	(131,600)

Total notes payable, net	$1,092,516	$1,083,400

Less current portion	(864,992)	(932,041)

Convertible notes payable, net - Long-term	$227,524	$151,359

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

During the nine months ended September 30, 2018, the Company entered into an agreement with the note holder to extend certain note payable dated August 2, 2016 through either 120 days after demand from the noteholder or August 19, 2019 for consideration of 216,000 shares valued at $108,000 and 216,000 three year warrants exercisable at $1 and valued using Black Scholes at $80,898.

During the nine months ended September 30, 2018, the Company entered into an agreement with the note holder to extend a Standby Letter of Credit (SLC) to the Company’s largest manufacturer in order to secure more favorable payment terms. The SLC is for $450,000 and is irrevocable for a period of two years. In consideration for providing the SLC, the Company agreed to issue 738,000 shares of common stock and grant 450,000 warrants, of which 414,000 shares have been issued and 324,000 shares remain outstanding to be issued. As of the September 30, 2018, the Company has recorded a debt discount in the amount of $302,764 related to the fair value of the issued shares and warrants, which is being amortized over the two-year term of the SLC

Interest expense including amortization of the associated debt discount for the nine months ended September 30, 2018 and 2017 was $394,356 and $258,223, respectively.

NOTE 7 - ROYALTY PAYMENTS

The Company has agreed to allow accredited investors the ability to receive a royalty on products sold in an effort to fund its distribution and marketing advances internationally by purchasing units. Each unit represents 0.625% royalty interest in the Gross Margin of product sold by Bollente International, Inc., costing $25,000 per unit.

As of September 30, 2018, the Company paid $11,400 in dividends related to royalty agreements.

On October 18, 2017, the Company entered into royalty termination agreements whereas the Company converted all royalties interest into a total of 1,400,000 shares of common stock valued at $700,000. As of September 30, 2018, the Company has issued 1,175,000 shares of common stock and has recorded the balance of the common stock due to stock payable.

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

Rent expense for the nine months ended September 30, 2018 and 2017 was $63,000 and $57,600, respectively.

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

NOTE 9 - STOCK WARRANTS

During the nine months ended September 30, 2018, we granted 128,312 warrants.in conjunction with units which included shares sold for cash to purchase 128,312 shares of the Company’s common stock at an exercise price of $1.00 per share. The warrants are exercisable at any time until three (3) years after the closing date.

During the nine months ended September 30, 2018, we granted 216,000 warrants in conjunction with a debt extension agreement to purchase 216,000 shares of the Company’s common stock at an exercise price of $1.00 per share. The warrants are exercisable at any time until three (3) years after the closing date of the agreement.

During the nine months ended September 30, 2018, we granted 450,000 warrants valued at $83,714 in conjunction with a Standard letter of credit to purchase 450,000 shares of the Company’s common stock at an exercise price of $1.00 per share. The warrants are exercisable at any time until three (3) years after the closing date of the agreement.

The following is a summary of stock warrants activity during the year ended September 30, 2018 and December 31, 2017.

	Number of Shares	Weighted Average Exercise Price
Balance, December 31, 2017	1,473,312	$1.00
Warrants granted and assumed	794,312	$1.00
Warrants expired	--	--
Warrants canceled	--	--
Warrants exercised	--	--
Balance, September 30, 2018	2,267,624	$1.00

As of September 30, 2018, there are warrants exercisable to purchase 2,267,624 shares of common stock in the Company.

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

During the nine months ended September 30, 2018, the Company issued 1,088,500 shares of common stock with a fair value of $544,250 for services, of which 30,000 shares valued at $15,000 have not been issued and have been recorded as stock payable.

During the nine months ended September 30, 2018, the Company issued 1,476,560 shares of common stock for $258,280 cash, of which $430,000 of the cash was received during the year ended December 31, 2017 and recorded as stock payable. Additionally, the Company received an additional $145,000 for the sale of 290,000 shares of common stock which have not been issued and remain in stock payable.

As of December 31, 2017, the Company was obligated to issue 550,000 shares of common stock valued at $275,000 for the cancellation of the royalty payments disclosed in Note 7. As of September 30, 2018, 575,000 valued at $287,500 of these shares were issued and 250,000 shares valued at $125,000 have not been issued and remain in stock payable.

During the nine months ended September 30, 2018, the Company issued 271,000 shares of common stock with a fair value of $135,500 to various noteholders as consideration to enter, split, and extend certain note payables during the period.

During the nine months ended September 30, 2018, the Company entered into and closed an amendment to a certain note agreement dated August 2, 2016, whereas the noteholder agreed to provide a Standby Letter of Credit (SLC) in the amount of $450,000 required under a manufacturing service agreement with the Company’s largest supplier of inventory. In consideration for providing the SLC, the Company agreed to issue 738,000 shares of common stock and grant 450,000 warrants, of which 414,000 shares have been issued and 324,000 shares valued at $207,000 remain outstanding to be issued.

NOTE 11 - SUBSEQUENT EVENTS

Subsequent to quarter end, the Company issued 150,000 shares of common stock for cash, of which $50,000 was received as of September 30, 2018, and was included in stock payable.

Subsequent to quarter end, the Company issued 767,500 shares of common stock valued at $383,750 for services.

Subsequent to quarter end, the Company issued 50,000 shares of common stock for the termination of certain Royalty Agreements.

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

Our trutankless® water heaters were officially launched in the first quarter of 2014 and is sold throughout the wholesale plumbing distribution channel. We began generating revenue in the first quarter of 2014. As of the fiscal year ended December 31, 2017, we generated $695,857 in revenue. As of the nine months ended September 30, 2018, we generated $1,130,798 in revenue.

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

RESULTS OF OPERATIONS

Results of Operations for the three months ended September 30, 2018 compared with the three months ended September 30, 2017.

Revenues

In the three months ended September 30, 2018, we generated $351,413 in revenues, as compared to $131,364 in revenues in the prior year. Cost of goods sold was $304,381 in the three months ended September 30, 2018, as compared to $105,685 in the three months ended September 30, 2017. This increase in cost of goods sold was primarily attributable to an increase in cost of inventory.

To the knowledge of management, the Company is unaware of any trends or uncertainties in the sales or costs of our products and services for the periods discussed.

Gross Profit

Our gross profit increased $21,353, or approximately 83%, to $47,032 for the three months ended September 30, 2018 from $25,679 for the three months ended September 30, 2017. This increase in gross profit was primarily attributable to an increase in products sold.

Expenses

Operating expenses totaled $748,987 during the three months ended September 30, 2018 as compared to $307,029 in the prior year. In the three-month period ended September 30, 2018, our expenses primarily consisted of General and Administrative of $366,933, Research and Development of $121,572 and Professional fees of $260,482.

General and administrative fees increased $280,413, or approximately 324% to $366,933 for the three months ended September 30, 2018 from $86,520 for the three months ended September 30, 2017. This increase was primarily due to an increase in wages and marketing.

Research and development increased $73,349, or approximately 152% to $121,572 for the three months ended September 30, 2018 from $48,223 for the three months ended September 30, 2017. This increase is attributed primarily to the Company spending more towards developing its technology.

Professional fees increased $88,196, or approximately 51% to $260,482 for the three months ended September 30, 2018 from $172,286 for the three months ended September 30, 2017. Professional fees increased due to an increase in consulting fees associated with business development.

Other Expenses

Interest expense increased $88,196 to $260,482 in the three months ended September 30, 2018 from $172,286 in the three months ended September 30, 2017. The increase was the result of an increase in notes payable with interest accruals.

Net Loss

In the three months ended September 30, 2018, we generated a net loss of $890,827, an increase of $518,920 from $371,907 for the three months ended September 30, 2017. This increase was attributable to increased cost of goods sold and consulting fees associated with business development.

Results of Operations for the nine months ended September 30, 2018 compared with the nine months ended September 30, 2017.

Revenues

In the nine months ended September 30, 2018, we generated $1,130,798 in revenues, as compared to $389,503 in revenues in the prior year. Cost of goods sold was $1,037,813, as compared to $295,433 in the nine months ended September 30, 2017. This increase in cost of goods sold was primarily attributable to an increase in cost of inventory.

To the knowledge of management, the Company is unaware of any trends or uncertainties in the sales or costs of our products and services for the periods discussed.

Gross Profit

Our gross profit decreased $1,085, or approximately 1%, to $92,985 for the nine months ended September 30, 2018 from $94,070 for the nine months ended September 30, 2017. This decrease in gross profit was primarily attributable to an increase in cost of goods sold.

Expenses

Operating expenses totaled $1,654,462 during the nine months ended September 30, 2018 as compared to $1,209,082 in the prior year. In the nine-month period ended September 30, 2018, our expenses primarily consisted of General and Administrative of $1,014,306, Research and Development of $126,058, and Professional fees of $514,098.

General and administrative fees increased $385,884, or approximately 61% to $1,014,306 for the nine months ended September 30, 2018 from $628,422 for the nine months ended September 30, 2017. This increase was primarily due to an increase in wages and marketing.

Research and development decreased $8,884, or approximately 7% to $126,058 for the nine months ended September 30, 2018 from $134,942 for the nine months ended September 30, 2017. This decrease is attributed primarily to the Company spending less towards developing its technology.

Professional fees increased $68,380, or approximately 15% to $514,098 for the nine months ended September 30, 2018 from $445,718 for the nine months ended September 30, 2017. Professional fees increased due to an increase in consulting fee associated with business development.

Other Expenses

Interest expense increased $94,112 to $445,580 in the nine months ended September 30, 2018 from $351,468 in the nine months ended Septembere 30, 2017. The increase was the result of an increase in notes payable with interest accruals.

Net Loss

In the nine months ended September 30, 2018, we generated a net loss of $2,007,057, an increase of $540,577 from $1,466,480 for the nine months ended September 30, 2017. This increase was attributable to increased cost of goods sold and consulting fees associated with business development.

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

Liquidity and Capital Resources

At September 30, 2018, we had an accumulated deficit of $26,004,192. Primarily because of our history of operating losses and our recording of note payables, we have a working capital deficiency of $1,384,621 at Septembere 30, 2018. Losses have been funded primarily through issuance of common stock and borrowings from our stockholders and third-party debt. As of September 30, 2018, we had $39,881 in cash, $311,083 in accounts receivable, $82,684 in inventory, and $280,800 in prepaid expenses. We used net cash in operating activities of $1,028,358 for the nine months ended September 30, 2018.

Cash Flows from Operating, Investing and Financing Activities

The following table provides detailed information about our net cash flow for all financial statement periods presented in this Quarterly Report. To date, we have financed our operations through the issuance of stock and borrowings.

The following table sets forth a summary of our cash flows for the three months ended September 30, 2018 and 2017:

	Nine months ended September 30,
	2018	2017
Net cash used in operating activities	$(1,028,358)	$(937,831)
Net cash used in investing activities	(892)	-
Net cash provided by financing activities	990,532	979,577
Net increase/(decrease) in Cash	(38,718)	41,746
Cash, beginning	78,599	87,134
Cash, ending	$39,881	$128,880

Operating activities - Net cash used in operating activities was $1,028,358 for the nine months ended September 30, 2018, as compared to $937,831 used in operating activities for the same period in 2017. The increase in net cash used in operating activities was primarily due to a higher volume of units sold and increase in research and development and consulting contract cost.

Investing activities - Net cash used in investing activities for the nine months ended September 30, 2018 was $892, as compared to $0 for the same period of 2017. The increase of net cash used in investing activities was mainly attributable to the purchase of equipment during the current period.

Financing activities - Net cash provided by financing activities for the nine months ended September 30, 2018 was $990,532, as compared to $979,577 for the same period of 2017. The increase of net cash provided by financing activities was mainly attributable to more equity financing.

Ongoing Funding Requirements

As of September 30, 2018, we continue to use traditional and/or debt financing to provide the capital we need to run the business. It is possible that we may need additional funding to enable us to fund our operating expenses and capital expenditures requirements.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the nine months ended September 30, 2018, we issued 1,088,500 shares of common stock with a fair value of $544,250 for services, of which 30,000 shares valued at $15,000 have not been issued and have been recorded as stock payable.

During the nine months ended September 30, 2018, we issued 1,476,560 shares of common stock for $258,280 cash, of which $430,000 of the cash was received during the year ended December 31, 2017 and recorded as stock payable. Additionally, we received an additional $145,000 for the sale of 290,000 shares of common stock which have not been issued and remain in stock payable.

As of December 31, 2017, the Company was obligated to issue 550,000 shares of common stock valued at $275,000 for the cancellation of the royalty payments disclosed in Note 7. As of September 30, 2018, 575,000 valued at $287,500 of these shares were issued and 250,000 shares valued at $125,000 have not been issued and remain in stock payable.

During the nine months ended September 30, 2018, we issued 271,000 shares of common stock with a fair value of $135,500 to various noteholders as consideration to enter, split, and extend certain note payables during the period.

During the nine months ended September 30, 2018, we entered into and closed an amendment to a certain note agreement dated August 2, 2016, whereas the noteholder agreed to provide a Standby Letter of Credit (SLC) in the amount of $450,000 required under a manufacturing service agreement with our largest supplier of inventory. In consideration for providing the SLC, we agreed to issue 738,000 shares of common stock and grant 450,000 warrants, of which 414,000 shares have been issued and 324,000 shares valued at $207,000 remain outstanding to be issued.

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

Subsequent Issuances

Subsequent to quarter end, we issued 150,000 shares of common stock for cash, of which $50,000 was received as of September 30, 2018, and was included in stock payable.

Subsequent to quarter end, we issued 767,500 shares of common stock valued at $383,750 for services.

Subsequent to quarter end, we issued 50,000 shares of common stock for the termination of certain Royalty Agreements.

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

Issuer Purchases of Equity Securities

The Company did not repurchase any of its equity securities during the period ended September 30, 2018.

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

Date: November 8, 2018