Form 10-K
period 2018-12-31
Trutankless, Inc.
filed 2019-04-10
CIK 1429393

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes [  ]  No [X]

As of June 30, 2018, the aggregate market value of shares held by non-affiliates of the registrant (computed by reference to the price at which the common equity was last sold) was approximately $16,590,369.60.

The number of shares of Common Stock, $0.001 par value, outstanding on April 9, 2019 was 37,413,906 shares.

DOCUMENTS INCORPORATED BY REFERENCE: None.

TRUTANKLESS INC.

FOR THE FISCAL YEAR ENDED

DECEMBER 31, 2018

iii

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

iv

This summary highlights certain information regarding the Company, including its history, its business objectives, and management team. The words “TRUTANKLESS,” “us,” “we,” the “Company” and any variants thereof used in this summary refer to Trutankless, Inc.

The Company’s stock symbol is TKLS, and is presently traded on the OTCQB maintained by OTC Markets Group, Inc.  The Company is a reporting company under the rules and regulations of the US Securities and Exchange Commission.  The Company’s filings can be reviewed at www.sec.gov.

PART I

ITEM 1.

BUSINESS

Trutankless Inc. was incorporated in the state of Nevada on March 7, 2008. The Company is headquartered in Scottsdale, Arizona and currently operates through its wholly-owned subsidiary, Bollente, Inc., a Nevada corporation incorporated on December 3, 2009.

Trutankless is involved in sales, marketing, research and development of a high quality, whole-house, smart electric tankless water heater that is more energy efficient than conventional products. Management anticipates the Company's trutankless water heater, with Wi-Fi capability and trutankless' proprietary apps offered in the iOS and Android store, will augment existing products in the hope automation space.

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

There are other problems inherent with traditional tank water heaters:

•

Due to the high temperatures and corrosive aspects of water, a typical water heater has a lifespan of 10.7 years.

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

•

To reduce operating costs, many people adjust the temperature on their water heaters down. Unfortunately, lower temperatures increase the possibility of unhealthy, waterborne bacteria growth.

•

To increase water heating capacity, many people will adjust the temperature of their water heaters up. In addition to using more energy, this practice can be dangerous by posing a greater risk of scalding.

•

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

Home Automation Overview

Key trends in the home automation space, which is estimated to reach $46.22 Billion worldwide by 2025, have been driven by consumers’ desire for efficiency and lifestyle improvements. Companies like Nest have helped to introduce the Internet of Things to appliances with a direct impact on how users interact with traditional household appliances and have the ability to reduce energy usage. The trend towards integration with voice assistants is also on the rise with key industry leaders like Alexa and Google Assistant playing larger roles in the home automation industry. Insurance and utility companies have joined this trend by partnering with home automation manufacturers by leveraging different devices to build insurance products including discounts and rebates. While home security and safety monitoring are expected to continue to dominate the overall market, management anticipates energy management and HVAC controls and monitors will be one of the fastest growing markets in the U.S. which accounts for 36% of global demand.

Trutankless replaces an archaic technology which is second to HVAC in home energy consumption, and combined with Wi-Fi capabilities, the system can not only save energy it has the ability to inform users and property owners of energy use, water use, and potential issues like leaks or other failures in the plumbing system. Management plans to roll out additional technologies in the future that can integrate with the Company's trutankless smart apps. Currently, the product has the ability to notify homeowners in the event of water flow while the system is set in away mode. Leak detection, leak damage mitigation, and hot water recirculation for instant hot water at the point of use are becoming major trends in the home automation space. Management believes new products can be introduced into its growing wholesale network to augment trutankless' momentum and harness growing trends to a fresh audience of plumbing and other home service professionals.

Homebuilders and plumbing companies have begun selling homes with more technology integrations. Lennar Homes for example, the nation's largest homebuilder, just recently announced the world's first Wi-Fi Certified communities and employs Amazon's Alexa voice assistant. Trutankless has also been introduced into Lennar communities, and management expects that trutankless products will share Wi-Fi Certification as well as integration with Alexa's voice command capabilities, among other improvements to its existing technology platform.

Tankless Industry Overview

The U.S. gas tankless, whole-house, water heater market is dominated by five brands; Noritz, Rinnai, Takagi, Aqua Star by Bosch and Rheem by Paloma. The U.S. electric tankless water heater market is dominated by four companies; Stiebel-Eltron, Rheem (Eemax/EcoSmart), Seisco by Microtherm, Inc., and Power Star by Bosch. Until just a few years ago, there were only a few tankless water heater manufacturers with a presence in the United States, but that is changing. Now, several Japanese and European manufacturers have begun marketing products in the United States, and since 2003, gas tankless products have experienced dramatic growth. Electric tankless systems have not experienced comparable growth due to several factors, primarily product performance, capacity, product quality and electrical power supply and installation issues.

Manufacturers of tank heaters have a competitive advantage due largely to their product categories long established use, name recognition, established distribution and brand position in the marketplace. Many plumbers and other building industry professionals were opposed to changing brands or to tankless systems because many tankless water heaters have been poorly designed in the past. As a result there is a perception among some contractors that these water heaters are more complicated and generally less dependable than traditional tank heaters. This perception is often passed along to consumers when making buying decisions or inquiring about switching to a tankless water heater. In recent years however, the industry has experienced a contraction in sales of products and services for new building projects. Consequently, higher ticket, higher margin products, such as tankless and solar water heating systems have become a primary growth driver for many plumbers and companies who had traditionally avoided emerging technologies.

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

Our marketing and promotion plans have been developed to increase the awareness of the Company’s brand as the preferred option to traditional tank systems. Trutankless intends to position itself and its brand to capitalize on the paradigm shift to green-conscious living and development.

Trutankless® Products

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

Our trutankless® water heaters are available through wholesale plumbing distributors, including Ferguson, Hajoca, WinSupply locations, Morrison Supply, and several regional distributors. A partial listing of wholesalers may be found on our website (www.trutankless.com).

Our trutankless® water heaters are designed to provide an endless hot water supply because they are designed to heat water as it flows through the system. We believe that our products are capable of higher temperature rise than competitive units at given flow rates because of its improved design and greater efficiency. Our trutankless® water heaters can save energy and reduce operating costs compared to tank systems because unlike tanks, if there is no hot water demand, no energy is being used. In addition, we intend to improve life-cycle costs with an improved design conceived not only to increase efficiency, but also the longevity of our products versus competitive units. Generally, a typical tank water heater lasts about 9 years, whereas gas tankless systems may last longer, but requires more routine maintenance. Our product line is designed to last longer than tank water heaters without any routine maintenance required under most conditions.

We created a custom heat exchanger for our trutankless® product line that utilizes our patented technology to heat water as it flows through the system, which means customers need not worry about running out of hot water. We believe we’ve selected the best materials available and a collection of exclusive design elements and features to maximize capacity, minimize energy use, and provide a truly maintenance free experience.

Our trutankless® water heaters were officially launched in the first quarter of 2014 and is sold throughout the wholesale plumbing distribution channel. We began generating revenue in the first quarter of 2014. As of the fiscal year ended December 31, 2014, we generated $238,912 in revenue. As of the fiscal year ended December 31, 2015, we generated $265,504 in revenue. As of the fiscal year ended December 31, 2016, we generated $429,582 in revenue. As of the fiscal year ended December 31, 2017, we generated $695,857 in revenue. As of the fiscal year ended December 31, 2018, we generated $1,537,958 in revenue.

In July of 2014, we launched a customizable online control panel for our trutankless® line of smart electric water heaters. From the dashboard, residential and commercial users can obtain real-time status reports, adjust unit temperature settings, view up to three years of water usage data, and change notification settings from anywhere in the world, using a computer or web-enabled smart device at www.home.mytankless.com.

Additionally, service professionals can also use the www.pro.trutankless.com dashboard to monitor system status on every unit they install, allowing them to proactively contact their customers if a service or warranty appointment is needed.

Our primary markets, Florida, Texas, Arizona, and the rest of the Sunbelt region are centers of growth in the U.S. construction industry with green building at an all-time high, and an unprecedented appliance replacement cycle. We intend to take advantage of these powerful macro-economic trends.

Home.trutankless.com is available as a service to consumers of trutankless® water heaters. We have applications available for download from the Google Play and Apple iOS stores, which like the online control panels, allows monitoring and control of the tankless systems.

Industry Recognition and Awards

Trutankless® received the Best of IBS 2014 Award for Best Home Technology Product from the National Association of Home Builders (NAHB) at that year’s International Builders Show (IBS) in Las Vegas. The IBS is produced by NAHB and is the largest annual light construction show in the world - featuring more than 1,100 exhibitors and attracting 75,000 attendees including high level decision makers from some of the largest homebuilders in the world as well as plumbing and HVAC professionals from top outfits in major markets.

Trutankless® received the Governor's Award of Merit for Energy and Technology Innovation for the trutankless line of electric tankless heaters at Arizona Forward's 2014 Environmental Excellence Awards.

Trutankless® received Kitchen and Bath Business Magazine’s 2014 K*BB Product Innovator’s Award Judges Choice Product.

In 2015, Trutankless was named in Buildings Magazine’s 2015 listing of “Money Savings Products” in the Energy Saving Measures category and received a Special Mention in the Architizer A+ Awards.

That same year, Appliance Design Magazine named Trutankless among the winners of their annual Excellence in Design Award, and the editors of Green Builder Magazine named Trutankless as one of their picks as “Hot Product”.

Consumer Reports Magazine featured Trutankless in its Top 5 Remodeling Trends for 2016, and leading home improvement website, houzz.com, honored the company with 4 consecutive “Best of Houzz” honors from 2014 through 2018.

Customers and Markets

We sell our products to plumbing wholesale distributors and dealers.

Approximately 81% of our sales in 2018, 90% of our sales in 2017, 96.1% of our sales in 2016, 98.3% of our sales in 2015 and 93.5% of our sales in 2014 were to wholesale plumbing equipment distributors for commercial and residential applications. We rely on commissioned manufacturers’ representatives to market our product lines. Additionally, our products are sold to independent dealers throughout the United States.

Manufacturing and Logistics

Our principal supplier is Sinbon Electronics, a contract manufacturer and engineering company based in Taiwan with manufacturing facilities in China, Taiwan, in the U.S., and other global locations. Sinbon handles procurement and supply chain management. We have a Manufacturing Services Agreement establishing our pricing and payment terms, warranty, shipping, and delivery terms. We are also negotiating our engineering agreement with Sinbon, which is ongoing and currently being re-negotiated.

Finished products are generally shipped Free on Board (FOB) Shanghai via ocean freight and are warehoused at Associated Global Systems located in Phoenix, Arizona. Merchandise is typically shipped using common carriers or freight companies which are selected at the time of shipment based on order volume and the best available rates.

Intellectual Property & Proprietary Rights

We regard substantial elements of our brands and underlying intellectual property as proprietary and attempt to protect them by relying on trademark, service mark and trade secret laws, restrictions on disclosure and transferring title and other methods.

Our plans are to actively pursue patent and trademark protection for all of newly developed products, both domestically and abroad. We have novel and proprietary technologies related to our product line and the central focus of our patent counsel has been successfully building a defensible portfolio of patent claims which have been granted.

To date, we have filed and received a United States federal trademark registration for trutankless® and our logo design with the help of our outside marketing and branding experts and have acquired several unique domain registrations reflective of our online marketing strategy (www.Trutankless.com). During the year ended December 31, 2013, our patent agent filed a provisional patent with the US Patent and Trademark Office with the US Patent and Trademark Office with 37 claims based on our prototype design. Upon completion of our engineered prototype, we filed additional patents with additional claims. We have been able to obtain a formal patent for our tankless water heater with a total of 34 individual and dependent claims. We will continue to protect our intellectual property through confidentiality agreements with vendors and consultants and trade secret protocols employed by employees, consultants, and contractors.

Growth Strategy

Trutankless’ product launched in the first quarter of 2014 and is sold through the wholesale plumbing distribution channel. Gas tankless manufacturers’ support of this sales channel was critical in their ability to quickly capture appreciable market share in the $3.6 billion replacement market. No electric tankless has been available solely through wholesale distributors which have welcomed the arrival of trutankless. Trutankless’ sales and service training programs geared towards plumbers and contractors are the primary focal point of the Company’s sales strategy. Trutankless is employing several outside manufacturers rep agencies to quickly scale sales and educate distributors, plumbers, builders, and contractors.

The Company is also leveraging online marketing strategies and social media. By continually building an immersive and educational web experience at www.trutankless.com. Trutankless is efficiently building brand awareness among consumers. Launch efforts are focused in Arizona, Texas, and the Southeast which accounts for over 1,000,000 electric water heater shipments annually. Licensing and co-branding opportunities are being assessed, since strategic partnerships would eliminate the channel conflicts that have historically obstructed previous electric tankless entries in the marketplace. Electric tankless category competitors have traditionally been unable to obtain partnership household brand names because of generally poor manufacturing quality and product support. In the future we may pursue co-branding opportunities to  accelerate sales of Trutankless’ products through retail channels.

In addition, we have determined that as part of our growth strategy, we will seek to partner with or acquire entities operating in various fields, with a bias towards green and "clean-tech" sectors. Our management has experience in marketing, product launches, business development strategies, and certain other areas specific to the success of growth companies. We will operate with a view towards identifying acquisition candidates as we seek the rights to provide the market with products and services geared toward environmental responsibility, innovative technology in the plumbing industry, and home automation technology.

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

We have identified several entities that fit one or more of our criteria. We are focused on adding value to these companies and acquiring either the entity or its business, maintaining and growing that business, and hiring and utilizing existing management where appropriate. We have begun the design of a website which we believe will help us attract relationships with possible acquisition targets.

Margin Expansion

Cost reduction measures, including outsourcing of key components and certain quality control testing protocols, are currently being undertaken on an expedited basis to rapidly reduce costs and improve manufacturing scalability. Such reductions are expected to take place in stages over the next three quarters and are likely to result in gross sales margins approaching 50% or more, which is far higher than other commodity-heavy technologies, and companies in the sector with mature technologies.

Market Outlook

Trutankless entered the market in front of the largest water heater replacement cycle ever at a time when homeowners are seeking ways to reduce their carbon footprint without sacrificing comfort. Additionally, statistics have shown a trend towards electric water heating in new construction markets. Florida, Texas, and Arizona, and areas where electric water heaters dominate the market, have been epicenters of the residential new construction strength in the US. In the new construction market, builders are increasingly marketing “green” features and trutankless fit well along with other energy saving innovations.

In commercial markets, projects with a green designation like LEED or EnergyStar recently became the majority. We feel that our commercial line of trutankless products are well suited to thousands of customers in the retail, quick serve and fast casual restaurants, hair salons, education. In addition to residential new construction and replacement markets, we feel the commercial applications for which our products are appropriate represent a large portion of the commercial water heater market.

Additionally, the Federal Government mandated that standard electric water heaters over 55 gallons may not be sold (started in April 2015), effectively forcing the market to use alternative technologies like tankless water heaters.

Investment Analysis

Trutankless has entered the market with a disruptive product that has enjoyed significant trend towards tankless water heating to displace gas tankless water heaters thus far. As a result of the market share growth of gas tankless, we believe TKLS is poised to produce exceptional results in the significant electric water heating market. Management has plans to significantly reduce the cost of goods sold and develop other innovations to supplement existing offerings which will be sold through the existing sales channels and reps which to help ensure sustainable growth over the next 3-5 years.

Recent Developments

On March 21, 2017, we announced our exclusive partnership with Mr. Rooter®.

On April 4, 2017, we announced that our trutankless line of smart electric tankless water heaters is the exclusive water heating solution for luxury communities built by the award -winning Arizona home builder Cullum Homes.

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

In April 2018, we announced record fourth quarter and full year 2017 results. The announcement included a record 61% increase in annual revenue compared to the prior year driven, in part, by a 133% increase in the fourth quarter over the prior period.

In May 2018, we announced that the Company had set a sales record for the first quarter of 2018, which was an all-time revenue record, and a fourth consecutive quarter of increasing gross margins.

In July 2018, we announced a corporate name change to Trutankless, Inc. from Bollente Companies, Inc., and began trading under the new ticker symbol TKLS.

In August 2018, we announced a sales increase of 200% in the first half of the year over the same period in the prior year. Growth was attributed to several factors, including strong demand for its trutankless line of smart water heaters amongst a growing number of the nation’s largest homebuilders, as well as the impact of improving velocity in channel sales.

In November 2018, we announced a sales increase of 190% for the nine months ending September 30 over the same period of 2017. Increased production and expanded wholesale customer base were credited as the primary factors for continuing sales expansion.

In March 2019, we issued a corporate update, including the up-listing of the Company to the OTC Markets’ OTCQB tier and new patent claims granted for its proprietary home automation capabilities. The Company also revealed several new key relationships with new home construction leaders such as Lennar Homes, DR Horton, and Shea Homes, as well as with national plumbing companies like Service Experts, Benjamin Franklin Plumbing, and RotoRooter.

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

Trutankless initially market its products to builders, remodelers and distributors in the southern and western U.S. These areas of the country have been selected because of generally higher ground water temperatures, which improves the effects of the performance and capacity of all brands of tankless water heaters. This area of the country also traditionally has the largest share of population growth and new housing starts, accounting for almost two-thirds of all housing starts in 2010, according to government data. Additionally, the southern U.S., and specifically the southeastern U.S., has the highest usage of electric water heaters.

Distribution Plan

Initially, we will be distributing our first product line throughout the southern and western U.S. using an existing network of plumbing and electrical wholesalers (distributors), manufacturers’ representatives and dealers. We believe that we will continue building existing partnerships with major companies in the building and plumbing industries to rapidly expand awareness of Trutankless and our products in the water heater market in the U.S and Canada.

Sales will continue to be pursued through the following channels:

1.

Regional and national plumbing and electrical wholesalers (also called “distributors”);

2.

Plumbers and electricians on a direct basis, in those areas where wholesalers have not yet been set up; and,

3.

Builders on a direct basis, in those areas where wholesalers & mechanical contractors have not yet been set up.

We will expand sales of the product further by marketing the product directly to consumers over the internet with a series of aggressive and ongoing marketing initiatives. We intend to market to industry professionals and end-users through more traditional marketing efforts as well, including print advertising, attendance of select national trade shows, and attendance of select regional consumer shows. We also expect Trutankless will be successful in providing education, training, and support to our sales and installer networks as part of our distribution and marketing efforts.

We believe our products will be a differentiating factor for industry professionals and builders as they market to their customers. Additionally, our electric tankless products are expected to provide these professionals and their companies with a mechanism to increase revenue and improve gross margin as compared to more traditional water heating products.

Employees

We currently have six full-time employees, including our two officers, and two part-time employees. We expect to increase the number of employees to expand our sales and technical staff. We are using and will continue to use independent consultants and contractors to perform various professional services. We believe that this use of third-party service providers may enhance our ability to contain operating, general expenses and capital costs.

Available Information

Our periodic reports filed with the SEC, which include Form 10-K, Form 10-Q, Form 8-K and amendments thereto, may be accessed by the public free of charge from the SEC. Electronic copies of these reports can be accessed at the SEC’s website (http://www.sec.gov). Copies of these reports may also be obtained, free of charge, upon written request to: Trutankless Inc., 15720 N. Greenway Hayden Loop, Suite 2, Scottsdale, Arizona 85260, Attn: Corporate Secretary. The public may read or obtain copies of these reports from the SEC at the SEC’s Public Reference Room at 450 Fifth N.W., Washington, D.C. 20549 (1-800-SEC-0330).

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

PART II

ITEM 5.

MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASE OF EQUITY SECURITIES

Market Information

Our common stock is traded in the OTCQB under the symbol “TKLS”. Our common stock has traded sporadically on the OTCQB, which limits our ability to locate accurate high and low bid prices for each quarter within the last two fiscal years. Therefore, the following table lists the available quotations for the high and low bid prices for the fiscal years ended December 31, 2018 and 2017.

The following table sets forth, the average high and low bid prices of our common stock as reported by Yahoo Finance. These quotations reflect inter-dealer prices, without retail mark-up, markdown or commission, and may not necessarily represent actual transactions

	Year Ending December 31, 2018		Year Ending December 31, 2017
	AVERAGE BID PRICES		AVERAGE BID PRICES
	High	Low	High	Low
1st Quarter	$0.94	$0.58	$0.66	$0.49
2nd Quarter	$0.92	$0.43	$1.01	$0.76
3rd Quarter	$0.52	$0.38	$0.90	$0.85
4th Quarter	$0.61	$0.41	$0.84	$0.69

Holders of Common Stock

As of April 9, 2019, there were approximately 343 stockholders of record of our common stock. This number does not include shares held by brokerage clearing houses, depositories or others in unregistered form.

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

Recent Sales of Unregistered Securities

During the year ended December 31, 2018, the Company issued 2,726,560 shares of common stock with a fair value of $1,236,784 for services.

During the year ended December 31, 2018, the Company issued 2,693,500 shares of common stock for $1,202,467 cash, of which $130,780 of the cash was received during the year ended December 31, 2017 and recorded as stock payable. Additionally, the Company received an additional $10,000 for the sale of 20,000 shares of common stock which have not been issued and remain in stock payable.

During the year ended December 31, 2018, the Company has issued 600,000 shares of common stock for the cancellation of royalty termination agreements.

During the year ended December 31, 2018, the Company issued 795,000 shares of common stock with a fair value of $397,500 to various noteholders as consideration to enter, split, and extend certain note payables during the period.

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

Stock Warrants

During the year ended December 31, 2018, we granted 256,312 warrants.in conjunction with units which included shares sold for cash to purchase 256,312 shares of the Company’s common stock at an exercise price of $1.00 per share. The warrants are exercisable at any time until three (3) years after the closing date.

During the year ended December 31, 2018, we granted 216,000 warrants valued at $80,898 in conjunction with a debt extension agreement to purchase 216,000 shares of the Company’s common stock at an exercise price of $1.00 per share. The warrants are exercisable at any time until three (3) years after the closing date of the agreement.

During the year ended December 31, 2018, we granted 450,000 warrants valued at $95,764 in conjunction with a standard letter of credit to purchase 450,000 shares of the Company’s common stock at an exercise price of $1.00 per share. The warrants are exercisable at any time until three (3) years after the closing date of the agreement.

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

Subsequent Sales & issuances of Unregistered Securities

Subsequent to year end, the Company issued 1,644,000 shares of common stock for cash.

Subsequent to year end, the Company issued 120,000 shares of common stock were returned and cancelled by the Company.

On January 30, 2019, the Company issued a $100,000 12% promissory note. The note is due on September 30, 2019. As an incentive to enter into the agreement the noteholder was also granted 100,000 shares.

On February 11, 2019, the Company issued a $25,000 12% promissory note. The note is due on September 30, 2019. As an incentive to enter into the agreement the noteholder was also granted 25,000 shares.

On February 11, 2019, the Company issued a $25,000 12% promissory note. The note is due on September 30, 2019. As an incentive to enter into the agreement the noteholder was also granted 25,000 shares.

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

Issuer Purchases of Equity Securities

The Company did not repurchase any of its equity securities during the fourth quarter ended December 31, 2018.

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

Trutankless is involved in sales, marketing, research and development of a high quality, whole-house, smart electric tankless water heater that is more energy efficient than conventional products. See “Item 1. Business.”

RESULTS OF OPERATIONS

Revenues

In the year ended December 31, 2018 we generated $1,537,958 in revenues, as compared to $695,857 in revenues in the prior year. The increase in sales was attributable mostly to sales of our trutankless® products and also the sale of Vero products. Cost of goods sold was $1,703,608, as compared to $530,593 in the prior year.

To the knowledge of management, the Company is unaware of any trends or uncertainties in the sales or costs of our products and services for the periods discussed.

Expenses

Operating expenses totaled $2,728,348 during the year ended December 31, 2018 as compared to $2,570,071 in the prior year. In the year ended December 31, 2018, our expenses primarily consisted of General and Administrative of $1,384,342, Research and Development of $216,069 and Professional fees of $1,127,937.

General and administrative fees decreased $325,775, from the year ended December 31, 2017 to the year ended December 31, 2018. This decrease was primarily due to a decrease in wages and marketing in 2017.

Research and Development increased $50,851 from the year ended December 31, 2017 to the year ended December 31, 2018. Research and Development fees increased due to the integration of new materials into the production process during 2018.

Professional fees increased $433,201 from the year ended December 31, 2017 to the year ended December 31, 2018. Professional fees increased due to an increase in consulting fees associated with business development.

Other Expenses

Interest expense increased $174,455 to $641,619 in the year ended December 31, 2018 from $467,164 for the year ended December 31, 2017. The increase was the result of an increase in notes payable with interest accruals.

Net Loss

In the year ended December 31, 2018, we generated a net loss of $3,535,617, an increase of $663,646 from $2,871,971 for the year ended December 31, 2017. This increase was attributable to increased consulting fees associated with business development and the Company spending more towards developing its technology.

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

Liquidity and Capital Resources

At December 31, 2018, we had an accumulated deficit of $27,532,752. Primarily because of our history of operating losses and our recording of note payables, we have a working capital deficiency of $1,463,177 at December 31, 2018. Losses have been funded primarily through issuance of common stock and borrowings from our stockholders and third-party debt. As of December 31, 2018, we had $9,668 in cash, $214,260 in accounts receivable, $403,322 in inventory, and $227,111 in prepaid expenses.

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

On October 18, 2017, the Company entered into royalty termination agreements whereas the Company converted all royalties interest into a total of 1,400,000 shares of common stock valued at $700,000. As of December 31, 2018, the Company has issued 1,200,000 shares of common stock and has recorded the balance of the common stock due to stock payable. During the year ended December 31, 2018, the Company paid $0 in dividends related to royalty agreements.

Cash Flows from Operating, Investing and Financing Activities

The following table provides detailed information about our net cash flow for all financial statement periods presented in this Annual Report. To date, we have financed our operations through the issuance of stock and borrowings.

The following table sets forth a summary of our cash flows for the years ended December 31, 2018 and 2017:

	Year ended December 31,
	2018	2017
Net cash used in operating activities	$(1,588,537)	$(1,521,944)
Net cash used in investing activities	(892)	-
Net cash provided by financing activities	1,520,98	1,597,109
Net increase/(decrease) in Cash	(68,931)	75,165
Cash, beginning	78,599	87,134
Cash, ending	$9,668	$162,299

Operating activities

Net cash used in operating activities was $1,588,537 for the year ended December 31, 2018, as compared to $1,521,944 used in operating activities for the same period in 2017. The increase in net cash used in operating activities was primarily due to higher volume of units sold and increase in research and development cost.

Investing activities

Net cash used in investing activities was $892 for the year ended December 31, 2018, as compared to $0 used in investing activities for the same period in 2017. The increase in net cash used in investing activities was primarily due to an increase in fixed asset purchases.

Financing activities

Net cash provided by financing activities for the year ended December 31, 2018 was $1,520,498, as compared to $1,597,109 for the same period of 2017. The decrease of net cash provided by financing activities was mainly attributable to less equity financing.

Ongoing Funding Requirements

As of December 31, 2018, we continue to use traditional and/or debt financing to provide the capital we need to run the business. It is possible that we may need additional funding to enable us to fund our operating expenses and capital expenditures requirements.

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

ITEM 8.

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Index to Financial Statements and Financial Statement Schedules appearing on page 38 of this Form 10-K.

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

Management has undertaken an assessment of the effectiveness of our internal control over financial reporting based on the framework and criteria established in the Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Based upon this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2018.

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

Information as to our current directors and executive officers is as follows:

Name	Age	Title	Since
Robertson James Orr	44	Chief Executive Officer, Secretary, Treasurer & Director	May 12, 2010
Michael Stebbins	36	President and Director	June 23, 2016

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

Summary Compensation Table

The table below summarizes the total compensation paid to or earned by our current Executive Officers for the fiscal years ended December 31, 2018, 2017 and 2016.

SUMMARY COMPENSATION TABLE

Name and Principal Positions	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compen- sation ($)	Non-qualified Deferred Compensation Earnings ($)	All Other Compen- sation ($)	Total ($)
Robertson James Orr(1),	2018	4,000	-0-	60,000(2)	-0-	-0-	-0-	-0-	64,000
Former President, CEO, Secretary,	2017	7,200	-0-	24,000(3)	-0-	-0-	-0-	-0-	31,200
Treasurer & Director	2016	1,500	-0-	66,000(4)	-0-	-0-	-0-	-0-	67,500

Michael Stebbins(5), President & Director	2018	153,750	-0-	125,000(6)	-0-	-0-	-0-	-0-	278,750
	2017	128,154	-0-	30,000(7)	-0-	-0-	-0-	-0-	158,154

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

(5)

Mr. Stebbins was appointed President of the Company on February 2, 2017.

(6)

Amount represents the fair market value of 250,000 shares of common stock issued for services as an employee.

(7)

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

Option Grants in Last Fiscal Year

During the years ended December 31, 2018 and 2017, we did not grant any options to our officers and directors.

Employment Agreements

The Company has an employment agreement with the CEO/President to perform duties and responsibilities as may be assigned. The base salary is in the amount of $75,000 per annum plus an annual bonus of 120,000 shares of common stock commencing on March 31, 2018 and ending February 28, 2019 with an option renewal on (March 1) thereafter.

The Company has an employment agreement with the President to perform duties and responsibilities as may be assigned. The base salary is in the amount of $165,000 per annum plus an one-time bonus of 250,000 shares of common stock commencing on October 1, 2018 and ending September 30, 2019 with an option renewal on September 15, 2019.

ITEM 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information, to the best of our knowledge, about the beneficial ownership of our common stock on April 9, 2019 relating to the beneficial ownership of our common stock by those persons known to beneficially own more than 5% of our capital stock and by our directors and executive officers.  The percentage of beneficial ownership for the following table is based on 37,413,906 shares of common stock outstanding.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and does not necessarily indicate beneficial ownership for any other purpose. Under these rules, beneficial ownership includes those shares of common stock over which the stockholder has sole or shared voting or investment power. It also includes shares of common stock that the stockholder has a right to acquire within 60 days after April 9, 2019 pursuant to options, warrants, conversion privileges or other right. The percentage ownership of the outstanding common stock, however, is based on the assumption, expressly required by the rules of the Securities and Exchange Commission, that only the person or entity whose ownership is being reported has converted options or warrants into shares of our common stock.

Security Ownership of Management, Directors and Certain Beneficial Owners

Title of Class	Name of Beneficial Owner(1)	Number Of Shares	Percent Beneficially Owned
Common	Robertson James Orr - CEO and Director(2)	1,136,327	3.03%
Common	Michael Stebbins - President and Director(2)(3)	1,714,309(3)	4.58%
	All Directors, Officers and Principal Stockholders as a Group	2,850,636	7.61%

1.

As used in this table, “beneficial ownership” means the sole or shared power to vote, or to direct the voting of, a security, or the sole or shared investment power with respect to Common Stock (i.e., the power to dispose of, or to direct the disposition of, a security).

2.

The address of each Officer and Director is c/o Trutankless, Inc., 15720 N. Greenway Hayden Loop, Suite 2, Scottsdale, AZ 85260.

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

ITEM 13.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPNDENCE

Transactions with Related Persons

As of December 31, 2018, and 2017, the Company had two notes payable due to an officer and director of the Company in amount of $34,150 and $34,150, respectively. The notes have interest rate that range from 0%-8% with due dates ranging from on demand through April 2017.

On January 25, 2018, the Company issued a $100,000 12% secured promissory grid notes. The note is due on December 31, 2020. During the year ended December 31, 2018, the Company received advances of $65,000 on the grid note. As of December 31, 2018, $65,000 remained outstanding on the note.

As of December 31, 2018, and 2017, the Company had line of credit due to a Company controlled by an officer and director of the Company in amount of $0 and $4,791, respectively. During the year ended December 31, 2018 and 2017 the Company received advances $0 and $22,500 and made payments of $4,791 and $17,709, respectively.

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

ITEM 14.

PRINCIPAL ACCOUNTING FEES AND SERVICES

(1) AUDIT FEES

Audit and Non-Audit Fees

The following table sets forth fees billed to us by AMC Auditing, our independent auditors, for the years ended 2018 and 2017 for (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements, (ii) services rendered that are reasonably related to the performance of the audit or review of our financial statements that are not reported as Audit Fees, and (iii) services rendered in connection with tax preparation, compliance, advice and assistance.

Fee Category	Fiscal 2018 Fees	Fiscal 2017 Fees

Audit Fees	$35,317	$29,209
Audit Related Fes	--	--
Tax Fees	--	--
All Other Fees	--	--

Total Fees	$35,317	$29,209

Audit fees and audit related fees represent amounts billed for professional services rendered for the audit of our annual financial statements and the review of our interim financial statements. Before our independent accountants were engaged to render these services, their engagement was approved by our Directors.

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

ITEM 15.

EXHIBITS, FINANCIAL STATEMENT SCHEDULES

We have filed the following documents as part of this Annual Report on Form 10-K:

1.

The financial statements listed in the "Index to Consolidated Financial Statements" on page 38 are filed as part of this report.

2.

Financial statement schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

3.

Exhibits included or incorporated herein: See index to Exhibits.

Exhibit Index

Exhibit Number	Exhibit Description
2.1	Acquisition Agreement and Plan of Merger - dated March 3, 2011(3)
2.2	Addendum No. 1 to Acquisition Agreement and Plan of Merger - Dated April 27, 2011(4)
2.3	Agreement and Plan of Merger between Bollente Companies, Inc. and Bollente Name Change Subsidiary, Inc. - Dated June 4, 2018(5)
3(i)(a)	Articles of Incorporation of Bollente Companies, Inc. (Formerly Alcantara Brands Corporation)(1)
3(i)(b)	Certificate of Amendment - Name Change - Dated March 2, 2011(2)
3(i)(c)	Certificate of Change - 50:1 Reverse Split - Dated September 23, 2010(2)
3(i)(d)	Articles of Incorporation of Bollente Name Change Subsidiary, Inc. - Dated June 4, 2018(5)
3(i)(e)	Articles of Merger between Bollente Companies, Inc. and Bollente Name Change Subsidiary, Inc. - Dated June 4, 2018(5)
3(ii)(a)	Bylaws of Trutankless, Inc. (1)
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act*
32.1	Certification pursuant to 18 U.S.C. Section 350*
101.INS	XBRL Instance
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation
101.DEF	XBRL Taxonomy Extension Definition
101.LAB	XBRL Taxonomy Extension Label
101.PRE	XBRL Taxonomy Extension Presentation

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

(3)

Incorporated by reference from the Company’s Current Report on Form 8-K filed on March 10, 2011.

(4)

Incorporated by reference from the Company’s Current Report on Form 8-K filed on May 6, 2011.

(5)

Incorporated by reference from the Company’s Current Report on Form 8-K filed on June 6, 2018

*Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRUTANKLESS INC.

By: /s/ Robertson J. Orr

Robertson James Orr, Chief Executive Officer

Date: April 9, 2019

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Robertson J. Orr Robertson James Orr	Chairman of the Board of Directors, Chief Executive Officer (Principal Executive Officer) and Principal Financial Officer	April 9, 2019

/s/ Michael Stebbins Michael Stebbins	Director	April 9, 2019

TRUTANKLESS INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

TruTankless, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Trutankless, Inc. (the “Company”) as of December 31, 2018 and December 31, 2017 and the related statements of operations, stockholders’ (deficit), and cash flows for each of the years in the two-year period ended December 31, 2018, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and December 31, 2017, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2018 in conformity with accounting principles generally accepted in the United States of America.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has negative working capital at December 31, 2018, has incurred recurring losses and recurring negative cash flow from operating activities, and has an accumulated deficit which raises substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ AMC Auditing

AMC Auditing

We have served as the Company’s auditor since 2015

Las Vegas, Nevada

April 5, 2019

TRUTANKLESS INC.

CONSOLIDATED BALANCE SHEETS

(AUDITED)

	December 31, 2018	December 31, 2017
ASSETS
Current assets
Cash	$9,668	$78,599
Accounts receivable	214,260	129,246
Inventory	403,322	157,487
Prepaid expenses	227,111	318,207
Total current assets	854,361	683,539

Fixed assets, net of accumulated depreciation	1,227	1,223

Other Assets
Security deposits	3,281	1,500
Trademarks	11,914	11,916
Software	22	4,167
Total other assets	15,217	17,583

Total assets	$870,805	$702,345

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable and accrued liabilities	1,171,562	624,253
Accrued interest payable - related party	10,166	4,483
Customer deposits	600	600
Advances	7,123	4,300
Line of credit - related party	-	4,791
Notes payable- related party	99,150	34,150
Notes payable, net of debt discount	45,717	380,000
Convertible notes payable, net of debt discount	983,220	932,041
Total current liabilities	2,317,538	1,984,618

Convertible notes payable - long term, net of debt discount	226,880	151,359
Notes payable - long-term, net of debt discount	282,233	-
Total long-term liabilities	509,113	151,359

Total liabilities	2,826,651	2,135,977

Stockholders' deficit
Preferred stock, $0.001 par value, 10,000,000 shares authorized, 76,000 shares issued and outstanding as of December 31, 2018 and 2017, respectively	76	76
Common stock, $0.001 par value, 100,000,000 shares authorized, 34,739,902 and 27,924,842 shares issued and outstanding as of December 31, 2018 and 2017, respectively	34,740	27,925
Additional paid in capital	25,364,090	21,986,722
Subscriptions payable	178,000	548,780
Accumulated deficit	(27,532,752)	(23,997,135)
Total stockholders' deficit	(1,955,846)	(1,433,632)

Total liabilities and stockholders' deficit	$870,805	$702,345

See accompanying notes to consolidated financial statements.

TRUTANKLESS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(AUDITED)

	For the years ended
	December 31, 2018	December 31, 2017

Revenue	$1,537,958	$695,857

Cost of goods sold	(1,703,608)	(530,593)

Gross profit	(165,650)	165,264

Operating expenses
General and administrative	1,384,342	1,710,117
Research and development	216,069	165,218
Professional fees	1,127,937	694,736
Total operating expenses	2,728,348	2,570,071

Other expenses
Interest expense	(641,619)	(467,164)
Total expenses	(641,619)	(467,164)

Net loss	$(3,535,617)	$(2,871,971)

Net loss per common share - basic	$(0.11)	$(0.11)

Weighted average number of common shares outstanding - basic	$30,747,462	$25,086,788

See accompanying notes to consolidated financial statements.

TRUTANKLESS INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(AUDITED)

	Preferred Stock		Common Stock		Additional	Subscriptions	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Paid-in Capital	Payable	Deficit	Deficit

Balance, December 31, 2016	61,000	61	23,722,342	23,724	20,382,603	40,000	(21,073,013)	(626,625)

Prior period adjustment	-	-	-	-	-	-	(40,751)	(40,751)
Stock issued for cash	-	-	2,490,000	2,490	847,488	110,780	-	960,758
Repurchase and retirement of shares for cash	-	-	(300,000)	(300)	(83,700)	-	-	(84,000)
Stock issued for cancelation of royalty agreement	-	-	600,000	600	299,400	400,000	-	700,000
Common shares issued for conversion of preferred shares	(10,000)	(10)	50,000	50	(40)	-	-	-
Preferred units issued for cash	25,000	25	-	-	62,475	-	-	62,500
Stock issued for services	-	-	1,362,500	1,362	473,819	(2,000)	-	473,181
Warrants issued with beneficial conversion feature	-	-	-	-	4,677	-	-	4,677
Dividends	-	-	-	-	-	-	(11,400)	(11,400)
Net loss							(2,871,971)	(2,871,971)
Balance, December 31, 2017	76,000	76	27,924,842	27,925	21,986,722	548,780	(23,997,135)	(1,433,632)

Stock issued for cash	-	-	2,693,500	2,694	1,160,553	39,220	-	1,202,467
Stock issued for services	-	-	2,726,560	2,727	1,344,057	(110,000)	-	1,236,784
Stock issued for cancelation of royalty agreement	-	-	600,000	600	299,400	(300,000)	-	-
Shares issued for note extensions	-	-	795,000	795	396,705	-	-	397,500
Warrants issued for standard letter of credit					176,653			176,653
Net loss	-	-	-	-	-	-	(3,535,617)	(3,535,617)
Balance, December 31, 2018	76,000	76	34,739,902	34,740	25,364,090	178,000	(27,532,752)	(1,955,846)

See accompanying notes to consolidated financial statements.

TRUTANKLESS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(AUDITED)

	For the years ended
	December 31, 2018	December 31, 2017
Cash Flows from Operating Activities
Net loss	$(3,535,617)	$(2,871,971)
Adjustments to reconcile net loss to net cash provided by operating activities:
Shares issued for services	1,236,784	1,053,180
Prior period adjustment		(40,751)
Shares issued for cancellation of royalty agreement	-	120,000
Depreciation and amortization	5,035	4,379
Amortization of debt discount	393,802	253,293
Changes in assets and liabilities
(Increase) decrease in accounts receivable	(85,014)	(12,913)
(Increase) decrease in inventory	(245,835)	(94,651)
(Increase) decrease in prepaid expenses	91,096	(97,901)
(Increase) decrease in security deposit	(1,781)	-
Increase (decrease) in accounts payable	547,310	162,550
Increase (decrease) in accrued interest payable - related party	5,683	2,841
Net cash used in operating activities	(1,588,537)	(1,521,944)

Cash Flows from Investing Activities:
Purchase of fixed assets	(892)	-
Net cash used in investing activities	(892)	-

Cash Flows from Financing Activities:
Advances	2,823	3,000
Proceeds from convertible notes payable	285,000	705,000
Proceeds from notes payable	115,000	15,000
Repayments from notes payable	(80,000)	(142,240)
Proceeds from line of credit - related party	-	22,500
Repayments on line of credit - related party	(4,791)	(17,709)
Proceeds from sale of common stock, net of offering costs	1,202,466	1,044,458
Proceeds from sale of preferred stock	-	62,500
Repurchase of common stock	-	(84,000)
Dividends	-	(11,400)
Net cash provided by financing activities	1,520,498	1,597,109

Net increase in cash	(68,931)	75,165

Cash, beginning of period	78,599	87,134
Cash, end of period	$9,668	$162,299

Supplemental disclosure of cash flow information
Cash paid for interest	$30,450	$48,118
Cash paid for taxes	$-	$-

See accompanying notes to consolidated financial statements.

TRUTANKLESS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018 AND 2017

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

Principles of consolidation

The consolidated financial statements include the accounts of Trutankless, Inc. and its wholly owned subsidiaries. On May 16, 2010, the Company acquired 100% of the outstanding stock of Bollente, Inc. On the date of acquisition, Bollente, Inc. was 2.78% owned and controlled 100% by Robertson J. Orr, a majority shareholder and officer and director of Trutankless, Inc. and the acquisition was accounted for by means of a pooling of the entities from the date of inception of Trutankless, Inc. on March 7, 2008 because the entities were under common control. All significant inter-company transactions and balances have been eliminated.

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

TRUTANKLESS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018 AND 2017

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

Fair value of financial instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2018. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash and accounts payable. Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

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

Recent Accounting Pronouncements

On May 2017, the FASB issued ASU 2017-09, Compensation-Stock Compensation (Topic 718), Scope of Modification Accounting. The amendments in this Update provide guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. The amendments in this Update are effective for all entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. Early adoption is permitted, including adoption in any interim period, for (1) public business entities for reporting periods for which financial statements have not yet been issued and (2) all other entities for reporting periods for which financial statements have not yet been made available for issuance. Management has reviewed this pronouncement and has determined that it would not have a material impact to the financial statements.

TRUTANKLESS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018 AND 2017

(AUDITED)

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

NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. As a result, the Company incurred accumulated net losses for the year ended December 31, 2018 of ($27,532,752).

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

NOTE 3 - INVENTORY

Inventories consist of the following at:

	December 31, 2018	December 31, 2017
Finished goods	403,322	157,487
Total	$403,322	$157,487

TRUTANKLESS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018 AND 2017

(AUDITED)

NOTE 4 - WEBSITE

Website consists of the following at:

	December 31, 2018	December 31, 2017
Website	$58,598	$58,598

Less: Accumulated amortization	(58,598)	(58,598)

Website, net	$--	$--

Amortization expense from continuing operations for the years ended December 31, 2018 and 2017 was $0 and $1,628, respectively.

NOTE 5 - RELATED PARTY

As of December 31, 2018, and 2017, the Company had two notes payable due to an officer and director of the Company in amount of $34,150 and $34,150, respectively. The notes have interest rate that range from 0%-8% with due dates ranging from on demand through April 2017.

On January 25, 2018, the Company issued a $100,000 12% secured promissory grid notes. The note is due on December 31, 2020. During the year ended December 31, 2018, the Company received advances of $65,000 on the grid note. As of December 31, 2018, $65,000 remained outstanding on the note.

As of December 31, 2018, and 2017, the Company had line of credit due to a Company controlled by an officer and director of the Company in amount of $0 and $4,791, respectively. During the year ended December 31, 2018 and 2017 the Company received advances $0 and $22,500 and made payments of $4,791 and $17,709, respectively.

NOTE 6 - NOTES PAYABLE

Notes payable consist of the following at:

	December 31, 2018	December 31, 2017
Note payable from a shareholder, secured, 12% interest, due January 2020	$150,000	$200,000
Note payable from a shareholder, secured, 12% interest, due January 2020	100,000	100,000
Note payable from a shareholder, secured, 12% interest, due January 2020	50,000	--
Note payable, to an officer, director and shareholder, secured, 10% interest, due September 2020	50,000	--
Note payable from a shareholder, secured, 5% interest, due June 2017	--	80,000
Total Notes Payable	$350,000	$380,000

Less discounts	(29,494)	--

Total Notes Payable	320,506	380,000

Less current portion	(38,273)	(380,000)

Total Notes Payable - long term	$282,233	$--

TRUTANKLESS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018 AND 2017

(AUDITED)

On February 2, 2018, the Company entered into an agreement with the note holder to split a certain note payable dated July 1, 2015 into two notes in the amount of $150,000 and $50,000, respectively. In addition to the splitting the notes the noteholder also agreed to the extend the due date of the new $50,000 note to July 1, 2018 and on June 4, 2018, for consideration of 15,000 shares the noteholder further agreed to extend the due date of the new $50,000 note to April 1, 2019. On November 15, 2018, both notes were further extended to January 1, 2020.

On September 17, 2018, the Company issued a $50,000 10% promissory note. The note is due on September 18, 2020. As an incentive to enter into the agreement the noteholder was also granted 10,000 shares valued at $5,000. As of September 30, 2018, $89 of the debt discount was amortized. As of September 30, 2018, the note was shown net of unamortized discount of $4,911.

Convertible notes payable, net of debt discount consist of the following:

	December 31, 2018	December 31, 2017
Convertible note payable, secured, 12% interest, due May 2018, convertible at $1 per share	$10,000	$10,000
Convertible note payable, secured, 12% interest, due May 2018, convertible at $1 per share	50,000	50,000
Convertible note payable, secured, 12% interest, due June 2018, convertible at $1 per share	50,000	50,000
Convertible note payable, secured, 12% interest, due August 2018, convertible at $1 per share	50,000	50,000
Convertible note payable, secured, 12% interest, due 120 days after delivery of payment notice from lender or August 2018, convertible at $0.25 per share	900,000	900,000
Convertible note payable from a shareholder, secured, 12% interest, due May 2020, convertible at $1 per share	100,000	100,000
Convertible note payable from a shareholder, secured, 12% interest, due May 2020, convertible at $1 per share	50,000	50,000
Convertible note payable from a shareholder, secured, 12% interest, due May 2020, convertible at $1 per share	5,000	5,000
Convertible note payable from a shareholder, secured, 12% interest, due Feb 2020, convertible at $0.50 per share	75,000	--
Convertible note payable from a shareholder, secured, 12% interest, due Dec 2018, convertible at $0.50 per share	160,000	--

Less discounts	(239,900)	(131,600)

Total notes payable, net	$1,210,100	$1,083,400

Less current portion	(983,220)	(932,041)

Convertible notes payable, net - Long-term	$226,880	$151,359

On February 15, 2018, the Company issued a $75,000 12% secured convertible promissory note. The note is due on February 24, 2020 and is secured by the Company’s accounts receivable and inventory. The outstanding principal amounts and accrued but unpaid interest of the notes is convertible at any time at the option of the holder into common stock at a conversion price of $0.50 per share.

TRUTANKLESS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018 AND 2017

(AUDITED)

On June 11, 2018, the Company issued a $160,000 12% secured convertible promissory note. As an incentive to enter into the note agreement the Company also issued the noteholder 40,000 shares valued and $20,000 which was recorded as a debt discount and is being amortized over the life of the note. The note was due on December 11, 2018, and on November 15, 2018, in consideration for 20,000 shares the note was extended to April 11, 2019 and is secured by the Company’s accounts receivable and inventory. The outstanding principal amounts and accrued but unpaid interest of the notes is convertible at any time at the option of the holder into common stock at a conversion price of $0.50 per share.

During the year ended December 31, 2018, the Company entered into an agreement with the note holder to extend certain note payable dated August 2, 2016 through either 120 days after demand from the noteholder or August 19, 2019 for consideration of 216,000 shares valued at $108,000 and 216,000 three year warrants exercisable at $1 and valued using Black Scholes at $80,898.

During the year ended December 31, 2018, the Company entered into an agreement with the note holder to extend a Standby Letter of Credit (SLC) to the Company’s largest manufacturer in order to secure more favorable payment terms. The SLC is for $450,000 and is irrevocable for a period of two years. In consideration for providing the SLC, the Company agreed to issue 738,000 shares of common stock and grant 450,000 warrants, of which 414,000 shares have been issued and 324,000 shares remain outstanding to be issued. As of December 31, 2018, the Company has recorded a debt discount in the amount of $302,764 related to the fair value of the issued shares and warrants, which is being amortized over the two-year term of the SLC.

On May 2, 2017, the Company issued $100,000 of principal amount of 10% secured convertible promissory notes and 20,000 warrants to purchase common stock. The note is due on May 2, 2020 and is secured by the Company’s accounts receivable and inventory. The outstanding principal amounts and accrued but unpaid interest of the notes are convertible at any time at the option of the holder into common stock at a conversion price of $0.50 per share. The notes the were issued with warrants to purchase up to 10,000 shares of the Company’s common stock at an exercise price of $1.00 per share. The warrants are exercisable at any time. The warrants are exercisable until four (4) years after the closing date.

On May 2, 2017, the Company issued $50,000 of principal amount of 10% secured convertible promissory notes and 10,000 warrants to purchase common stock. The note is due on May 2, 2020 and is secured by the Company’s accounts receivable and inventory. The outstanding principal amounts and accrued but unpaid interest of the notes are convertible at any time at the option of the holder into common stock at a conversion price of $0.50 per share. The notes the were issued with warrants to purchase up to 10,000 shares of the Company’s common stock at an exercise price of $1.00 per share. The warrants are exercisable at any time. The warrants are exercisable until four (4) years after the closing date.

On May 22, 2017, the Company issued $5,000 of principal amount of 10% secured convertible promissory notes and 1,000 warrants to purchase common stock. The note is due on May 22, 2020 and is secured by the Company’s accounts receivable and inventory. The outstanding principal amounts and accrued but unpaid interest of the notes are convertible at any time at the option of the holder into common stock at a conversion price of $0.50 per share. The notes the were issued with warrants to purchase up to 1,000 shares of the Company’s common stock at an exercise price of $1.00 per share. The warrants are exercisable at any time. The warrants are exercisable until four (4) years after the closing date.

Interest expense including amortization of the associated debt discount for the year ended December 31, 2018 and 2017 was $637,382 and $467,164, respectively.

TRUTANKLESS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018 AND 2017

(AUDITED)

NOTE 7 - ROYALTY PAYMENTS

The Company has agreed to allow accredited investors the ability to receive a royalty on products sold in an effort to fund its distribution and marketing advances internationally by purchasing units. Each unit represents 0.625% royalty interest in the Gross Margin of product sold by Bollente International, Inc., costing $25,000 per unit.

On October 18, 2017, the Company entered into royalty termination agreements whereas the Company converted all royalties interest into a total of 1,400,000 shares of common stock valued at $700,000. As of December 31, 2018, the Company has issued 1,200,000 shares of common stock, and has recorded the balance of the common stock due to stock payable. During the year ended December 31, 2018, the Company paid $0 in dividends related to royalty agreements.

NOTE 8 - COMMITMENTS AND CONTINGENCIES

Office Lease

In January 2015, the Company executed a sublease agreement with Perigon Companies, LLC, a related party. The lease term is one year at a rate of $4,000 per month with an option to continue on a month to month basis. The Company paid a refundable security deposit of $1,500.

In January 2015, the Company executed a sublease agreement with Templar Asset Group, LLC, a related party. The lease term is one year at a rate of $3,000 per month with an option to continue on a month to month basis. The Company was not required to pay a security deposit.

During 2018, the Company executed a lease agreement. The lease term is 51 months at a rate of $1,780 per month with rent commencing on January 1, 2019. The Company was required to pay a $1,781 security deposit.

Rent expense for the year ended December 31, 2018 and 2017 was $84,000 and $84,000, respectively.

Executive Employment Agreements

The Company has an employment agreement with the CEO/President to perform duties and responsibilities as may be assigned. The base salary is in the amount of $75,000 per annum plus an annual bonus of 120,000 shares of common stock commencing on March 31, 2018 and ending February 28, 2019 with an option renewal on (March 1) thereafter.

The Company has an employment agreement with the President to perform duties and responsibilities as may be assigned. The base salary is in the amount of $165,000 per annum plus a one-time bonus of 250,000 shares of common stock commencing on October 1, 2018 and ending September 30, 2019 with an option renewal on September 15, 2019.

NOTE 9 - STOCK WARRANTS

As of December 31, 2017, we issued 236,000 warrants for cash to purchase 236,000 shares of the Company’s common stock at an exercise price of $1.00 per share associated with. The warrants are exercisable at any time until three (3) years after the closing date.

During the year ended December 31, 2018, we granted 256,312 warrants.in conjunction with units which included shares sold for cash to purchase 256,312 shares of the Company’s common stock at an exercise price of $1.00 per share. The warrants are exercisable at any time until three (3) years after the closing date.

TRUTANKLESS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018 AND 2017

(AUDITED)

During the year ended December 31, 2018, we granted 216,000 warrants valued at $80,898 in conjunction with a debt extension agreement to purchase 216,000 shares of the Company’s common stock at an exercise price of $1.00 per share. The warrants are exercisable at any time until three (3) years after the closing date of the agreement.

During the year ended December 31, 2018, we granted 450,000 warrants valued at $95,764 in conjunction with a Standard letter of credit to purchase 450,000 shares of the Company’s common stock at an exercise price of $1.00 per share. The warrants are exercisable at any time until three (3) years after the closing date of the agreement.

Summary of warrant activity for the two years ended December 31, 2018 and 2017 is presented below:

	Number of Shares	Weighted Average Exercise Price
Balance, December 31, 2016	1,237,312	$--
Warrants granted and assumed	236,000	$--
Warrants expired	--	--
Warrants canceled	--	--
Warrants exercised	--	--
Balance, December 31, 2017	1,473,312	$1.00
Warrants granted and assumed	922,312	$--
Warrants expired	--	--
Warrants canceled	--	--
Warrants exercised	--	--
Balance, December 31, 2018	2,395,624	$1.00

As of December 31, 2018, there are warrants exercisable to purchase 2,395,624 shares of common stock in the Company.

NOTE 10 - INCOME TAXES

For the year ended December 31, 2018, the cumulative net operating loss carry-forward from continuing operations is approximately $27,333,562 and will expire beginning in the year 2031.

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows as of December 31, 2018 and 2017:

	2018	2017
Deferred tax asset attributable to:
Net operating loss carryover	$8,901,506	$8,159,026
Valuation allowance	(8,901,506)	(8,159,026)
Net deferred tax asset	$--	$--

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of approximately $27,333,562 for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carry forwards may be limited as to use in future years.

TRUTANKLESS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018 AND 2017

(AUDITED)

Due to the enactment of the Tax Reform Act of 2017, the corporate tax rate for those tax years beginning with 2018 has been reduced to 21%.

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

During the year ended December 31, 2018, the Company issued 2,726,560 shares of common stock with a fair value of $1,236,784 for services.

During the year ended December 31, 2018, the Company issued 2,693,500 shares of common stock for $1,202,467 cash, of which $130,780 of the cash was received during the year ended December 31, 2017 and recorded as stock payable. Additionally, the Company received an additional $10,000 for the sale of 20,000 shares of common stock which have not been issued and remain in stock payable.

During the year ended December 31, 2018, the Company has issued 600,000 shares of common stock for the cancellation of royalty termination agreements.

During the year ended December 31, 2018, the Company issued 795,000 shares of common stock with a fair value of $397,500 to various noteholders as consideration to enter, split, and extend certain note payables during the period.

NOTE 12 - SUBSEQUENT EVENT

Subsequent to year end, the Company issued 1,644,000 shares of common stock for cash.

Subsequent to year end, the Company issued 120,000 shares of common stock were returned and cancelled by the Company.

Subsequent to year end, the Company issued 1,000,000 shares of common stock for services.

On January 30, 2019, the Company issued a $100,000 12% promissory note. The note is due on September 30, 2019. As an incentive to enter into the agreement the noteholder was also granted 100,000 shares.

On February 11, 2019, the Company issued a $25,000 12% promissory note. The note is due on September 30, 2019. As an incentive to enter into the agreement the noteholder was also granted 25,000 shares.

On February 11, 2019, the Company issued a $25,000 12% promissory note. The note is due on September 30, 2019. As an incentive to enter into the agreement the noteholder was also granted 25,000 shares.