Form 10-Q
period 2019-03-31
Trutankless, Inc.
filed 2019-05-06
CIK 1429393

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-54219

TRUTANKLESS, INC.

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

The number of shares of Common Stock, $0.001 par value, outstanding on April 30, 2019, was 38,513,906 shares.

TRUTANKLESS, INC.

QUARTERLY PERIOD ENDED MARCH 31, 2019

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

TRUTANKLESS INC.

CONSOLIDATED BALANCE SHEETS

	March 31, 2019	December 31, 2018
ASSETS
Current assets
Cash	$195,145	9,668
Accounts receivable	331,584	214,260
Inventory	400,367	403,322
Prepaid expenses	201,586	227,111
Total current assets	1,128,682	854,361

Fixed assets, net of accumulated depreciation	701	1,227

Other Assets
Right to use asset	60,917	-
Security deposits	3,281	3,281
Trademarks	11,914	11,914
Software	-	22
Total other assets	76,112	15,217

Total assets	$1,205,495	$870,805

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued liabilities	1,093,736	1,171,562
Lease liability	62,910	-
Accrued interest payable - related party	12,500	10,166
Customer deposits	-	600
Advances	4,300	7,123
Notes payable- related party	69,150	99,150
Notes payable, net of debt discount	365,906	45,717
Convertible notes payable, net of debt discount	1,219,868	983,220
Total current liabilities	2,828,370	2,317,538

Convertible notes payable - long term, net of debt discount	153,300	226,880
Notes payable - long-term, net of debt discount	-	282,233
Total long-term liabilities	153,300	509,113

Total liabilities	2,981,670	2,826,651

Stockholders' equity
Preferred stock, $0.001 par value, 10,000,000 shares authorized, 76,000 shares issued and outstanding as of March 31, 2019 and December 31, 2018, respectively	76	76
Common stock, $0.001 par value, 100,000,000 shares authorized, 35,923,902 and 34,739,902 shares issued and outstanding as of March 31, 2019 and December 31, 2018, respectively	35,924	34,740
Additional paid in capital	25,954,906	25,364,090
Subscriptions payable	900,500	178,000
Accumulated defecit	(28,667,581)	(27,532,752)
Total stockholders' equity	(1,776,175)	(1,955,846)

Total liabilities and stockholders' equity	$1,205,495	$870,805

See accompanying notes to consolidated financial statements.

TRUTANKLESS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the three months ended
	March 31, 2019	March 31, 2018

Revenue	$638,275	$425,046

Cost of goods sold	(468,363)	(321,447)

Gross profit	169,912	103,599

Operating expenses
General and administrative	396,224	275,034
Research and development	50,733	-
Professional fees	673,566	144,794
Total operating expenses	1,120,523	419,828

Other expenses
Interest expense	(184,218)	(108,523)
Total expenses	(184,218)	(108,523)

Net loss	$(1,134,829)	$(424,752)

Net loss per common share - basic	$(0.03)	$(0.01)

Weighted average number of common shares outstanding - basic	$35,266,502	$28,652,385

See accompanying notes to consolidated financial statements.

TRUTANKLESS INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

								Total
	Preferred Stock		Common Stock		Additional	Subscriptions	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Paid-in Capital	Payable	Deficit	Equity (Deficit)

Balance, December 31, 2017	76,000	76	27,924,842	27,925	21,986,722	548,780	(23,997,135)	(1,433,632)

Stock issued for cash	-	-	141,560	141	70,639	414,220	-	485,000
Stock issued for cancelation of royalty agreement	-	-	550,000	550	274,450	(275,000)	-	-
Stock issued for services	-	-	163,500	164	81,587	-	-	81,751
Warrants issued with beneficial conversion feature	-	-	-	-	-	-	-	-
Net loss	-	-	-	-	-	-	(424,752)	(424,752)

Balance, March 31, 2018	76,000	76	28,779,902	28,779	22,413,398	688,000	(24,421,887)	(1,291,634)

Balance, December 31, 2018	76,000	76	34,739,902	34,740	25,364,090	178,000	(27,532,752)	(1,955,846)

Stock issued for cash	-	-	134,000	134	66,866	627,500	-	694,500
Stock issued for services	-	-	900,000	900	449,100	-	-	450,000
Stock issued for debt discounts	-	-	150,000	150	74,850	95,000	-	170,000
Net loss	-	-	-	-	-	-	(1,134,829)	(1,134,829)

Balance, March 31, 2019	76,000	76	35,923,902	35,924	25,954,906	900,500	(28,667,581)	(1,776,175)

See accompanying notes to consolidated financial statements.

TRUTANKLESS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the three months ended
	March 31, 2019	March 31, 2018
Cash Flows from Operating Activities
Net loss	$(1,134,829)	$(424,752)
Adjustments to reconcile net loss to net cash provided by operating activities:
Shares issued for services	450,000	82,749
Depreciation and amortization	4,609	1,880
Amortization of debt discount	122,723	57,054
Changes in assets and liabilities
Accounts receivable	(117,324)	(128,001)
Inventory	2,955	106,385
Prepaid expenses	25,525	(16,732)
Customer deposit	(600)	-
Accounts payable and accrued liabilities	(68,071)	45,786
Interest payable - related party	(7,420)	-
Net cash used in operating activities	(722,432)	(275,631)

Cash Flows from Investing Activities:
Purchase of fixed assets	-	(892)
Net cash used in investing activities	-	(892)

Cash Flows from Financing Activities:
Advances	(2,823)	-
Lease liability	(2,068)	-
Proceeds from convertible notes payable	112,500	75,000
Repayments of convertible notes payable	(1,200)	(80,000)
Proceeds from notes payable	137,000	-
Repayments from notes payable - related party	(30,000)	65,000
Repayments on line of credit - related party	-	(4,791)
Proceeds from sale of common stock, net of offering costs	694,500	485,000
Net cash provided by financing activities	907,909	540,209

Net increase in cash	185,477	263,686

Cash, beginning of period	9,668	78,599

Cash, end of period	$195,145	$342,285

Supplemental disclosure of cash flow information
Cash paid for interest	$11,250	$7,700
Cash paid for taxes	$-	$-

SUPPLEMENTARY DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Recognition of right to use asset and liability	$64,978	$-
Reclassification of notes payable to convertible notes payable	$100,000	$-

See accompanying notes to consolidated financial statements.

TRUTANKLESS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2019

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

Nature of operations

The Company is involved in the manufacture, marketing and sales of a new high quality, whole-house, electric tankless water heater that is Wi-Fi enabled, more energy efficient, and more compact than conventional products."

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (GAAP) and applicable rules and regulations of the Securities and Exchange Commission (SEC) regarding interim financial reporting. Certain information and note disclosures normally included in the consolidated financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. As such, the information included in the consolidated financial statements for the three months ended March 31, 2019 should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s Form 10-K for the Company’s fiscal year ended December 31, 2018, as filed with the SEC.

The consolidated balance sheet as of December 31, 2018, included herein was derived from the audited financial statements as of that date, but does not include all disclosures including notes required by GAAP.

The accompanying unaudited consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the financial position, results of operations, and cash flows for the interim periods, but are not necessarily indicative of the results of operations to be anticipated for the year ending December 31, 2019.

The consolidated financial statements include the accounts of Trutankless, Inc. and its wholly owned subsidiaries. On May 16, 2010, the Company acquired 100% of the outstanding stock of Bollente, Inc. On the date of acquisition, Bollente, Inc. was 2.78% owned and controlled 100% by Robertson J. Orr, a majority shareholder and officer and director of Trutankless, Inc. and the acquisition was accounted for by means of a pooling of the entities from the date of inception of Trutankless, Inc. on March 7, 2008 because the entities were under common control. All significant inter-company transactions and balances have been eliminated

Use of estimates

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

Trademarks

Trademarks acquired are initially recognized at cost less accumulated impairment losses. Trademarks are shown on the consolidated balance sheet at  $11,914 as of March 31, 2018 and December 31, 2018, respectively.

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

Stock-based compensation

The Company follows ASC 718-10, "Stock Compensation", which addresses the accounting for transactions in which an entity exchanges its equity instruments for goods or services, with a primary focus on transactions in which an entity obtains employee services in share-based payment transactions. ASC 718-10 is a revision to SFAS No. 123, "Accounting for Stock-Based Compensation," and supersedes Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and its related implementation guidance. ASC 718-10 requires measurement of the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). Incremental compensation costs arising from subsequent modifications of awards after the grant date must be recognized.

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

Revenue recognition

We recognize revenue in accordance with generally accepted accounting principles as outlined in the Financial Accounting Standard Board’s (“FASB”) Accounting Standards Codification (“ASC”) 606, Revenue From Contracts with Customers, which requires that five basic criteria be met before revenue can be recognized: (i) identify the contract with the customer; (ii) identity the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price; and (v) recognize revenue when or as the entity satisfied a performance obligation.

Revenue recognition occurs at the time product is shipped to customers, when control transfers to customers, provided there are no material remaining performance obligations required of the Company or any matters of customer acceptance. We only record revenue when collectability is reasonably assured.

Fair value of financial instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of March 31, 2019. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash and accounts payable. Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

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

Recent Accounting Pronouncements

ASU 2016-02 - In February 2016, the FASB issued ASU No. 2016-02, "Leases", ("ASC 842") which amended the existing accounting standards for lease accounting, including requiring lessees to recognize most leases on their balance sheets and making targeted changes to lessor accounting. ASC 842 is effective for public companies during interim and annual reporting periods beginning after December 15, 2018, with early adoption permitted. In July 2018, the FASB issued ASU No. 2018-11, which permits entities to record the right-of-use asset and lease liability on the date of adoption, with no requirement to recast comparative periods.

We adopted ASC 842 effective January 1, 2019 using the optional transition method of recognizing a cumulative-effect adjustment to the opening balance of retained earnings on January 1, 2019. Therefore, comparative financial information was not adjusted and continues to be reported under the prior lease accounting guidance in ASC 840. We elected the transition relief package of practical expedients, and as a result, we did not assess 1) whether existing or expired contracts contain embedded leases, 2) lease classification for any existing or expired leases, and 3) whether lease origination costs qualified as initial direct costs. We elected the short-term lease practical expedient by establishing an accounting policy to exclude leases with a term of 12 months or less, as well as the land easement practical expedient for maintaining our current accounting policy for existing or expired land easements.

NOTE 2 - GOING CONCERN

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.

Management evaluated all relevant conditions and events that are reasonably known or reasonably knowable, in the aggregate, as of the date the consolidated financial statements are issued and determined that substantial doubt exists about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent on the Company’s ability to generate revenues and raise capital. The Company has not generated sufficient revenues from product sales to provide sufficient cash flows to enable the Company to finance its operations internally. As of March 31, 2019, the Company had $195,145 cash on hand. At March 31, 2019 the Company has an accumulated deficit of $28,667,581. For the three months ended March 31, 2019, the Company had a net loss of $1,134,829, and cash used in operations of $722,432. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

Over the next twelve months the Company intends to invest its working capital resources in sales and marketing in order to increase the distribution and demand for its products. If the Company fails to generate sufficient revenue and obtain additional capital to continue at its expected level of operations, the Company may be forced to scale back or discontinue its sales and marketing efforts. However, there is no guarantee the Company will generate sufficient revenues or raise capital to continue operations. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 3 - INVENTORY

Inventories consist of the following at:

	March 31, 2019	December 31, 2018
Finished goods	400,367	403,322
Total	$400,367	$403,322

NOTE 4 - NOTES PAYABLE TO RELATED PARTIES

The Company has two notes payable due to an officer and director of the Company. The notes have interest rate that range from 0%-5% and are due upon demand. During the three months ended March 31, 2019, the Company has made payments in the amount of $30,000 towards these notes. As of March 31, 2019, and December 31, 2018, the outstanding balance on the notes was $4,150 and $34,150, respectively.

On January 25, 2018, the Company issued a $100,000 12% secured promissory grid notes. The note is due on December 31, 2020. As of March 31, 2019, and December 31, 2018, there was $65,000 and $65,000 outstanding on the note, respectively.

Interest expense associated with the related party notes for the three months ended March 31, 2019 and 2018 was $1,965 and $2,334, respectively.

NOTE 5 - NOTES PAYABLE

Notes payable consist of the following at:

	March 31, 2019	December 31, 2018
Note payable, secured, 12% interest, due January 2020	$150,000	$150,000
Note payable, secured, 12% interest, due January 2020	100,000	100,000
Note payable, secured, 12% interest, due January 2020	50,000	50,000
Note payable, secured, 12% interest, due September 2020	--	50,000
Note payable, secured, 12% interest, due September 2019	100,000	--
Note payable, secured, 12% interest, due October 2019	12,500	--
Note payable, secured, 12% interest, due October 2019	12,500	--
Note payable, secured, 12% interest, due March 2020	12,500	--
Total Notes Payable	$437,000	$350,000

Less discounts	(71,094)	(22,050)

Total Notes Payable	365,906	320,536

Less current portion	(365,906)	(45,717)

Total Notes Payable - long term	$--	$282,233

On September 17, 2018, the Company issued a $50,000 10% promissory note. The note is due on September 18, 2020. As an incentive to enter into the agreement the noteholder was also granted 10,000 shares valued at $5,000. On February 9, 2019, the note was amended for the issuance of 50,000 shares of common stock valued at $25,000, the note holder agreed to a convert the note at a price of $0.50 per share. Additionally, the maturity date of the note was changed to February 8, 2020. As of March 31, 2019, the shares have not been issued and were included in stock payable. As of March 31, 2019, $11,493 of the debt discount has been amortized and the note was shown net of unamortized discount of $18,507.

On February 8, 2019, the Company issued a $50,000 10% promissory note. The note is due on February 8, 2020 and is convertible at a price of $0.50 per share. As an incentive to enter into the agreement the noteholder was also granted 60,000 shares valued at $30,000. As of March 31, 2019, the shares have not been issued and were included in stock payable. As of March 31, 2019, $4,192 of the debt discount has been amortized and the note was shown net of unamortized discount of $25,808.

On January 30, 2019, the Company issued a $100,000 12% promissory note. The note is due on September 30, 2019. As an incentive to enter into the agreement the noteholder was also granted 100,000 shares valued at $50,000. As of March 31, 2019, $12,346 of the debt discount was amortized. As of March 31, 2019, the note was shown net of unamortized discount of $37,654.

On February 11, 2019, the Company issued a $12,500 12% promissory note. The note is due on October 11, 2019. As an incentive to enter into the agreement the noteholder was also granted 25,000 shares valued at $12,500. As of March 31, 2019, $2,479 of the debt discount was amortized. As of March 31, 2019, the note was shown net of unamortized discount of $10,021.

On February 11, 2019, the Company issued a $12,500 12% promissory note. The note is due on October 11, 2019. As an incentive to enter into the agreement the noteholder was also granted 25,000 shares valued at $12,500. As of March 31, 2019, $2,479 of the debt discount was amortized. As of March 31, 2019, the note was shown net of unamortized discount of $10,021.

On March 1, 2019, the Company issued a $12,000 12% promissory note. The note is due on March 1, 2020. As of March 31, 2019, the note was shown net of unamortized discount of $0.

Interest expense including amortization of the associated debt discount for the three months ended March 31, 2019 and 2018 was $34,140 and $8,877, respectively.

NOTE 6 - CONVERTIBLE NOTES PAYABLE

Convertible notes payable, net of debt discount consist of the following:

	March 31, 2019	December 31, 2018
Convertible note payable, secured, 12% interest, due March 2019, convertible at $1 per share	$10,000	$10,000
Convertible note payable, secured, 12% interest, due May 2018, convertible at $1 per share	50,000	50,000
Convertible note payable, secured, 12% interest, due June 2018, convertible at $1 per share	50,000	50,000
Convertible note payable, secured, 12% interest, due August 2018, convertible at $1 per share	50,000	50,000
Convertible note payable, secured, 12% interest, due 120 days after delivery of payment notice from lender or August 2019, convertible at $0.25 per share	900,000	900,000
Convertible note payable, secured, 12% interest, due May 2020, convertible at $1 per share	100,000	100,000
Convertible note payable, secured, 12% interest, due May 2020, convertible at $1 per share	50,000	50,000
Convertible note payable from a shareholder, secured, 12% interest, due May 2020, convertible at $1 per share	5,000	5,000
Convertible note payable from a shareholder, secured, 12% interest, due Feb 2020, convertible at $1 per share	75,000	75,000
Convertible note payable from a shareholder, secured, 4% interest, due August 2019	75,000	--
Convertible note payable from a shareholder, secured, 12% interest, due June 2019, convertible at $0.50 per share	160,000	160,000
Convertible note payable, secured, 10% interest, due Sept 2020, convertible at $0.50 per share	50,000	--
Convertible note payable, secured, 10% interest, due Sept 2020, convertible at $0.50 per share	50,000	--
Note payable, secured, 12% interest, due May 2020	36,300	--

Less discounts	(288,132)	(239,900)

Total notes payable, net	$1,373,168	$1,210,100

Less current portion	(1,219,868)	(983,220)

Convertible notes payable, net - Long-term	$153,300	$226,880

During the year ended December 31, 2016, the Company issued $160,000 of principal amount of 12% secured convertible promissory notes and warrants to purchase our common stock. The notes were due between May and August 2018 and bear interest of percent (12%). The notes are secured by all of the Company’s assets. The outstanding principal amounts and accrued but unpaid interest of the notes are convertible at any time at the option of the holder into common stock at a conversion price of $1.00 per share. The notes the were issued with warrants to purchase up to 160,000 shares of the Company’s common stock which were valued at $119,616. As of March 31, 2019, $119,616 of the debt discount was amortized and the note was shown net of unamortized discount of $0. On March 31, 2019, the notes holders of $110,000 of the convertible notes agreed to convert the notes and accrued interest into 552,767 shares of common stock. As of the date of filing the shares have not been issued.

On December 14, 2018, the Company issued a $50,000 4% convertible note. The note is due on February 14, 2019, can be extended 30 days upon mutual agreement of the Company and noteholder, and is convertible at a rate of $0.50 per shares. On February 14, 2019, the noteholder agreed to extend the note August 15, 2019 As an incentive to enter into the agreement the noteholder was also granted 10,000 shares valued at $5,000. As of March 31, 2019, $5,000 of the debt discount was amortized. As of March 31, 2019, the note was shown net of unamortized discount of $0.

On February 19, 2019, the Company issued a $25,000 4% convertible note. The note is due on August 19, 2019, can be extended 30 days upon mutual agreement of the Company and noteholder, and is convertible at a rate of $0.50 per shares. As an incentive to enter into the agreement the noteholder was also granted 5,000 shares valued at $2,500. As of March 31, 2019, the shares have not been issued and were included in stock payable. As of March 31, 2019, $1,124 of the debt discount was amortized and the note was shown net of unamortized discount of $1,336.

On January 25, 2019, the Company issued a $100,000 8% promissory grid note. The note is due on July 25, 2019 and is convertible at a rate of $0.50 per shares. Additionally, the note holder will be granted two shares of common stock for every dollar funded. As of March 31, 2019, the note holder has advanced a total of $37,500 and the Company has made payments of $1,200. As of March 31, 2019, there was an outstanding balance on the note in the amount of $36,300.

Interest expense including amortization of the associated debt discount for the three months ended March 31, 2019 and 2018 was $148,113 and $100,020, respectively.

NOTE 7 - ROYALTY PAYMENTS

On October 18, 2017, the Company entered into royalty termination agreements whereas the Company converted all royalties interest into a total of 1,400,000 shares of common stock valued at $700,000. As of March 31, 2019, the Company has issued 1,200,000 shares of common stock and has recorded the balance of the common stock due to stock payable.

NOTE 8 - COMMITMENTS AND CONTINGENCIES

Office Lease

During 2018, the Company executed a lease agreement. The lease term is 39 months at a rate of $1,780 per month with rent commencing on January 1, 2019. The Company was required to pay a $1,781 security deposit. On January 1, 2019, the Company has recorded a $64,978 right to use asset and lease liability associated with this lease in accordance with ASC 842. The lease was recorded as at the present value of the minimum lease payments over the 51 month term with a borrowing rate of 12%. As of March 31, 2019, the right to own asset and lease liability were $60,917 and $62,910, respectively.

In January 2019, the Company executed a sublease agreement with Templar Asset Group, LLC, a related party. The lease term is one year at a rate of $3,200 per month for a period of one year with an option to continue a month to month basis thereafter. For this agreement, the Company elected to apply the short-term lease recognition exemption and as such, did not recognize assets or liabilities related to this lease.

Rent expense for quarter ended March 31, 2019 and 2018 was $13,392 and $20,400, respectively.

NOTE 9 - STOCK WARRANTS

During the quarter ended March 31, 2019, we issued 50,500 warrants in conjunction with units which included shares sold for cash to purchase 266,500 shares of the Company’s common stock at an exercise price of $1.00 per share associated with. The warrants are exercisable at any time until three (3) years after the closing date.

The following is a summary of stock warrants activity during the three months ended March 31, 2019.

	Number of Shares	Weighted Average Exercise Price
Balance, December 31, 2018	2,395,624	$1.00
Warrants granted and assumed	50,500	$1.00
Warrants expired	-	-
Warrants canceled	-	-
Warrants exercised	-	-
Balance, March 31, 2019	2,446,124	$1.00

As of March 31, 2019, there are warrants exercisable to purchase 2,446,124 shares of common stock in the Company.

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

During the quarter ended March 31, 2019, the Company issued 1,000,000 shares of common stock with a fair value of $500,000 for services. Additionally, the Company cancelled two consulting agreements entered into during the year ended December 31, 2018. As a result, the Company, received and cancelled 100,000 shares of common stock valued at $50,000. The Company valued the share at their fair market value which was considered the most readily determinable value.

During the quarter ended March 31, 2019, the Company issued 134,000 shares of common stock for $67,000 cash. Additionally, the Company received $627,500 for the sale of common stock which has not been issued and has been recorded as stock payable.

During the quarter ended March 31, 2019, the Company issued 150,000 shares of common stock valued at $75,000 as incentives for certain noteholders to enter into financing agreements.

During the quarter ended March 31, 2019, the Company was required to issue 190,000 shares of common stock valued at $95,000 for note extensions and as incentives for certain noteholders to enter into financing agreements. The shares were not issued as of March 31, 2019 and as such were recorded as stock payable

NOTE 11 - SUBSEQUENT EVENTS

Subsequent to quarter ended, the Company issued 2,535,000 shares of common stock for cash.

Subsequent to quarter ended, the Company issued 75,000 shares of common stock for services.

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

References in the following discussion and throughout this Quarterly Report to “we”, “our”, “us”, “TKLS”, “Trutankless”, “Bollente”, “the Company”, and similar terms refer to Trutankless, Inc. unless otherwise expressly stated or the context otherwise requires.

AVAILABLE INFORMATION

The Company’s stock symbol is TKLS, and is presently traded on the OTCQB maintained by OTC Markets Group, Inc.  We file annual, quarterly and other reports and other information with the SEC. You can read these SEC filings and reports over the Internet at the SEC's website at www.sec.gov or on our website at www.trutanklessinc.com. You can also obtain copies of the documents at prescribed rates by writing to the Public Reference Section of the SEC at 100 F Street, NE, Washington, DC 20549 on official business days between the hours of 10:00 am and 3:00 pm. Please call the SEC at (800) SEC-0330 for further information on the operations of the public reference facilities. We will provide a copy of our annual report to security holders, including audited financial statements, at no charge upon receipt of a written request to us at Trutankless, Inc., 15720 N. Greenway Hayden Loop, Suite 2, Scottsdale, Arizona 85260.

General

Trutankless Inc. was incorporated in the state of Nevada on March 7, 2008. On June 5, 2018, we changed our name from Bollente Companies Inc. to Trutankless Inc. The Company is headquartered in Scottsdale, Arizona and currently operates through its wholly-owned subsidiary, Bollente, Inc., a Nevada corporation incorporated on December 3, 2009.

Trutankless is involved in sales, marketing, research and development of a high quality, whole-house, smart electric tankless water heater that is more energy efficient than conventional products. Management anticipates the Company's trutankless water heater, with Wi-Fi capability and trutankless' proprietary apps offered in the iOS and Android store, will augment existing products in the home automation space.

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

Our trutankless® water heaters were officially launched in the first quarter of 2014 and is sold throughout the wholesale plumbing distribution channel. We began generating revenue in the first quarter of 2014. As of the fiscal year ended December 31, 2014, we generated $238,912 in revenue. As of the fiscal year ended December 31, 2015, we generated $265,504 in revenue. As of the fiscal year ended December 31, 2016, we generated $429,582 in revenue. As of the fiscal year ended December 31, 2017, we generated $695,857 in revenue. As of the fiscal year ended December 31, 2018, we generated $1,537,958 in revenue. As of the three months ended March 31, 2019, we generated $638,275 in revenue.

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

Our primary markets, Florida, Texas, Arizona, and the rest of the Sunbelt region are centers of growth in the U.S. construction industry with green building at an all-time high, and an unprecedented appliance replacement cycle. We intend to take advantage of these powerful macro economic trends.

Home.trutankless.com is available as a service to consumers of trutankless® water heaters. We have applications available for download from the Google Play and Apple iOS stores, which like the online control panels, allows monitoring and control of the tankless systems.

Industry Recognition and Awards

Trutankless® received the Best of IBS 2014 Award for Best Home Technology Product from the National Association of Home Builders (NAHB) at that year’s International Builders Show (IBS) in Las Vegas. The IBS is produced by NAHB and is the largest annual light construction show in the world featuring more than 1,100 exhibitors and attracting 75,000 attendees including high level decision makers from some of the largest homebuilders in the world as well as plumbing and HVAC professionals from top outfits in major markets.

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

RESULTS OF OPERATIONS

Results of Operations for the three months ended March 31, 2019 compared with the three months ended March 31, 2018.

Revenues

In the three months ended March 31, 2019, we generated $638,275 in revenues, as compared to $425,046 in revenues in the prior year. The increase in sales was attributable to sales of our trutankless® residential and light commercial products. Cost of goods sold was $468,363 in the three months ended March 31, 2019, as compared to $321,447 in the three months ended March 3, 2018. This increase in cost of goods sold was primarily attributable to an increase in sales.

To the knowledge of management, the Company is unaware of any trends or uncertainties in the sales or costs of our products and services for the periods discussed.

Gross Profit

Our gross profit increased $66,313, or approximately 64%, to $169,912 for the three months ended March 31, 2019 from $103,599 for the three months ended March 31, 2018. This increase in gross profit was primarily attributable to a decrease in the cost of products sold during the three months ended March 31 2019. The decrease in cost is related to increase efficiencies throughout our supply chain.

Expenses

Operating expenses totaled $1,120,523 during the three months ended March 31, 2019 as compared to $419,828 in the prior year. In the three-month period ended March 31, 2019, our expenses primarily consisted of General and Administrative of $396,224, Research and Development of $50,733 and Professional fees of $673,566.

General and administrative fees increased $121,190, or approximately 44% to $396,224 for the three months ended March 31, 2019 from $275,034 for the three months ended March 31, 2018. This increase was primarily due to a $367,251 increase in stock-based compensation during the quarter ended March 31, 2019.

Research and development increased $50,733, or approximately 100% to $50,733 for the three months ended March 31, 2019 from $0 for the three months ended March 31, 2018. This increase is attributed primarily to the integration of new materials into the production process.

Professional fees increased $528,772, or approximately 365% to $673,566 for the three months ended March 31, 2019 from $144,794 for the three months ended March 31, 2018. Professional fees increased due to an increase in consulting fees associated with business development.

Other Expenses

Interest expense increased $75,695 to $184,218 in the three months ended March 31, 2019 from $108,523 in the three months ended March 31, 2018. The increase was the result of an increase in convertible debt financing with associated debt discounts during the three months ended March 31, 2019.

Net Loss

In the three months ended March 31, 2019, we generated a net loss of $1,134,829, an increase of $710,077 from a net loss of $424,752 for the three months ended March 31, 2018. This increase was attributable to increases in stock-based compensation, non-cash interest expense associated with the amortization of debt discounts, and Research and development.

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

Liquidity and Capital Resources

At March 31, 2019, we had an accumulated deficit of $28,667,581. Primarily because of our history of operating losses and our recording of note payables, we have a working capital deficiency of $1,699,688 at March 31, 2019. Losses have been funded primarily through issuance of common stock and borrowings from our stockholders and third-party debt. As of March 31, 2019, we had $195,145 in cash, $331,584 in accounts receivable, $400,367 in inventory, and $201,586 in prepaid expenses. We used net cash in operating activities of $722,432 for the three months ended March 31, 2019.

Cash Flows from Operating, Investing and Financing Activities

The following table provides detailed information about our net cash flow for all financial statement periods presented in this Quarterly Report. To date, we have financed our operations through the issuance of stock and borrowings.

The following table sets forth a summary of our cash flows for the three months ended March 31, 2019 and 2018:

	Three months ended March 31,
	2019	2018
Net cash used in operating activities	$722,432	$275,631
Net cash used in investing activities	--	(892)
Net cash provided by financing activities	907,909	540,209
Net increase/(decrease) in Cash	185,477	263,686
Cash, beginning	9,668	78,599
Cash, ending	$195,145	$342,285

Operating activities - Net cash used in operating activities was $722,432 for the three months ended March 31, 2019, as compared to $275,631 used in operating activities for the same period in 2018. The increase in net cash used in operating activities was primarily due to a higher volume of units sold and increase in research and development and consulting contract cost.

Investing activities - Net cash used in investing activities for the three months ended March 31, 2019 was $0, as compared to $892 for the same period of 2018. The decrease of net cash used in investing activities was attributable to not purchasing equipment during the current period.

Financing activities - Net cash provided by financing activities for the three months ended March 31, 2019 was $907,909, as compared to $540,209 for the same period of 2018. The increase of net cash provided by financing activities was mainly attributable to increased equity and debt financing used to fund the Company’s growth.

Ongoing Funding Requirements

As of March 31, 2019, we continue to use traditional and/or debt financing to provide the capital we need to run the business. It is possible that we may need additional funding to enable us to fund our operating expenses and capital expenditures requirements.

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

Item 1A. Risk Factors

The risk factors listed in our 2018 Form 10-K, filed with the Securities Exchange Commission on April 10, 2019, are hereby incorporated by reference.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the quarter ended March 31, 2019, the Company issued 1,000,000 shares of common stock with a fair value of $500,000 for services. Additionally, the Company cancelled two consulting agreements entered into during the year ended December 31, 2018. As a result, the Company, received and cancelled 100,000 shares of common stock valued at $50,000.

During the quarter ended March 31, 2019, the Company issued 134,000 shares of common stock for $67,000 cash. Additionally, the Company received $627,500 for the sale of common stock which has not been issued and has been recorded as stock payable.

During the quarter ended March 31, 2019, the Company issued 150,000 shares of common stock valued at $75,000 as incentives for certain noteholders to enter into financing agreements.

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

Subsequent Issuances

Subsequent to quarter ended, the Company issued 2,535,000 shares of common stock for cash.

Subsequent to quarter ended, the Company issued 75,000 shares of common stock for services.

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

Issuer Purchases of Equity Securities

The Company did not repurchase any of its equity securities during the period ended March 31, 2019.

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

TRUTANKLESS, INC.

(Registrant)

By: /s/ Robertson J. Orr

Robertson J. Orr, President,

Principal Financial Officer and

Principal Executive Officer

Date: May 3, 2019