Form 10-Q
period 2019-06-30
Trutankless, Inc.
filed 2019-08-19
CIK 1429393

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

The number of shares of Common Stock, $0.001 par value, outstanding on August 14, 2019, was 40,684,540 shares.

TRUTANKLESS, INC.

QUARTERLY PERIOD ENDED JUNE 30, 2019

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

TRUTANKLESS INC.

CONSOLIDATED BALANCE SHEETS

	June 30, 2019 (Unaudited)	December 31, 2018
ASSETS
Current assets
Cash	$141,821	$9,668
Accounts receivable	189,729	214,260
Inventory	357,931	403,322
Prepaid expenses	130,457	227,111
Total current assets	819,938	854,361

Fixed assets, net of accumulated depreciation	633	1,227

Other Assets
Right to use asset	58,356	-
Security deposits	1,781	3,281
Trademarks	11,914	11,914
Software	-	22
Total other assets	72,051	15,217

Total assets	$892,622	$870,805

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued liabilities	1,195,479	1,171,562
Lease liability	13,870	-
Accrued interest payable - related party	14,651	10,166
Customer deposits	-	600
Advances	29,300	7,123
Notes payable- related party	69,150	99,150
Notes payable, net of debt discount	385,949	45,717
Convertible notes payable, net of debt discount	1,357,614	983,220
Total current liabilities	3,066,013	2,317,538

Lease liability - long-term	42,986	-
Convertible notes payable - long term, net of debt discount	-	226,880
Notes payable - long-term, net of debt discount	-	282,233
Total long-term liabilities	42,986	509,113

Total liabilities	3,108,999	2,826,651

Stockholders' deficit
Preferred stock, $0.001 par value, 10,000,000 shares authorized, 76,000 shares issued and outstanding as of June 30, 2019 and December 31, 2018, respectively	76	76
Common stock, $0.001 par value, 100,000,000 shares authorized, 38,987,202 and 34,739,902 shares issued and outstanding as of June 30, 2019 and December 31, 2018, respectively	38,987	34,740
Additional paid in capital	26,763,918	25,364,090
Subscriptions payable	896,217	178,000
Accumulated deficit	(29,915,575)	(27,532,752)
Total stockholders' deficit	(2,216,377)	(1,955,846)

Total liabilities and stockholders' equity	$892,622	$870,805

See accompanying notes to consolidated financial statements.

TRUTANKLESS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the three months ended		For the six months ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018

Revenue	$419,894	$354,339	$1,058,169	$779,385

Cost of goods sold	(464,779)	(411,985)	(933,142)	(733,432)

Gross profit (loss)	(44,885)	(57,646)	125,027	45,953

Operating expenses
General and administrative	421,472	372,339	817,696	647,373
Research and development	119,841	4,486	170,574	4,486
Professional fees	346,675	138,822	1,020,241	253,616
Total operating expenses	887,988	515,647	2,008,511	905,475

Loss from Operations	(932,873)	(573,293)	(1,883,484)	(859,522)

Other expenses
Interest expense	(188,307)	(148,185)	(372,525)	(256,708)
Loss on settlement of notes payable	-	-	126,814	-
Total other expenses	(188,307)	(148,185)	(499,399)	(256,708)

Net loss	$(1,121,180)	$(721,478)	$(2,382,823)	$(1,116,230)

Net loss per common share - basic	$(0.03)	$(0.03)	$(0.06)	$(0.04)

Weighted average number of common shares outstanding - basic	38,358,544	28,779,902	36,821,069	28,127,392

See accompanying notes to consolidated financial statements.

TRUTANKLESS INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

								Total
	Preferred Stock		Common Stock		Additional	Subscriptions	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Paid-in Capital	Payable	Deficit	Equity (Deficit)
		($)		($)	($)	($)	($)	($)
Balance, December 31, 2017	76,000	76	27,924,842	27,925	21,986,722	548,780	(23,997,135)	(1,433,632)
Stock issued for cash	-	-	141,560	141	70,639	414,220	-	485,000
Stock issued for cancelation of royalty agreement	-	-	550,000	550	274,450	(275,000)	-	-
Stock issued for services	-	-	163,500	164	81,587	-	-	81,751
Net loss							(394,752)	(394,752)
Balance, March 31, 2018	76,000	76	28,779,902	28,779	22,413,398	688,000	(24,391,887)	(1,261,634)

Stock issued for cash	-	-	1,110,000	1,110	453,890	(430,000)	-	25,000
Stock issued for services	-	-	150,000	150	74,850	-	-	75,000
Stock issued for debt discounts	-	-	271,000	271	135,229	-	-	135,500
Warrants issued with beneficial conversion feature	-	-	-	-	80,898	-	-	80,898
Net loss							(721,478)	(721,478)
Balance, June 30, 2018	76,000	76	30,310,902	30,310	23,158,265	258,000	(25,113,365)	(1,666,714)

Balance, December 31, 2018	76,000	76	34,739,902	34,740	25,364,090	178,000	(27,532,752)	(1,955,846)

Stock issued for cash	-	-	134,000	134	66,866	627,500	-	694,500
Stock issued for services	-	-	900,000	900	449,100	-	-	450,000
Stock issued for debt discounts extensions	-	-	150,000	150	74,850	95,000	-	170,000
Stock issued for settlement of notes payable (As restated - See Note 8)	-	-	-	-	-	276,384	-	276,384
Net loss	-	-	-	-	-	-	(1,261,643)	(1,261,643)
Balance, March 31, 2019 (As restated - See Note 8)	76,000	76	35,923,902	35,924	25,954,906	1,176,884	(28,794,395)	(1,626,605)

Stock issued for cash	-	-	2,867,000	2,867	753,883	(294,000)	-	462,750
Stock issued for services	-	-	196,300	196	55,129	-	-	55,325
Stock to be issued for settlement of notes payable	-	-	-	-	-	13,333	-	13,333
Net loss	-	-	-	-	-	-	(1,121,180)	(1,121,180)
Balance, June 30, 2019	76,000	76	38,987,202	38,987	26,763,918	896,217	(29,915,575)	(2,216,377)

See accompanying notes to consolidated financial statements.

TRUTANKLESS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the six months ended
	June 30, 2019	June 30, 2018
Cash Flows from Operating Activities
Net loss	$(2,382,823)	$(1,116,230)
Adjustments to reconcile net loss to net cash provided by operating activities:
Shares issued for services	505,325	82,749
Depreciation and amortization	616	2,880
Non cash operating lease expense	6,621	-
Loss on settlement of notes payable	126,813	-
Amortization of debt discount	253,313	154,583
Changes in assets and liabilities
Accounts receivable	24,531	(115,988)
Inventory	45,391	127,556
Prepaid expenses	96,654	(16,095)
Customer deposit	900	-
Accounts payable and accrued liabilities	74,076	142,029
Interest payable - related party	(5,269)	-
Net cash used in operating activities	(1,253,852)	(738,516)

Cash Flows from Investing Activities:
Purchase of fixed assets	-	(892)
Net cash used in investing activities	-	(892)

Cash Flows from Financing Activities:
Advances	22,177	-
Lease liability	(8,122)	-
Proceeds from convertible notes payable	112,500	75,000
Repayments of convertible notes payable	(4,800)	(80,000)
Proceeds from notes payable	137,000	225,000
Repayments from notes payable - related party	(30,000)	-
Repayments on line of credit - related party	-	(4,791)
Proceeds from sale of common stock, net of offering costs	1,157,250	510,000
Net cash provided by financing activities	1,386,005	725,209

Net increase in cash	132,153	(14,199)

Cash, beginning of period	9,668	78,599
Cash, end of period	$141,821	$64,400

Supplemental disclosure of cash flow information
Cash paid for interest	$11,250	$13,700
Cash paid for taxes	$-	$-

SUPPLEMENTARY DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Recognition of right to use asset and liability	$64,978	$-
Reclassification of notes payable to convertible notes payable	$100,000	$-
Settlement of notes payable and accrued interest for stock payable	$162,904	$-

See accompanying notes to consolidated financial statements.

TRUTANKLESS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2019

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

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (GAAP) and applicable rules and regulations of the Securities and Exchange Commission (SEC) regarding interim financial reporting. Certain information and note disclosures normally included in the consolidated financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. As such, the information included in the consolidated financial statements for the six months ended June 30, 2019 should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s Form 10-K for the Company’s fiscal year ended December 31, 2018, as filed with the SEC.

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

Certain prior year amounts have been reclassified for consistency with the current period presentation. These reclassifications had no effect on the reported results of operations

Use of estimates

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

Cash For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents. The carrying value of these investments approximates fair value.

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

Fair value of financial instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of June 30, 2019. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash and accounts payable. Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

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

Management evaluated all relevant conditions and events that are reasonably known or reasonably knowable, in the aggregate, as of the date the consolidated financial statements are issued and determined that substantial doubt exists about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent on the Company’s ability to generate revenues and raise capital. The Company has not generated sufficient revenues from product sales to provide sufficient cash flows to enable the Company to finance its operations internally. As of June 30, 2019, the Company had $141,821 cash on hand. At June 30, 2019 the Company has an accumulated deficit of $29,915,575. For the six months ended June 30, 2019, the Company had a net loss of $2,382,823, and cash used in operations of $1,253,852. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 3 - INVENTORY

Inventories consist of the following at:

	June 30, 2019	December 31, 2018
Finished goods	357,931	403,322
Total	$357,931	$403,322

NOTE 4 - NOTES PAYABLE TO RELATED PARTIES

The Company has two notes payable due to an officer and director of the Company.  The notes have interest rate that range from 0%-8% and are due upon demand. During the six months ended June 30, 2019, the Company has made payments in the amount of $30,000 towards these notes. As of June 30, 2019, and December 31, 2018, the outstanding balance on the notes was $4,150 and $34,150, respectively.

On January 25, 2018, the Company issued a $100,000 12% secured promissory grid notes. The note is due on December 31, 2020. As of June 30, 2019, and December 31, 2018, there was $65,000 and $65,000 outstanding on the note, respectively.

Interest expense associated with the related party notes for the six months ended June 3, 2019 and 2018 was $3,951 and $2,334, respectively.

NOTE 5 - NOTES PAYABLE

Notes payable consist of the following at:

	June 30, 2019	December 31, 2018
Note payable, secured, 12% interest, due January 2020	$150,000	$150,000
Note payable, secured, 12% interest, due January 2020	100,000	100,000
Note payable, secured, 12% interest, due January 2020	50,000	50,000
Note payable, secured, 12% interest, due September 2020	--	50,000
Note payable, secured, 12% interest, due September 2019	100,000	--
Note payable, secured, 12% interest, due October 2019	12,500	--
Note payable, secured, 12% interest, due March 2020	12,000	--
Total Notes Payable	$424,500	$350,000

Less discounts	(38,551)	(22,050)
Total Notes Payable	385,949	327,980
Less current portion	(385,949)	(45,717)

Total Notes Payable - long term	$--	$282,263

On February 8, 2019, the Company issued a $50,000 10% promissory note. The note is due on February 8, 2020 and is convertible at a price of $0.50 per share. As an incentive to enter into the agreement the noteholder was also granted 60,000 shares valued at $30,000. As of June 30, 2019, the shares have not been issued and were included in stock payable. As of June 30, 2019, $11,671 of the debt discount has been amortized and the note was shown net of unamortized discount of $18,329.

On January 30, 2019, the Company issued a $100,000 12% promissory note. The note is due on September 30, 2019. As an incentive to enter into the agreement the noteholder was also granted 100,000 shares valued at $50,000. As of June 30, 2019, $31,070 of the debt discount was amortized. As of June 30, 2019, the note was shown net of unamortized discount of $18,930.

On February 11, 2019, the Company issued a $12,500 12% promissory note. The note is due on October 11, 2019. As an incentive to enter into the agreement the noteholder was also granted 25,000 shares valued at $12,500. As of June 30, 2019, $7,180 of the debt discount was amortized. As of June 30, 2019, the note was shown net of unamortized discount of $5,320. On May 17, 2019, the Company agreed to settle the note along with $833 in accrued interest for 53,334 shared valued at $13,333. As of June 30, 2019, the shares were not issued and were included in stock payable.

On February 11, 2019, the Company issued a $12,500 12% promissory note. The note is due on October 11, 2019. As an incentive to enter into the agreement the noteholder was also granted 25,000 shares valued at $12,500. As of June 30, 2019, $7,180 of the debt discount was amortized. As of June 30, 2019, the note was shown net of unamortized discount of $5,320.

On March 1, 2019, the Company issued a $12,000 12% promissory note. The note is due on March 1, 2020. As of June 30, 2019, the note was shown net of unamortized discount of $0.

Interest expense including amortization of the associated debt discount for the six months ended June 30, 2019 and 2018 was $78,825 and $8,877, respectively.

NOTE 6 - CONVERTIBLE NOTES PAYABLE

Convertible notes payable, net of debt discount consist of the following:

	June 30, 2019	December 31, 2018
Convertible note payable, secured, 12% interest, due March 2019, convertible at $1 per share	$-	$10,000
Convertible note payable, secured, 12% interest, due May 2018, convertible at $1 per share	-	50,000
Convertible note payable, secured, 12% interest, due August 2019, convertible at $1 per share	50,000	50,000
Convertible note payable, secured, 12% interest, due August 2018, convertible at $1 per share	-	50,000
Convertible note payable, secured, 12% interest, due 120 days after delivery of payment notice from lender or August 2019, convertible at $0.25 per share	900,000	900,000
Convertible note payable, secured, 12% interest, due May 2020, convertible at $1 per share	100,000	100,000
Convertible note payable, secured, 12% interest, due May 2020, convertible at $1 per share	50,000	50,000
Convertible note payable from a shareholder, secured, 12% interest, due May 2020, convertible at $1 per share	5,000	5,000
Convertible note payable from a shareholder, secured, 12% interest, due Feb 2020, convertible at $1 per share	75,000	75,000
Convertible note payable from a shareholder, secured, 4% interest, due August 2019	75,000	--
Convertible note payable from a shareholder, secured, 12% interest, due January 2020, convertible at $0.50 per share	160,000	160,000
Convertible note payable, secured, 10% interest, due Sept 2020, convertible at $0.50 per share	50,000	--
Convertible note payable, secured, 10% interest, due Sept 2020, convertible at $0.50 per share	50,000	--
Note payable, secured, 12% interest, due May 2020	32,700	--

Less discounts	(190,086)	(239,900)
Total notes payable, net	$1,357,614	$1,210,100
Less current portion	(1,357,614)	(983,220)

Convertible notes payable, net - Long-term	$--	$226,880

On September 17, 2018, the Company issued a $50,000 10% promissory note. The note is due on September 18, 2020. As an incentive to enter into the agreement the noteholder was also granted 10,000 shares valued at $5,000. On February 9, 2019, the note was amended for the issuance of 50,000 shares of common stock valued at $25,000, the note holder agreed to a convert the note at a price of $0.50 per share. Additionally, the maturity date of the note was changed to February 8, 2020. As of June 30, 2019, the shares have not been issued and were included in stock payable. As of June 30, 2019, $11,493 of the debt discount has been amortized and the note was shown net of unamortized discount of $18,507.

During the year ended December 31, 2016, the Company issued $160,000 of principal amount of 12% secured convertible promissory notes and warrants to purchase our common stock. The notes were due between May and August 2018 and bear interest of percent (12%). The notes are secured by all of the Company’s assets. The outstanding principal amounts and accrued but unpaid interest of the notes are convertible at any time at the option of the holder into common stock at a conversion price of $1.00 per share. The notes were issued with warrants to purchase up to 160,000 shares of the Company’s common stock which were valued at $119,616. As of June 30, 2019, $119,616 of the debt discount was amortized and the note was shown net of unamortized discount of $0. During the six months ended June 30, 2019, the notes holders of $110,000 of the convertible notes agreed to convert the notes and accrued interest at a conversion price of $0.25 per share into 552,767 shares of common stock. As of June 30, 2019, the shares were not issued and were included in stock payable. The Company evaluated the adjustment of the conversion price under ASC 470, and recorded an additional loss on conversion of $126,813 Which was recognized as an expense equal to the fair value of all securities and other consideration transferred in the transaction in excess of fair value of securities issuable pursuant to the original conversion terms.

On December 14, 2018, the Company issued a $50,000 4% convertible note. The note is due on February 14, 2019 and is convertible at a rate of $0.50 per shares. As an incentive to enter into the agreement the noteholder was also granted 10,000 shares valued at $5,000. As of June 30, 2019, $5,000 of the debt discount was amortized. As of June 30, 2019, the note was shown net of unamortized discount of $0.

On February 19, 2019, the Company issued a $25,000 4% convertible note. The note is due on May 19, 2019 and is convertible at a rate of $0.50 per shares. As an incentive to enter into the agreement the noteholder was also granted 5,000 shares valued at $2,500. As of June 30, 2019, the shares have not been issued and were included in stock payable. As of June 30, 2019, $2,500 of the debt discount was amortized and the note was shown net of unamortized discount of $0.

On January 25, 2019, the Company issued a $100,000 8% promissory grid note. The note is due on July 25, 2019 and is convertible at a rate of $0.50 per shares. Additionally, the note holder is two shares of common stock for every dollar funded. As of June 30, 2019, the note holder has advanced a total of $37,500 and the Company has made payments of $14,800. As of June 30, 2019, there was an outstanding balance on the note in the amount of $32,700.

Interest expense including amortization of the associated debt discount for the six months ended June 30, 2019 and 2018 was $295,844 and $100,020, respectively.

NOTE 7 - ROYALTY PAYMENTS

The Company has agreed to allow accredited investors the ability to receive a royalty on products sold in an effort to fund its distribution and marketing advances internationally by purchasing units.  Each unit represents 0.625% royalty interest in the Gross Margin of product sold by Bollente International, Inc., costing $25,000 per unit.

On October 18, 2017, the Company entered into royalty termination agreements whereas the Company converted all royalties interest into a total of 1,400,000 shares of common stock valued at $700,000. As of June 30, 2019, the Company has issued 1,200,000 shares of common stock and has recorded the balance of the common stock due to stock payable.

NOTE 8 - RESTATEMENT

The Company has restated the financial statements for the three months ended March 31, 2019 to correct the accounting for the conversion of the convertible promissory notes.

As disclosed in Note 6, the notes holders of $110,000 of convertible notes originally convertible at $1.00 agreed to convert the notes and accrued interest of the notes at $0.25. The Company evaluated the adjustment of the conversion price under ASC 470, and recorded a loss on conversion of $126,813, which was recognized as an expense equal to the fair value of all securities and other consideration transferred in the transaction in excess of fair value of securities issuable pursuant to the original conversion terms.

The following tables summarize the corrections on each of the affected financial statement line items as of and for the three months ended March 31, 2019

	As Previously Reported	Adjustment	As Restated
As of March 31, 2019
Consolidated Balance Sheet

Accounts payable and accrued liabilities	$1,093,736	(39,570)	$1,054,166
Convertible notes payable, net of debt discount	$1,219,868	(110,000)	$1,109,868
Total Current Liabilities	$2,828,370	(110,000)	$2,718,370
Total Liabilities	$2,981,670	(110,000)	$2,871,670
Subscriptions payable	$900,500	276,384	$1,176,884
Accumulated deficit	$(28,667,581)	(126,814)	$(28,794,395)
Total Stockholders' Equity	$(1,776,175)	149,570	$(1,626,605)

For the three months ended March 31, 2019
Consolidated Statement of Operations:

Loss on conversion of notes payable	$-	(126,814)	$(126,814)
Other income (expense)	$(184,218)	(126,814)	$(311,032)
Net loss	$(1,134,829)	(126,814)	$(1,261,643)

NOTE 9 - COMMITMENTS AND CONTINGENCIES

Office Lease

During 2018, the Company executed a lease agreement. The lease term is 39 months at a rate of $1,780 per month with rent commencing on January 1, 2019. The Company was required to pay a $1,781 security deposit. On January 1, 2019, the Company has recorded a $64,978 right to use asset and lease liability associated with this lease in accordance with ASC 842. The lease was recorded as at the present value of the minimum lease payments over the 51- month term with a borrowing rate of 12%. As of June 30, 2019, the right to use asset and lease liability were $58,356 and $56,856, respectively.

In January 2019, the Company executed a sublease agreement with Templar Asset Group, LLC, a related party. The lease term is one year at a rate of $3,200 per month for a period of one year with an option to continue a month to month basis thereafter.

Rent expense for the year ended June 30, 2019 and 2018 was $56,481 and $20,400, respectively.

NOTE 10 - STOCK WARRANTS

During the six months ended June 30, 2019, we issued 82,500 warrants in conjunction with units which included shares sold for cash to purchase 426,500 shares of the Company’s common stock at an exercise price of $1.00 per share associated with. The warrants are exercisable at any time until three (3) years after the closing date.

The following is a summary of stock warrants activity during the three months ended June 30, 2019.

	Number of Shares	Weighted Average Exercise Price
Balance, December 31, 2018	2,395,624	$1.00
Warrants granted and assumed	82,500	$1.00
Warrants expired	--	--
Warrants canceled	--	--
Warrants exercised	--	--
Balance, June 30, 2019	2,478,124	$1.00

As of June 30, 2019, there are warrants exercisable to purchase 2,478,124 shares of common stock in the Company.

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

During the six months ended June 30, 2019, the Company issued 1,096,300 shares of common stock with a fair value of $505,325 for services. Additionally, the Company cancelled two consulting agreements entered into during the year ended December 31, 2018. As a result, the Company, received and cancelled 100,000 shares of common stock valued at $50,000. The Company valued the share at their fair market value which was considered the most readily determinable value.

During the six months ended June 30, 2019, the Company issued 3,001,000 shares of common stock for $823,750 cash. Additionally, the Company received $333,500 for the sale of common stock which has not been issued and has been recorded as stock payable.

During the six months ended June 30, 2019, the Company issued 150,000 shares of common stock valued at $75,000 as incentives for certain noteholders to enter into financing agreements.

NOTE 12 - SUBSEQUENT EVENTS

Subsequent to quarter end, the Company issued 1,104,000 shares of common stock for $473,500 cash that was received during the June 30, 2019 and recorded as stock payable.

Subsequent to quarter end, the Company issued 540,000 shares of common stock for services.

Subsequent to quarter end, the Company issued 53,338 shares of common stock for the conversion of debt.

On August 2, 2016, the Company entered into a Loan Agreement and Security Agreement with Built-Right Holdings, LLC, an Arizona limited liability company. On July 26, 2019, the noteholder agreed to extend the maturity date of the note to November 1, 2019.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This Quarterly Report on Form 10-Q contains forward-looking statements. Any statements contained herein that are not historical fact may deem to be forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The words “believes,” “anticipates,” “plans,” “expects,” “intends,” and similar expressions identify some of the forward-looking statements. Forward-looking statements are not guarantees of performance or future results and involve risks, uncertainties and assumptions. These statements include, among other things, statements regarding:

•our ability to diversify our operations;

•inability to raise additional financing for working capital;

•the fact that our accounting policies and methods are fundamental to how we report our financial condition and results of operations, and they may require our management to make estimates about matters that are inherently uncertain;

•our ability to attract key personnel;

•our ability to operate profitably;

•deterioration in general or regional economic conditions;

•adverse state or federal legislation or regulation that increases the costs of compliance, or adverse findings by a regulator with respect to existing operations;

•changes in U.S. GAAP or in the legal, regulatory and legislative environments in the markets in which we operate;

•the inability of management to effectively implement our strategies and business plan;

•inability to achieve future sales levels or other operating results;

•the unavailability of funds for capital expenditures;

•other risks and uncertainties detailed in this report;

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

Our trutankless® water heaters were officially launched in the first quarter of 2014 and is sold throughout the wholesale plumbing distribution channel. We began generating revenue in the first quarter of 2014. As of the fiscal year ended December 31, 2014, we generated $238,912 in revenue. As of the fiscal year ended December 31, 2015, we generated $265,504 in revenue. As of the fiscal year ended December 31, 2016, we generated $429,582 in revenue. As of the fiscal year ended December 31, 2017, we generated $695,857 in revenue. As of the fiscal year ended December 31, 2018, we generated $1,537,958 in revenue. As of the six months ended June 30, 2019, we generated $1,058,169 in revenue.

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

RESULTS OF OPERATIONS

Results of Operations for the three months ended June 30, 2019 compared with the three months ended June 30, 2018.

Revenues

In the three months ended June 30, 2019, we generated $419,894 in revenues, as compared to $354,339 in revenues in the prior year. The increase in sales was attributable to sales of our trutankless® residential and light commercial products. Cost of goods sold was $464,779 in the three months ended June 30, 2019, as compared to $411,985 in the three months ended June 30, 2018. This increase in cost of goods sold was primarily attributable to an increase in cost of inventory.

To the knowledge of management, the Company is unaware of any trends or uncertainties in the sales or costs of our products and services for the periods discussed.

Expenses

Operating expenses totaled $887,988 during the three months ended June 30, 2019 as compared to $515,647 in the prior year. In the three-month period ended June 30, 2019, our expenses primarily consisted of General and Administrative of $421,472, Research and Development of $119,841 and Professional fees of $346,675.

General and administrative fees increased $49,133, or approximately 13% to $421,472 for the three months ended June 30, 2019 from $372,339 for the three months ended June 30, 2018. This increase was primarily due to an increase in wages and marketing.

Research and development increased $115,355, or approximately 2571% to $119,841 for the three months ended June 30, 2019 from $4,486 for the three months ended June 30, 2018. This increase is attributed primarily to the integration of new materials into the production process.

Professional fees increased $207,853, or approximately 149% to $346,675 for the three months ended June 30, 2019 from $138,822 for the three months ended June 30, 2018. Professional fees increased due to an increase in consulting fees associated with business development.

Other Expenses

Other expenses increased $40,122 to $188,307 in the three months ended June 30, 2019 from $148,185 in the three months ended June 30, 2018. The increase was the result of an increase in notes payable with interest accruals.

Net Loss

In the three months ended June 30, 2019, we generated a net loss of $1,121,180, an increase of $399,702 from $721,478 for the three months ended June 30, 2018. This increase was attributable to increased consulting fees associated with business development and the Company spending more towards developing its technology.

Results of Operations for the six months ended June 30, 2019 compared with the six months ended June 30, 2018.

Revenues

In the six months ended June 30, 2019, we generated $1,058,169 in revenues, as compared to $779,385 in revenues in the prior year. Cost of goods sold was $933,142, as compared to $733,432 in the six months ended June 30, 2018. This increase in cost of goods sold was primarily attributable to an increase in cost of inventory.

To the knowledge of management, the Company is unaware of any trends or uncertainties in the sales or costs of our products and services for the periods discussed.

Gross Profit

Our gross profit increased $79,074, or approximately 172%, to $125,027 for the six months ended June 30, 2019 from $45,953 for the six months ended June 30, 2018. This increase in gross profit was primarily attributable to a higher volume of units sold.

Expenses

Operating expenses totaled $2,008,511 during the six months ended June 30, 2019 as compared to $905,475 in the prior year. In the six-month period ended June 30, 2019, our expenses primarily consisted of General and Administrative of $817,696, Research and Development of $170,574, and Professional fees of $1,020,241.

General and administrative fees increased $170,323, or approximately 26% to $817,696 for the six months ended June 30, 2019 from $647,373 for the six months ended June 30, 2018. This increase was primarily due to an increase in wages and marketing.

Research and development increased $166,088, or approximately 3702% to $170,574 for the six months ended June 30, 2019 from $4,486 for the six months ended June 30, 2018. This increase is attributed primarily to the Company spending more towards developing its technology.

Professional fees increased $766,625, or approximately 302% to $1,020,241 for the six months ended June 30, 2019 from $253,616 for the six months ended June 30, 2018. Professional fees increased due to an increase in consulting fees associated with business development.

Other Expenses

Other expenses increased $242,631 to $499,339 in the six months ended June 30, 2019 from $256,708 in the six months ended June 30, 2018. The increase was the result of an increase in notes payable with interest accruals and a loss on settlement of notes payable.

Net Loss

In the six months ended June 30, 2019, we generated a net loss of $2,382,823, an increase of $1,266,593 from $1,116,230 for the six months ended June 30, 2018. This increase was attributable to increased cost of goods sold and consulting fees associated with business development.

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

Liquidity and Capital Resources

At June 30, 2019, we had an accumulated deficit of $29,915,575. Primarily because of our history of operating losses and our recording of note payables, we have a working capital deficiency of $2,246,075 at June 30, 2019. Losses have been funded primarily through issuance of common stock and borrowings from our stockholders and third-party debt. As of June 30, 2019, we had $141,821 in cash, $189,729 in accounts receivable, $357,931 in inventory, and $130,457 in prepaid expenses. We used net cash in operating activities of $1,253,852 for the six months ended June 30, 2019.

Cash Flows from Operating, Investing and Financing Activities

The following table provides detailed information about our net cash flow for all financial statement periods presented in this Quarterly Report. To date, we have financed our operations through the issuance of stock and borrowings.

The following table sets forth a summary of our cash flows for the six months ended June 30, 2019 and 2018:

	Six months ended June 30,
	2019	2018
Net cash used in operating activities	$(1,253,852)	$(738,516)
Net cash used in investing activities	-	(892)
Net cash provided by financing activities	1,386,005	725,209
Net increase/(decrease) in Cash	132,154	(14,199)
Cash, beginning	9,668	78,599
Cash, ending	$141,821	$64,400

Operating activities - Net cash used in operating activities was $1,253,852 for the three months ended June 30, 2019, as compared to $738,516 used in operating activities for the same period in 2018. The increase in net cash used in operating activities was primarily due to a higher volume of units sold and increase in research and development and consulting contract cost.

Investing activities - Net cash used in investing activities for the three months ended June 30, 2019 was $0, as compared to $892 for the same period of 2018. The decrease of net cash used in investing activities was attributable to not purchasing equipment during the current period.

Financing activities - Net cash provided by financing activities for the three months ended June 30, 2019 was $1,386,005, as compared to $725,209 for the same period of 2018. The increase of net cash provided by financing activities was mainly attributable to more equity financing.

Ongoing Funding Requirements

As of June 30, 2019, we continue to use traditional and/or debt financing to provide the capital we need to run the business. It is possible that we may need additional funding to enable us to fund our operating expenses and capital expenditures requirements.

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

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures

As required by Rule 13a-15 under the Exchange Act, as of the end of the Company’s last fiscal quarter, the Company carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of the Company’s current management, including the Company’s Chief Executive Officer and Principal Financial Officer (Principal Financial and Accounting Officer), have concluded that the disclosure controls and procedures were not effective as of such date due to material weaknesses in internal control over financial reporting. Our management identified the following material weaknesses in our internal control over financial reporting, which are indicative of many small companies with limited personnel:

•inadequate internal controls relating to the authorization, recognition, capture, and review of transactions, facts, circumstances, and events that could have a material impact on the Company’s financial reporting process.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the six months ended June 30, 2019, the Company issued 1,096,300 shares of common stock with a fair value of $505,325 for services. Additionally, the Company cancelled two consulting agreements entered into during the year ended December 31, 2018. As a result, the Company, received and cancelled 100,000 shares of common stock valued at $50,000. The Company valued the share at their fair market value which was considered the most readily determinable value.

During the six months ended June 30, 2019, the Company issued 3,001,000 shares of common stock for $823,750 cash. Additionally, the Company received $333,500 for the sale of common stock which has not been issued and has been recorded as stock payable.

During the six months ended June 30, 2019, the Company issued 150,000 shares of common stock valued at $75,000 as incentives for certain noteholders to enter into financing agreements.

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

Subsequent Issuances

Subsequent to quarter end, the Company issued 1,104,000 shares of common stock for $473,500 cash that was received during the June 30, 2019 and recorded as stock payable.

Subsequent to quarter end, the Company issued 540,000 shares of common stock for services.

Subsequent to quarter end, the Company issued 53,338 shares of common stock for the conversion of debt.

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

Issuer Purchases of Equity Securities

The Company did not repurchase any of its equity securities during the period ended June 30, 2019.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information.

Subsequent to quarter end, Mr. Robertson Orr gave the Company notice of his resignation from his position as Chief Executive Officer of the Company, which resignation was accepted by the Company on August 14, 2019.

On August 14, 2019, the Company appointed Mr. Michael Stebbins to the position of Chief Executive Officer.

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

TRUTANKLESS, INC.

(Registrant)

By: /s/ Michael Stebbins

Michael Stebbins, President,

Principal Financial Officer and

Principal Executive Officer

Date: August 19, 2019