Form 10-Q
period 2019-09-30
Trutankless, Inc.
filed 2019-11-15
CIK 1429393

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

The number of shares of Common Stock, $0.001 par value, outstanding on November 8, 2019, was 44,174,307 shares.

TRUTANKLESS, INC.

QUARTERLY PERIOD ENDED SEPTEMBER 30, 2019

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

TRUTANKLESS INC.

CONSOLIDATED BALANCE SHEETS

	September 30, 2019	December 31, 2018
ASSETS	(unaudited)
Current assets
Cash	$6,972	$9,668
Accounts receivable	316,331	214,260
Inventory	230,009	403,322
Prepaid expenses	202,214	227,111
Total current assets	755,526	854,361

Fixed assets, net of accumulated depreciation	416	1,227

Other Assets
Right to use asset	54,295	-
Security deposits	1,781	3,281
Trademarks	11,914	11,914
Software	-	22
Total other assets	67,990	15,217

Total assets	$823,932	$870,805

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued liabilities	1,265,042	1,171,562
Lease liability	14,290	-
Accrued interest payable - related party	16,838	10,166
Customer deposits	-	600
Advances	27,800	7,123
Notes payable- related party	71,150	99,150
Notes payable, net of debt discount	388,568	45,717
Convertible notes payable, net of debt discount	1,425,465	983,220
Total current liabilities	3,209,153	2,317,538

Lease liability - long-term	41,036	-
Convertible notes payable - long term, net of debt discount	-	226,880
Notes payable - long-term, net of debt discount	-	282,233
Total long-term liabilities	41,036	509,113

Total liabilities	3,250,189	2,826,651

Commitment and contingencies (Note 8)	-	-

Stockholders' deficit
Preferred stock, $0.001 par value, 10,000,000 shares authorized, 76,000 shares issued and outstanding as of September 30, 2019 and December 31, 2018, respectively	76	76
Common stock, $0.001 par value, 100,000,000 shares authorized, 41,940,303 and 34,739,902 shares issued and outstanding as of September 30, 2019 and December 31, 2018, respectively	41,940	34,740
Additional paid in capital	27,629,932	25,364,090
Subscriptions payable	603,000	178,000
Accumulated deficit	(30,701,205)	(27,532,752)
Total stockholders' deficit	(2,426,257)	(1,955,846)

Total liabilities and stockholders' deficit	$823,932	$870,805

See accompanying notes to consolidated financial statements.

TRUTANKLESS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the three months ended September 30,		For the Nine months ended September 30,
	2019	2018	2019	2018

Revenue	$442,781	$351,413	$1,500,950	$1,130,798

Cost of goods sold	(364,352)	(304,381)	(1,297,494)	(1,037,813)

Gross profit	78,429	47,032	203,456	92,985

Operating expenses
General and administrative	284,370	366,933	1,102,066	1,014,306
Research and development	120,000	121,572	290,574	126,058
Professional fees	266,261	260,482	1,286,502	514,098
Total operating expenses	670,631	748,987	2,679,142	1,654,462

Other expenses
Interest expense	(193,428)	(188,872)	(565,953)	(445,580)
Loss on settlement of notes payable	-	-	(126,814)	-
Total other expenses	(193,428)	(188,872)	(692,767)	(445,580)

Provision for income taxes	-	-	-	-

Net loss	$(785,630)	$(890,827)	$(3,168,453)	$(2,007,057)

Net loss per common share - basic	$(0.02)	$(0.03)	$(0.08)	$(0.07)

Weighted average number of common shares outstanding - basic	39,960,400	31,338,076	38,090,901	30,008,817

See accompanying notes to consolidated financial statements.

TRUTANKLESS INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(UNAUDITED)

								Total
					Additional			Stockholders'
	Preferred Stock		Common Stock		Paid-in	Subscriptions	Accumulated	Equity
	Shares	Amount	Shares	Amount	Capital	Payable	Deficit	(Deficit)
		($)		($)	($)	($)	($)	($)
Balance, December 31, 2017	76,000	76	27,924,842	27,925	21,986,722	548,780	(23,997,135)	(1,433,632)
Stock issued for cash	-	-	141,560	141	70,639	414,220	-	485,000
Stock issued for cancelation of royalty agreement	-	-	550,000	550	274,450	(275,000)	-	-
Stock issued for services	-	-	163,500	164	81,587	-	-	81,751
Net loss							(394,752)	(394,752)
Balance, March 31, 2018	76,000	76	28,779,902	28,779	22,413,398	688,000	(24,391,887)	(1,261,634)

Stock issued for cash	-	-	1,110,000	1,110	453,890	(430,000)	-	25,000
Stock issued for services	-	-	150,000	150	74,850	-	-	75,000
Stock issued for debt discounts	-	-	271,000	271	135,229	-	-	135,500
Warrants issued with beneficial conversion feature	-	-	-	-	80,898	-	-	80,898
Net loss							(721,478)	(721,478)
Balance, June 30, 2018	76,000	76	30,310,902	30,310	23,158,265	258,000	(25,113,365)	(1,666,714)

Stock issued for cash	-	-	225,000	225	112,275	100,000	-	212,500
Stock issued for services	-	-	775,000	775	386,725	15,000	-	402,500
Stock issued for debt discounts	-	-	414,000	414	206,586	-	-	207,000
Warrants issued with beneficial conversion feature	-	-	-	-	95,764	-	-	95,764
Net loss			-	-	-	-	(890,827)	(890,827)
Balance, September 30, 2018	76,000	76	31,724,902	31,724	23,959,615	373,000	(26,004,192)	(1,639,777)

Balance, December 31, 2018	76,000	76	34,739,902	34,740	25,364,090	178,000	(27,532,752)	(1,955,846)
Stock issued for cash	-	-	134,000	134	66,866	627,500		694,500
Stock issued for services	-	-	900,000	900	449,100	-	-	450,000
Stock issued for debt discounts extensions	-	-	150,000	150	74,850	95,000	-	170,000
Stock issued for settlement of notes payable	-	-	-	-	-	276,384	-	276,384
Net loss	-	-	-	-	-	-	(1,261,643)	(1,261,643)
Balance, March 31, 2019	76,000	76	35,923,902	35,924	25,954,906	1,176,884	(28,794,395)	(1,626,605)

Stock issued for cash	-	-	2,867,000	2,867	753,883	(294,000)	-	462,750
Stock issued for services	-	-	196,300	196	55,129	-	-	55,325
Stock to be issued for settlement of notes payable	-	-	-	-	-	13,333	-	13,333
Net loss	-	-	-	-	-	-	(1,121,180)	(1,121,180)
Balance, June 30, 2019	76,000	76	38,987,202	38,987	26,763,918	896,217	(29,915,575)	(2,216,377)

Stock issued for cash	-	-	1,194,000	1,194	289,806	(3,500)	-	287,500
Stock issued for services	-	-	878,000	878	218,622	-	-	219,500
Stock issued for debt discounts extensions	-	-	275,000	275	68,475	-	-	68,750
Stock issued for settlement of notes payable	-	-	606,101	606	289,111	(289,717)	-	-
Net loss	-	-	-	-	-	-	(785,630)	(785,630)
Balance, September 30, 2019	76,000	76	41,940,303	41,940	27,629,932	603,000	(30,701,205)	(2,426,257)

See accompanying notes to consolidated financial statements.

TRUTANKLESS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the nine months ended September 30,
	2019	2018
Cash Flows from Operating Activities
Net loss	$(3,168,453)	$(2,007,057)
Adjustments to reconcile net loss to net cash provided by operating activities:
Shares issued for services	724,825	485,249
Depreciation and amortization	833	4,022
Non cash operating lease expense	10,683	-
Amortization of debt discount	393,733	282,807
Changes in assets and liabilities
Accounts receivable	(102,071)	(181,837)
Inventory	173,313	74,803
Prepaid expenses	24,897	112,407
Customer deposit	900	(1,781)
Accounts payable	103,234	199,198
Interest payable - related party	(3,082)	3,831
Net cash used in operating activities	(1,841,188)	(1,028,358)

Cash Flows from Investing Activities:
Purchase of fixed assets	-	(892)
Net cash used in investing activities	-	(892)

Cash Flows from Financing Activities:
Advances	20,677	-
Lease liability	(9,652)	-
Proceeds from convertible notes payable	151,217	77,823
Repayments of convertible notes payable	122,500	(80,000)
Proceeds from notes payable	137,000	275,000
Proceeds from notes payable - related party	5,000	-
Repayments from notes payable - related party	(33,000)	-
Repayments on line of credit - related party	-	(4,791)
Proceeds from sale of common stock, net of offering costs	1,444,750	722,500
Net cash provided by financing activities	1,838,492	990,532

Net decrease in cash	(2,696)	(38,718)

Cash, beginning of period	9,668	78,599
Cash, end of period	$6,972	$39,881

Supplemental disclosure of cash flow information
Cash paid for interest	$46,933	$30,450
Cash paid for taxes	$-	$-

SUPPLEMENTARY DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Recognition of right to use asset	$64,978	$-
Reclassification of notes payable to convertible notes payable	$100,000	$-
Convertibles notes and accrued interest settled with stock	$162,904	$-

See accompanying notes to consolidated financial statements.

TRUTANKLESS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019

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

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (GAAP) and applicable rules and regulations of the Securities and Exchange Commission (SEC) regarding interim financial reporting. Certain information and note disclosures normally included in the consolidated financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. As such, the information included in the consolidated financial statements for the nine months ended September 30, 2019 should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s Form 10-K for the Company’s fiscal year ended December 31, 2018, as filed with the SEC.

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

Fair value of financial instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of September 30, 2019. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash and accounts payable. Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

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

Management evaluated all relevant conditions and events that are reasonably known or reasonably knowable, in the aggregate, as of the date the consolidated financial statements are issued and determined that substantial doubt exists about the Company’s ability to continue as a going concern within one year from the date of this filing. The Company’s ability to continue as a going concern is dependent on the Company’s ability to generate revenues and raise capital. The Company has not generated sufficient revenues from product sales to provide sufficient cash flows to enable the Company to finance its operations internally. As of September 30, 2019, the Company had $6,972 cash on hand. At September 30, 2019 the Company has an accumulated deficit of $30,701,205. For the nine months ended September 30, 2019, the Company had a net loss of $3,168,453, and cash used in operations of $1,841,188. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 3 - INVENTORY

Inventories consist of the following at:

	September 30, 2019	December 31, 2018
Finished goods	230,009	403,322
Total	$230,009	$403,322

NOTE 4 - NOTES PAYABLE TO RELATED PARTIES

The Company has two notes payable due to an officer and director of the Company. The notes have interest rate that range from 0%-8% and are due upon demand. During the nine months ended September 30, 2019, the Company has made payments in the amount of $33,000 towards these notes. As of September 30, 2019, and December 31, 2018, the outstanding balance on the notes was $4,150 and $34,150, respectively.

On January 25, 2018, the Company issued a $100,000 12% secured promissory grid notes. The note is due on December 31, 2020. As of September 30, 2019, and December 31, 2018, there was $65,000 and $65,000 outstanding on the note, respectively.

Interest expense associated with the related party notes for the nine months ended September 30, 2019 and 2018 was $6,139 and $7,081, respectively.

NOTE 5 - NOTES PAYABLE

Notes payable consist of the following at:

	September 30, 2019	December 31, 2018
Note payable, secured, 12% interest, due July 2020	$150,000	$150,000
Note payable, secured, 12% interest, due July 2020	100,000	100,000
Note payable, secured, 12% interest, due January 2020	50,000	50,000
Note payable, secured, 12% interest, due September 2020	--	50,000
Note payable, secured, 12% interest, due July 2020	100,000	--
Note payable, secured, 12% interest, due October 2019	12,500	--
Note payable, secured, 12% interest, due March 2020	12,000	--
Total Notes Payable	$424,500	$350,000

Less discounts	(35,932)	(22,050)
Total Notes Payable	388,568	327,950
Less current portion	(388,568)	(45,717)

Total Notes Payable - long term	$--	$282,233

On September 2, 2016, the Company issued a $100,000 12% promissory note. The note was due on September 1, 2017. As an incentive to enter into the agreement the noteholder was also granted 25,000 shares valued at $25,000. On May 16, 2019, the maturity date of the note was extended to July 1, 2020 for the issuance of 50,000 shares of common stock valued at $12,500. As of September 30, 2019, $4,483 of the debt discount has been amortized and the note was shown net of unamortized discount of $8,017.

On February 2, 2018, the Company entered into an agreement with the note holder to split a certain note payable dated July 1, 2015 into two notes in the amount of $150,000 and $50,000, respectively. In addition to the splitting the notes the noteholder also agreed to the extend the due date of the new $50,000 note to July 1, 2018 and on June 4, 2018, for consideration of 15,000 shares the noteholder further agreed to extend the due date of the new $50,000 note to April 1, 2019. On November 15, 2018, both notes were further extended to January 1, 2020. On May 16, 2019, the maturity dates of both notes were extended to July 1, 2020 for the issuance of 105,000 shares of common stock valued at $26,250. As of September 30, 2019, $8,908 of the debt discount has been amortized and the note was shown net of unamortized discount of $17,342.

On January 30, 2019, the Company issued a $100,000 12% promissory note. The note is due on September 30, 2019. As an incentive to enter into the agreement the noteholder was also granted 100,000 shares valued at $50,000. On May 16, 2019, the maturity date of the note was extended to September 30, 2020 for the issuance of 55,000 shares of common stock valued at $13,750. As of September 30, 2019, $3,745 of the debt discount was amortized. As of September 30, 2019, the note was shown net of unamortized discount of $10,005.

On February 11, 2019, the Company issued a $12,500 12% promissory note. The note is due on October 11, 2019. As an incentive to enter into the agreement the noteholder was also granted 25,000 shares valued at $12,500. As of September 30, 2019, $7,180 of the debt discount was amortized. On May 17, 2019, the Company agreed to settle the note along with $833 in accrued interest for 53,334 shared valued at $13,333.

On February 11, 2019, the Company issued a $12,500 12% promissory note. The note is due on October 11, 2019. As an incentive to enter into the agreement the noteholder was also granted 25,000 shares valued at $12,500. As of September 30, 2019, $7,180 of the debt discount was amortized. As of September 30, 2019, the note was shown net of unamortized discount of $568.

On March 1, 2019, the Company issued a $12,000 12% promissory note. The note is due on March 1, 2020. As of September 30, 2019, the note was shown net of unamortized discount of $0.

Interest expense including amortization of the associated debt discount for the nine months ended September 30, 2019 and 2018 was $65,112 and $42,264, respectively.

NOTE 6 - CONVERTIBLE NOTES PAYABLE

Convertible notes payable, net of debt discount consist of the following:

	September 30, 2019	December 31, 2018
Convertible note payable, secured, 12% interest, due March 2019, convertible at $1 per share	$-	$10,000
Convertible note payable, secured, 12% interest, due May 2018, convertible at $1 per share	-	50,000
Convertible note payable, secured, 12% interest, due August 2019, convertible at $1 per share	50,000	50,000
Convertible note payable, secured, 12% interest, due August 2018, convertible at $1 per share	-	50,000
Convertible note payable, secured, 12% interest, due 120 days after delivery of payment notice from lender or November 2019, convertible at $0.25 per share	900,000	900,000
Convertible note payable, secured, 12% interest, due May 2020, convertible at $1 per share	100,000	100,000
Convertible note payable, secured, 12% interest, due May 2020, convertible at $1 per share	50,000	50,000
Convertible note payable from a shareholder, secured, 12% interest, due May 2020, convertible at $1 per share	5,000	5,000
Convertible note payable from a shareholder, secured, 12% interest, due Feb 2020, convertible at $1 per share	75,000	75,000
Convertible note payable from a shareholder, secured, 4% interest, due August 2019	75,000	--
Convertible note payable from a shareholder, secured, 12% interest, due January 2020, convertible at $0.50 per share	160,000	160,000
Convertible note payable, secured, 10% interest, due Sept 2020, convertible at $0.50 per share	50,000	--
Convertible note payable, secured, 10% interest, due Sept 2020, convertible at $0.50 per share	50,000	--
Note payable, secured, 12% interest, due May 2020	32,700	--

Less discounts	(121,035)	(239,900)
Total notes payable, net	$1,425,465	$1,210,100
Less current portion	(1,425,465)	(983,220)

Convertible notes payable, net - Long-term	$--	$226,880

On September 17, 2018, the Company issued a $50,000 10% promissory note. The note is due on September 18, 2020. As an incentive to enter into the agreement the noteholder was also granted 10,000 shares valued at $5,000. On February 9, 2019, the note was amended for the issuance of 50,000 shares of common stock valued at $25,000, the note holder agreed to a convert the note at a price of $0.50 per share. Additionally, the maturity date of the note was changed to February 8, 2020. As of September 30, 2019, the shares have not been issued and were included in stock payable. As of September 30, 2019, $22,279 of the debt discount has been amortized and the note was shown net of unamortized discount of $7,721.

During the year ended December 31, 2016, the Company issued $160,000 of principal amount of 12% secured convertible promissory notes and warrants to purchase our common stock. The notes were due between May and August 2018 and bear interest of percent (12%). The notes are secured by all of the Company’s assets. The outstanding principal amounts and accrued but unpaid interest of the notes is convertible at any time at the option of the holder into common stock at a conversion price of $1.00 per share. The notes were issued with warrants to purchase up to 160,000 shares of the Company’s common stock which were valued at $119,616. On May 16, 2019, the maturity date of the note was extended to January 11, 2020 for the issuance of 90,000 shares of common stock valued at $22,500.As of September 30, 2019, $138,315 of the debt discount was amortized and the note was shown net of unamortized discount of $3,861.

During the nine months ended September 30, 2019, the notes holders of $110,000 of the convertible notes agreed to convert the notes and accrued interest at a conversion price of $0.25 per share into 552,767 shares of common stock. The Company evaluated the adjustment of the conversion price under ASC 470, and recorded an additional loss on conversion of $126,813, which was recognized as an expense equal to the fair value of all securities and other consideration transferred in the transaction in excess of fair value of securities issuable pursuant to the original conversion terms.

On December 14, 2018, the Company issued a $50,000 4% convertible note. The note is due on February 14, 2019 and is convertible at a rate of $0.50 per shares. As an incentive to enter into the agreement the noteholder was also granted 10,000 shares valued at $5,000. As of September 30, 2019, $5,000 of the debt discount was amortized. As of September 30, 2019, the note was shown net of unamortized discount of $0.

On February 8, 2019, the Company issued a $50,000 10% promissory note. The note is due on September 8, 2020. As an incentive to enter into the agreement the noteholder was also granted 60,000 shares valued at $30,000. As of September 30, 2019, $19,233 of the debt discount has been amortized and the note was shown net of unamortized discount of $10,767.

On February 19, 2019, the Company issued a $25,000 4% convertible note. The note is due on August 19, 2019 and is convertible at a rate of $0.50 per shares. As an incentive to enter into the agreement the noteholder was also granted 5,000 shares valued at $2,500. As of September 30, 2019, the shares have not been issued and were included in stock payable. As of September 30, 2019, $2,500 of the debt discount was amortized and the note was shown net of unamortized discount of $0.

On January 25, 2019, the Company issued a $100,000 8% promissory grid note. The note is due on July 25, 2019 and is convertible at a rate of $0.50 per shares. Additionally, the note holder is two shares of common stock for every dollar funded. As of September 30, 2019, the note holder has advanced a total of $47,500 and the Company has made payments of $16,000. As of September 30, 2019, there was an outstanding balance on the note in the amount of $31,500.  As of September 30, 2019, $21,824 of the debt discount was amortized and the note was shown net of unamortized discount of $15,676.

Interest expense including amortization of the associated debt discount for the nine months ended September 30, 2019 and 2018 was $246,703 and $394,356, respectively.

NOTE 7 - ROYALTY PAYMENTS

The Company has agreed to allow accredited investors the ability to receive a royalty on products sold in an effort to fund its distribution and marketing advances internationally by purchasing units. Each unit represents 0.625% royalty interest in the Gross Margin of product sold by Bollente International, Inc., costing $25,000 per unit.

On October 18, 2017, the Company entered into royalty termination agreements whereas the Company converted all royalties interest into a total of 1,400,000 shares of common stock valued at $700,000. As of September 30, 2019, the Company has issued 1,200,000 shares of common stock and has recorded the balance of the common stock due to stock payable.

NOTE 8 - COMMITMENTS AND CONTINGENCIES

Office Lease

During 2018, the Company executed a lease agreement. The lease term is 39 months at a rate of $1,780 per month with rent commencing on January 1, 2019. The Company was required to pay a $1,781 security deposit. On January 1, 2019, the Company has recorded a $64,978 right to use asset and lease liability associated with this lease in accordance with ASC 842. The lease was recorded as at the present value of the minimum lease payments over the 51- month term with a borrowing rate of 12%. As of September 30, 2019, the right to use asset and lease liability were $54,295 and $55,326, respectively.

In January 2019, the Company executed a sublease agreement with Templar Asset Group, LLC, a related party. The lease term is one year at a rate of $3,200 per month for a period of one year with an option to continue a month to month basis thereafter.

Rent expense for the nine months ended September 30, 2019 and 2018 was $88,645 and $63,000, respectively.

NOTE 9 - STOCK WARRANTS

During the nine months ended September 30, 2019, we issued 82,500 warrants in conjunction with units which included shares sold for cash to purchase 426,500 shares of the Company’s common stock at an exercise price of $1.00 per share associated with. The warrants are exercisable at any time until three (3) years after the closing date.

The following is a summary of stock warrants activity during the three months ended September 30, 2019.

	Number of Shares	Weighted Average Exercise Price
Balance, December 31, 2018	2,395,624	$1.00
Warrants granted and assumed	82,500	$1.00
Warrants expired	--	--
Warrants canceled	--	--
Warrants exercised	--	--
Balance, September 30, 2019	2,478,124	$1.00

As of September 30, 2019, there are warrants exercisable to purchase 2,478,124 shares of common stock in the Company.

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

During the nine months ended September 30, 2019, the Company issued 1,974,300 shares of common stock with a fair value of $724,825 for services. Additionally, the Company cancelled two consulting agreements entered into during the year ended December 31, 2018. As a result, the Company received and cancelled 100,000 shares of common stock valued at $50,000. The Company valued the shares at their fair market value which was considered the most readily determinable value.

During the nine months ended September 30, 2019, the Company issued 4,195,000 shares of common stock for $1,111,250 cash. Additionally, the Company received $330,000 for the sale of common stock which has not been issued and has been recorded as stock payable.

During the nine months ended September 30, 2019, the Company issued 425,000 shares of common stock valued at $143,750 as incentives for certain noteholders to enter into financing agreements.

During the nine months ended September 30, 2019, the Company issued 606,101 shares of common stock valued at $289,717 to settle certain convertible notes payable and accrued interest (See note 6).

NOTE 11 - SUBSEQUENT EVENTS

Subsequent to quarter end, the Company issued 1,100,000 shares of common stock for $275,000, from amounts previously recognized as stock payable.

Subsequent to quarter end, the Company issued 280,000 shares of common stock for services valued at $70,000.

On November 5, 2019, we entered into a master convertible promissory note pursuant to which we could borrow up to $562,000, including an original issue discount of $56,200. The note is convertible at any date after the issuance date at the noteholder’s option into shares of our common stock at a variable conversion price, The Conversion price equals the lesser of (1) 70% multiplied by the lowest "Trading Price" during the previous 25 Trading Day period ending on the latest complete Trading Day prior to the date of this Note and (2) 70% multiplied by the lowest "Trading Price" for the Common Stock during the 25 Trading Day period ending on the latest complete Trading Day prior to the Conversion Date. The "Trading Price" as defined by the agreement is the lesser of: (a) the lowest trade price on the OTC Pink, OTCQB, or applicable trading market (the “OTC Market”) as reported by a reliable reporting service (“Reporting Service”) designated by the Holder and (b) the lowest closing bid price on the OTC Market as reported by a Reporting Service designated by the Holder.

On November 5, 2018 the Company borrowed $337,000, including a debt discount of $34,000. Interest under the convertible promissory note is 12% per annum, and the principal and all accrued but unpaid interest is due on May 5, 2020. The Lender also received 180,000 commitment shares at execution as an inducement for entering into the agreement..

On November 14, 2019, the noteholder of a certain $900,000 convertible promissory note dated August 2, 2016 agreed to further extend the maturity date of the note from November 1, 2019 to July 18, 2020 for 515,094 shares of common stock valued at $128,774.

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

Our trutankless® water heaters were officially launched in the first quarter of 2014 and is sold throughout the wholesale plumbing distribution channel. We began generating revenue in the first quarter of 2014. As of the fiscal year ended December 31, 2014, we generated $238,912 in revenue. As of the fiscal year ended December 31, 2015, we generated $265,504 in revenue. As of the fiscal year ended December 31, 2016, we generated $429,582 in revenue. As of the fiscal year ended December 31, 2017, we generated $695,857 in revenue. As of the fiscal year ended December 31, 2018, we generated $1,537,958 in revenue. As of the nine months ended September 30, 2019, we generated $1,500,950 in revenue.

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

RESULTS OF OPERATIONS

Results of Operations for the three months ended September 30, 2019 compared with the three months ended September 30, 2018.

Revenues

In the three months ended September 30, 2019, we generated $442,781 in revenues, as compared to $351,413 in revenues in the prior year. The increase in sales was attributable to sales of our trutankless® residential and light commercial products. Cost of goods sold was $364,352 in the three months ended September 30, 2019, as compared to $304,381 in the three months ended September 30, 2018. This increase in cost of goods sold was primarily attributable to an increase in cost of inventory.

To the knowledge of management, the Company is unaware of any trends or uncertainties in the sales or costs of our products and services for the periods discussed.

Expenses

Operating expenses totaled $670,631 during the three months ended September 30, 2019 as compared to $748,987 in the prior year. In the three-month period ended September 30, 2019, our expenses primarily consisted of General and Administrative of $284,370, Research and Development of $120,000 and Professional fees of $266,261.

General and administrative fees decreased $82,563, or approximately 22% to $284,370 for the three months ended September 30, 2019 from $366,933 for the three months ended September 30, 2018. This decrease was primarily due to a decrease in wages and marketing.

Research and development decreased $1,572, or approximately 1% to $120,000 for the three months ended September 30, 2019 from $121,572 for the three months ended September 30, 2018. This decrease is attributed primarily to the additional consulting fees associated with the Company’s research and development efforts during the previous three-month period.

Professional fees increased $5,779, or approximately 2% to $266,261 for the three months ended September 30, 2019 from $260,482 for the three months ended September 30, 2018. Professional fees increased due to an increase in consulting fees associated with business development.

Other Expenses

Interest expense increased $4,556 to $193,428 in the three months ended September 30, 2019 from $188,872 in the three months ended September 30, 2018. The increase was the result of an increase in notes payable with interest accruals.

Net Loss

In the three months ended September 30, 2019, we generated a net loss of $785,630, a decrease of $105,197 from $890,827 for the three months ended September 30, 2018. This decrease was attributable to the Company spending less towards developing its technology.

Results of Operations for the nine months ended September 30, 2019 compared with the nine months ended September 30, 2018.

Revenues

In the nine months ended September 30, 2019, we generated $1,500,950 in revenues, as compared to $1,130,798 in revenues in the prior year. Cost of goods sold was $1,297,494, as compared to $1,037,813 in the nine months ended September 30, 2018. This increase in cost of goods sold was primarily attributable to an increase in cost of inventory.

To the knowledge of management, the Company is unaware of any trends or uncertainties in the sales or costs of our products and services for the periods discussed.

Gross Profit

Our gross profit increased $110,471, or approximately 118%, to $203,456 for the nine months ended September 30, 2019 from $92,985 for the nine months ended September 30, 2018. This increase in gross profit was primarily attributable to a higher volume of units sold.

Expenses

Operating expenses totaled $2,679,142 during the nine months ended September 30, 2019 as compared to $1,654,462 in the prior year. In the nine-month period ended September 30, 2019, our expenses primarily consisted of General and Administrative of $1,102,066, Research and Development of $290,574, and Professional fees of $1,286,502.

General and administrative fees increased $87,760, or approximately 8% to $1,102,066 for the nine months ended September 30, 2019 from $1,014,306 for the nine months ended September 30, 2018.  This increase was primarily due to an increase in wages and marketing.

Research and development increased $164,516, or approximately 130% to $290,574 for the nine months ended September 30, 2019 from $126,058 for the nine months ended September 30, 2018.  This increase is attributed primarily to the Company spending more towards developing its technology.

Professional fees increased $772,404, or approximately 150% to $1,286,502 for the nine months ended September 30, 2019 from $514,098 for the nine months ended September 30, 2018.  Professional fees increased due to an increase in consulting fees associated with business development.

Other Expenses

Interest expense increased $120,373 to $565,953 in the nine months ended September 30, 2019 from $445,580 in the nine months ended September 30, 2018. The increase was the result of an increase in notes payable with interest accruals.

Net Loss

In the nine months ended September 30, 2019, we generated a net loss of $3,168,453, an increase of $1,161,396 from $2,007,057 for the nine months ended September 30, 2018. This increase was attributable to increased cost of goods sold and consulting fees associated with business development.

Going Concern

The financial statements included in this filing have been prepared in conformity with generally accepted accounting principles that contemplate the continuance of the Company as a going concern.  The Company may not have a sufficient amount of cash required to pay all the costs associated with operating and marketing of its products. Management intends to use borrowings and security sales to mitigate the effects of cash flow deficits; however, no assurance can be given that debt or equity financing, if and when required, will be available. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets and classification of liabilities that might be necessary should the Company be unable to continue existence. Management evaluated all relevant conditions and events that are reasonably known or reasonably knowable, in the aggregate, as of the date the consolidated financial statements are issued and determined that substantial doubt exists about the Company’s ability to continue as a going concern within one year from the date of this filing.

Liquidity and Capital Resources

At September 30, 2019, we had an accumulated deficit of $30,701,205. Primarily because of our history of operating losses and our recording of note payables, we have a working capital deficiency of $2,480,373 at September 30, 2019. Losses have been funded primarily through issuance of common stock and borrowings from our stockholders and third-party debt. As of September 30, 2019, we had $6,972 in cash, $316,331 in accounts receivable, $230,009 in inventory, and $202,214 in prepaid expenses. We used net cash in operating activities of $1,841,188 for the nine months ended September 30, 2019.

Cash Flows from Operating, Investing and Financing Activities

The following table provides detailed information about our net cash flow for all financial statement periods presented in this Quarterly Report. To date, we have financed our operations through the issuance of stock and borrowings.

The following table sets forth a summary of our cash flows for the three months ended September 30, 2019 and 2018:

	Three months ended September 30,
	2019	2018
Net cash used in operating activities	$(1,841,188)	$(1,028,358)
Net cash used in investing activities	-	(892)
Net cash provided by financing activities	1,838,492	990,532
Net increase/(decrease) in Cash	(2,696)	(38,718)
Cash, beginning	9,668	78,599
Cash, ending	$6,972	$39,881

Operating activities - Net cash used in operating activities was $1,841,188 for the three months ended September 30, 2019, as compared to $1,028,358 used in operating activities for the same period in 2018. The increase in net cash used in operating activities was primarily due to a higher volume of units sold and increase in research and development and consulting contract cost.

Investing activities - Net cash used in investing activities for the three months ended September 30, 2019 was $0, as compared to $892 for the same period of 2018. The decrease of net cash used in investing activities was attributable to not purchasing equipment during the current period.

Financing activities - Net cash provided by financing activities for the three months ended September 30, 2019 was $1,838,492, as compared to $990,532 for the same period of 2018. The increase of net cash provided by financing activities was mainly attributable to more equity financing.

Ongoing Funding Requirements

As of September 30, 2019, we continue to use traditional and/or debt financing to provide the capital we need to run the business. It is possible that we may need additional funding to enable us to fund our operating expenses and capital expenditures requirements.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the nine months ended September 30, 2019, the Company issued 1,974,300 shares of common stock with a fair value of $792,825 for services. Additionally, the Company cancelled two consulting agreements entered into during the year ended December 31, 2018. As a result, the Company, received and cancelled 100,000 shares of common stock valued at $50,000. The Company valued the shares at their fair market value which was considered the most readily determinable value.

During the nine months ended September 30, 2019, the Company issued 4,195,000 shares of common stock for $1,111,250 cash. Additionally, the Company received $330,000 for the sale of common stock which has not been issued and has been recorded as stock payable.

During the nine months ended September 30, 2019, the Company issued 425,000 shares of common stock valued at $143,750 as incentives for certain noteholders to enter into financing agreements.

During the nine months ended September 30, 2019, the Company issued 606,101 shares of common stock valued at $289,717 to settle certain convertible notes payable and accrued interest ( See note 6).

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

Subsequent Issuances

Subsequent to quarter end, the Company issued 1,075,000 shares of common stock for $275,000 cash that was received during the September 30, 2019 and recorded as stock payable.

Subsequent to quarter end, the Company issued 280,000 shares of common stock for services.

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

Issuer Purchases of Equity Securities

The Company did not repurchase any of its equity securities during the period ended September 30, 2019.

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

Date: November 14, 2019