Form 10-K
period 2019-12-31
Trutankless, Inc.
filed 2020-04-14
CIK 1429393

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes [  ]  No [X]

As of June 30, 2019, the aggregate market value of shares held by non-affiliates of the registrant (computed by reference to the price at which the common equity was last sold) was approximately $21,253,665.

The number of shares of Common Stock, $0.001 par value, outstanding on April 14, 2020 was 54,287,966 shares.

DOCUMENTS INCORPORATED BY REFERENCE: None.

TRUTANKLESS, INC.

FOR THE FISCAL YEAR ENDED

DECEMBER 31, 2019

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

PART I

ITEM 1. BUSINESS

Trutankless, Inc. was incorporated in the state of Nevada on March 7, 2008. The Company is headquartered in Scottsdale, Arizona and currently operates through its wholly-owned subsidiary, Bollente, Inc., a Nevada corporation incorporated on December 3, 2009.

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

There are other problems inherent with traditional tank water heaters:

•Due to the high temperatures and corrosive aspects of water, a typical water heater has a lifespan of 10.7 years.

•Unless replaced beforehand, more than two thirds of water heaters eventually corrode and leak or burst, often resulting in extensive and costly water and mold related damage.

•Due to the large size and other installation requirements often result in the units being installed in garages and utility rooms on the opposite side of the home from the bathroom fixtures. Because of this, an estimated 10,000 gallons of water per household goes down the drain while users wait on the water to get hot at the faucet.

•Traditional tank water heaters take up to 6 to 9 square feet of floor space, which can be especially valuable in multi-family or commercial applications.

•To reduce operating costs, many people adjust the temperature on their water heaters down. Unfortunately, lower temperatures increase the possibility of unhealthy, waterborne bacteria growth.

•To increase water heating capacity, many people will adjust the temperature of their water heaters up. In addition to using more energy, this practice can be dangerous by posing a greater risk of scalding.

•Tankless water heaters are becoming increasingly popular in America because they:

•Produce a continuous, unlimited supply of hot water

•Expend only the energy needed to heat the water used with no “standby” energy loss

•Can last more than twice as long as tank heaters

•Are small and require very little space.

•Are not conducive to bacterial growth

•Are considered very “green” by green conscious builders and consumers.

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

Trutankless was designed to replace inefficient tank water heating technology, which is second to HVAC in energy consumption for most homes. Combined with Wi-Fi capabilities, the system can not only save energy it has the ability to inform users and property owners of energy use, water use, and potential issues like leaks or other failures in the plumbing system. Management plans to roll out additional technologies in the future that can integrate with the Company's trutankless smart apps. Currently, the product has the ability to notify homeowners in the event of water flow while the system is set in away mode. Leak detection, leak damage mitigation, and hot water recirculation for instant hot water at the point of use are becoming major trends in the home automation space. Management believes new products can be introduced into its growing wholesale network to augment trutankless' momentum and harness growing trends to a fresh audience of plumbing and other home service professionals.

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

Manufacturers of tank heaters have a competitive advantage due largely to their product categories long established use, name recognition, established distribution and brand position in the marketplace. Many plumbers and other building industry professionals were opposed to changing brands or to tankless systems because many tankless water heaters have been poorly designed in the past. As a result, there is a perception among some contractors that these water heaters are more complicated and generally less dependable than traditional tank heaters. This perception is often passed along to consumers when making buying decisions or inquiring about switching to a tankless water heater. In recent years however, the industry has experienced a contraction in sales of products and services for new building projects. Consequently, higher ticket, higher margin products, such as tankless and solar water heating systems have become a primary growth driver for many plumbers and companies who had traditionally avoided emerging technologies.

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

Our trutankless® water heaters were officially launched in the first quarter of 2014 and is sold throughout the wholesale plumbing distribution channel. We began generating revenue in the first quarter of 2014. As of the fiscal year ended December 31, 2014, we generated $238,912 in revenue. As of the fiscal year ended December 31, 2015, we generated $265,504 in revenue. As of the fiscal year ended December 31, 2016, we generated $429,582 in revenue. As of the fiscal year ended December 31, 2017, we generated $695,857 in revenue. As of the fiscal year ended December 31, 2018, we generated $1,537,958 in revenue. As of the fiscal year ended December 31, 2019, we generated $1,908,708.

In July of 2014, we launched a customizable online control panel for our trutankless® line of smart electric water heaters. From the dashboard, residential and commercial users can obtain real-time status reports, adjust unit temperature settings, view up to three years of water usage data, and change notification settings from anywhere in the world, using a computer or web-enabled smart device at home.trutankless.com.

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

Approximately 76% of our sales in 2019, 81% of our sales in 2018, 90% of our sales in 2017, 96.1% of our sales in 2016, 98.3% of our sales in 2015 and 93.5% of our sales in 2014 were to wholesale plumbing equipment distributors for commercial and residential repair and replace applications. We rely on commissioned manufacturers’ representatives to market our product lines. Additionally, our products are sold to independent dealers throughout the United States.

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

Our plans are to actively pursue patent and trademark protection for all newly developed products, both domestically and abroad. We have novel and proprietary technologies related to our product line and the central focus of our patent counsel has been successfully building a defensible portfolio of patent claims which have been granted.

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

We have identified several agents who are well suited to provide consulting to high-growth technology and consumer products companies. We are currently seeking partnership with companies in the green and "clean-tech" sectors possessing technologies, products, or expertise that would help create additional revenues and assist the Company with our own development efforts and product line expansion in the wholesale and retail plubing channels.

Margin Expansion

Cost reduction measures, including outsourcing of key components and certain quality control testing protocols, are currently being undertaken on an expedited basis to rapidly reduce costs and improve manufacturing scalability. Such reductions are expected to take place in stages over the next three quarters and we believe may result in gross sales margins approaching 50% or more, which is far higher than other commodity-heavy technologies, and companies in the sector with mature technologies.

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

Additionally, the Federal Government mandated that standard electric water heaters over 55 gallons may not be sold (started in April 2015), effectively forcing the market to use alternative technologies like tankless water heaters. The “electrification” of the overall appliance market has also begun due to the rapid progression of energy generation technologies with more efficient and renewable energy sources seen as a growing and sustainable trend.

Investment Analysis

Trutankless has entered the market with a product that has enjoyed significant trends towards tankless water heating to displace gas tankless water heaters thus far. As a result of the market share growth of gas tankless, we believe TKLS is poised to produce exceptional results in the significant electric water heating market. Management has plans to significantly reduce the cost of goods sold and develop other innovations to supplement existing offerings which will be sold through the existing sales channels and reps which to help ensure sustainable growth over the next 3-5 years.

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

In April 2019, we announced that the Company had set a sales record in 2018 as revenue increased 120% over the prior year.

In May 2019, we announced that the Company had set sales record in first quarter of 2019. Growth was attributed to several factors, including strong demand for its trutankless line of smart water heaters amongst a growing number of the nation’s largest homebuilders, as well as the impact of improving velocity in channel sales.

In September 2019, we announced that the Company had set sales record in the first half of 2019 and attributed the continued growth to growing customer base and demand among distributors.

In September 2019, we announced the expansion into multi-family sector with product line for smart homes in the condo and apartment home market.

In February 2020, we announced that the Company entered into an amended and restated loan agreement with noteholder to repay and convert $1,212,006 balance under facility.

COVID-19 Pandemic

In December 2019, an outbreak of a novel strain of coronavirus originated in Wuhan, China (“COVID-19”) and has since spread worldwide, including to the Unites States (the “U.S.”), posing public health risks that have reached pandemic proportions (the “COVID-19 Pandemic”). The COVID-19 Pandemic poses a threat to the health and economic wellbeing of our employees, customers and vendors. The operation of all of our facilities is critically dependent on our employees who staff these locations. To ensure the wellbeing of our employees and their families, we have provided all of our employees with detailed health and safety literature on COVID-19, such as the Center for Disease Control (the “CDC”)’s industry-specific guidelines for working with the deceased who were and may have been infected with COVID-19. In addition, our procurement and safety teams have updated and developed new safety-oriented guidelines to support daily field operations and provided personal protection equipment to those employees whose positions necessitate them, and we have implemented work from home policies at our corporate office consistent with CDC guidance to reduce the risks of exposure to COVID-19 while still supporting the families that we serve.

Like most businesses world-wide, the COVID-19 Pandemic has impacted us financially; however, we cannot presently predict the scope and severity with which COVID-19 will impact our business, financial condition, results of operations and cash flows.

Target Markets

The United States market for residential tank water heaters in 2019 was more than 8.5 million units according to data released by the Air-Conditioning, Heating, and Refrigeration Institute (AHRI). Almost 50% of those shipments were electric water heaters, and the company has found in comparing those statistics with government data, that approximately 90% of tank water heaters shipped in 2019 were intended for “replacement” installations.

Trutankless is initially marketing its products to contractors, home builders, remodelers and distributors in the southern and western U.S. These areas of the country have been selected because of generally higher ground water temperatures, which improves the effects of the performance and capacity of all brands of tankless water heaters. This area of the country also traditionally has the largest share of population growth and new housing starts, accounting for almost two-thirds of all housing starts in 2019, according to recent data. Additionally, the southern U.S., and specifically the southeastern U.S., has the highest usage of electric water heaters.

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

Sales will continue to be pursued through the following channels:

1.Regional and national plumbing and electrical wholesalers (also called “distributors”);

2.Plumbers and electricians on a direct basis, in those areas where wholesalers have not yet been set up; and,

3.Builders on a direct basis, in those areas where wholesalers & mechanical contractors have not yet been set up.

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

There is substantial doubt about our ability to continue as a going concern. If we do not continue as a going concern, investors will lose their entire investment.

Our financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.   The bility of the Company to continue as a going concern is dependent upon our ability to raise additional capital from the sale of common stock and, ultimately, the achievement of significant operating revenues within one year of the date the financial statement are issued. If we are unable to continue as a going concern, stockholders will lose their investment.  We will be required to seek additional capital to fund future growth and expansion. No assurance can be given that such financing will be available or, if available, that it will be on commercially favorable terms. Moreover, favorable financing may be dilutive to investors.

The outbreak of the recent coronavirus, COVID-19, or an outbreak of another highly infectious or contagious disease, could adversely affect our business, financial condition, results of operations and cash flow, and limit our ability to obtain additional financing.

The spread of a highly infectious or contagious disease, such as COVID-19, could cause severe disruptions in the U.S. economy, which could in turn disrupt the business, activities, and operations of our customers, as well as our business and operations. The coronavirus outbreak has caused significant disruption in business activity and the financial markets both globally and in the United States. In March 2020, the Federal Reserve lowered the target range for the federal funds rate to a range from 0 to 0.25 percent, citing concerns about the impact of COVID-19 on markets and stress in the energy sector. Many states and localities have imposed limitations on commercial activity and public gatherings and events, as well as moratoria on evictions. Concern about the spread of COVID-19 has caused and is likely to continue to cause quarantines, business shutdowns, reduction in business activity and financial transactions, labor shortages, supply chain interruptions, increased unemployment and commercial property vacancy rates, reduced ability and incentives for some property owners to make mortgage payments, and overall economic and financial market instability, all of which may result a decrease in our business, sell our products and services and cause our customers to be unable to make scheduled loan payments. Therefore, to the extent that economic activity, business conditions and conditions in the financial markets in which we operate remain poor or deteriorate further, our sales, delinquencies, foreclosures and credit losses may materially increase. Such conditions are likely to exacerbate many of the risks described elsewhere in this “Risks Related to Our Business” section. Unfavorable economic conditions may also make it more difficult for us to close new sales and obtain additional financing. Furthermore, such conditions have and may continue to cause the collateral values associated our loans to decline. In addition, a prolonged period of very low interest rates could reduce our net income and have a material adverse impact on our cash flows and the market value of our investments.

If COVID-19, or another highly infectious or contagious disease is not successfully contained, we could experience a material adverse effect on our business, financial condition, results of operations and cash flow. Among the factors outside our control that are likely to affect the impact the COVID-19 pandemic will ultimately have on our business are:

•the pandemic’s course and severity;

•the direct and indirect results of the pandemic, such as recessionary economic trends, including with respect to employment, wages and benefits and commercial activity;

•political, legal and regulatory actions and policies in response to the pandemic, including the effects of restrictions on commerce or other public activities, moratoria and other suspensions of evictions or rent and related obligations;

•the timing, magnitude and effect of public spending, directly or through subsidies, its direct and indirect effects on commercial activity and incentives of employers and individuals to resume or increase employment, wages and benefits and commercial activity;

•the timing and availability of direct and indirect governmental support for various financial assets, including mortgage loans, and possible related distortions in market values and liquidity for such assets whose markets have or are assumed to have government support versus possibly similar assets that do not;

•potential longer-term effects of increased government spending on the interest rate environment and borrowing costs for non-governmental parties;

•the ability of our employees and our third-party vendors to work effectively during the course of the pandemic; and

•potential longer-term shifts toward telecommuting and telecommerce;

We are continuing to monitor the spread of COVID-19 and related risks, although the rapid development and fluidity of situation precludes any prediction as to its ultimate impact on us. However, if the spread continues, such impact could grow and our business, financial condition, results of operations and cash flows could be materially adversely affected..

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

We have two individuals performing the functions of all officers and directors. Mr. Stebbins, our president and CEO, and Mr. Orr, our secretary and treasurer, have developed our internal control procedures and are responsible for monitoring and ensuring compliance with those procedures. As a result, our internal controls may be inadequate or ineffective, which could cause our financial reporting to be unreliable and lead to misinformation being disseminated to the public. Investors relying upon this misinformation may make an uninformed investment decision.

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

Since our common stock is currently under $5.00 per share, it is considered a penny stock, as defined in Rule 3a51-1 under the Securities Exchange Act, it will be more difficult for investors to liquidate their investment even if and when a market develops for the common stock. If the trading price of the common stock stays below $5.00 per share, trading in the common stock is subject to the penny stock rules of the Securities Exchange Act specified in rules 15g-1 through 15g-10. Those rules require broker-dealers, before effecting transactions in any penny stock, to:

•Deliver to the customer, and obtain a written receipt for, a disclosure document;

•Disclose certain price information about the stock;

•Disclose the amount of compensation received by the broker-dealer or any associated person of the broker-dealer;

•Send monthly statements to customers with market and price information about the penny stock; and

•In some circumstances, approve the purchaser’s account under certain standards and deliver written statements to the customer with information specified in the rules.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We currently maintain an executive office 15720 N. Greenway Hayden Loop, Suite 2, Scottsdale Arizona 85260, which consists of approximately 1,924 square feet. Our monthly rent for this office is $4,200.

ITEM 3. LEGAL PROCEEDINGS

We are not a party to any material legal proceedings.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASE OF EQUITY SECURITIES

Market Information

Our common stock is traded in the OTCQB under the symbol “TKLS”. Our common stock has traded sporadically on the OTCQB, which limits our ability to locate accurate high and low bid prices for each quarter within the last two fiscal years. Therefore, the following table lists the available quotations for the high and low bid prices for the fiscal years ended December 31, 2019 and 2018.

The following table sets forth, the average high and low bid prices of our common stock as reported by Yahoo Finance. These quotations reflect inter-dealer prices, without retail mark-up, markdown or commission, and may not necessarily represent actual transactions.

Holders of Common Stock

As of March 31, 2020, there were approximately 380 stockholders of record of our common stock. This number does not include shares held by brokerage clearing houses, depositories or others in unregistered form.

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

We have never declared or paid any cash dividends. We currently do not intend to pay cash dividends in the foreseeable future on the shares of common stock. We intend to reinvest any earnings in the development and expansion of our business. Any cash dividends in the future to common stockholders will be payable when, as and if declared by our Board of Directors, based upon the Board’s assessment of:

•our financial condition;

•earnings;

•need for funds;

•capital requirements;

•prior claims of preferred stock to the extent issued and outstanding; and

•other factors, including any applicable laws.

Therefore, there can be no assurance that any dividends on the common stock will ever be paid.

Recent Sales of Unregistered Securities

During the year ended December 31, 2019, the Company issued 2,679,300 shares of common stock with a fair value of $1,399,852 for services based on the stock price on the date of issuance ranging from $0.33 to $0.84, of which $90,705 is included in stock payable. The Company valued the shares at their fair market value which was considered the most readily determinable value. Additionally, the Company cancelled two consulting agreements entered into during the year ended December 31, 2018. As a result, the Company received and cancelled 100,000 shares of common stock valued at $50,000.

During the year ended December 31, 2019, the Company issued 5,625,000 shares of common stock for $1,472,250 cash at sales prices ranging from $0.25 to $0.50. Additionally, the Company received $61,000 for the sale of common stock which has not been issued and has been recorded as stock payable.

During the year ended December 31, 2019, the Company issued 1,777,777 shares of common stock valued at $598,567 as incentives for certain noteholders to enter into financing agreements.

During the year ended December 31, 2019, the Company issued 606,101 shares of common stock valued at $289,717 to settle certain convertible notes payable and accrued interest.

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

Stock Warrants

During the year ended December 31, 2019, we issued 82,500 warrants in conjunction with units which included shares sold for cash to purchase 426,500 shares of the Company’s common stock at an exercise price of $1.00 per share. The warrants are exercisable at any time until three (3) years after the closing date.

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

Subsequent Sales & issuances of Unregistered Securities

On February 5, 2020, the Company agreed to settle a certain $900,000 note payable dated August 2, 2016 and $312,006 in accrued interest. As part of the settlement the Company issued 1,000,000, 5 year warrants exercisable at $0.50 per share, 4,000,000 shares of common stock in settlement of $400,000 of the principal balance of the note, and issued a new $500,000 11% promissory note. The Company also agreed to amend the warrants agreements for 2,631,094 previously granted warrants to the investor to include the same terms as the warrants granted under the settlement agreement.

The new note is due in two payments, $250,000 January 2, 2022 and $250,000 on January 2, 2023. Interest will accrue from the date of this Note on the unpaid and outstanding Principal balance to be paid as follows: (a) Fifty-Four Thousand Nine Hundred Ninety-Three and 37/100 Dollars ($54,993.37) on January 4, 2021; plus (b) three hundred thousand (300,000) shares of common Stock, by January 3, 2022, plus (c) six hundred thousand (600,000) shares of common stock on January 3, 2023.

As part of the agreement the Company also agreed to pay the accrued Interest in two (2) installments as follows: (a) $167,000 due upon execution of the settlement agreement, and (b) $145,006.13) due on January 4, 2021. In addition to the First Interest Payment, Borrower shall also pay to Lender the sum $33,000 as a fee to induce and otherwise compensate Lender for the immediate release of the loan security.

On January 3, 2020, the Company issued 200,000 shares of common stock for $50,000.

On January 30, 2020, the Company issued 64,166 shares of common stock for $32,083.

On April 1, 2020, the Company issued 500,000 shares of common stock for $100,000.

On January 3, 2020, the Company issued 100,000 shares for services with a fair value of $39,290, based on stock price on date of issuance.

On January 30, 2020, the Company issued 15,000 shares for services with a fair value of $4,643, based on stock price on date of issuance.

On February 19, 2020, the Company issued 3,600,000 shares for services with a fair value of $754,560, based on stock price on date of issuance.

On March 10, 2020, the Company issued 300,000 shares for services with a fair value of $74,400, based on stock price on date of issuance.

On March 2, 2020, the Company issued 50,000 shares of common stock in connection with extending certain notes payable.

On January 1, 2020, the Company entered into an agreement to consolidate three notes payable dated February 2, 2018 and May 16, 2019 into one $300,000, 12% note due June 1, 2021. As consideration the Company issued the note holder 175,000 shares of common stock.

On January 1, 2020, the Company entered into an agreement to consolidate two notes payable dated June 11, 2018 and September 6, 2016 into one $260,000, 12% note due June 1, 2021. As consideration the Company issued the note holder 175,000 shares of common stock.

On November 5, 2019, we entered into a $562,000, convertible note payable including an original issue discount of $56,200 convertible promissory note pursuant to which we borrowed of $337,000 during the year ended December 31, 2019. On February 7, 2020 we borrowed an additional $225,000, including a original issue discount of $25,000 and granted the noteholder an additional 476,493 shares of common stock.

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

Issuer Purchases of Equity Securities

The Company did not repurchase any of its equity securities during the fourth quarter ended December 31, 2019.

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

RESULTS OF OPERATIONS

Revenues

In the year ended December 31, 2019 we generated $1,908,708 in revenues, as compared to $1,537,958 in revenues in the prior year. The increase in sales was attributable to sales of our trutankless® residential and light commercial products. Cost of goods sold was $1,731,321, as compared to $1,703,608 in the prior year.

To the knowledge of management, the Company is unaware of any trends or uncertainties in the sales or costs of our products and services for the periods discussed.

Expenses

Operating expenses totaled $3,521,185 during the year ended December 31, 2019 as compared to $2,728,348 in the prior year. In the year ended December 31, 2019, our expenses primarily consisted of General and Administrative of $1,706,193, Research and Development of $417,158 and Professional fees of $1,397,834.

General and administrative fees increased $321,851, from the year ended December 31, 2018 to the year ended December 31, 2019. This increase was primarily due to an increase in wages and marketing.

Research and Development increased $201,089 from the year ended December 31, 2018 to the year ended December 31, 2019. Research and Development fees increased due to the integration of new materials into the production process during 2019.

Professional fees increased $269,897 from the year ended December 31, 2018 to the year ended December 31, 2019. Professional fees increased due to an increase in consulting fees associated with business development.

Other Expenses

Other expense increased $907,813 to $1,549,432 in the year ended December 31, 2019 from $641,619 for the year ended December 31, 2018. The increase was the result of an increase in debt and cost associated with the extension of existing debt.

Net Loss

In the year ended December 31, 2019, we generated a net loss of $4,893,230, an increase of $1,357,617 from $3,535,617 for the year ended December 31, 2018. This increase was attributable to increased consulting fees associated with business development and the Company spending more towards developing its technology.

Going Concern

The financial statements included in this filing have been prepared in conformity with generally accepted accounting principles that contemplate the continuance of the Company as a going concern.

Management evaluated all relevant conditions and events that are reasonably known or reasonably knowable, in the aggregate, as of the date the consolidated financial statements are issued and determined that substantial doubt exists about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent on the Company’s ability to generate revenues and raise capital. The Company has not generated sufficient revenues from product sales to provide sufficient cash flows to enable the Company to finance its operations internally. As of December 31, 2019, the Company had $4,342 cash on hand. At December 31, 2019 the Company has an accumulated deficit of $32,425,982. For the twelve months ended December 31, 2019, the Company had a net loss of $4,893,230, and cash used in operations of $2,218,326. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year from the date of filing.

Over the next twelve months management plans intends to invest its working capital resources in sales and marketing in order to increase the distribution and demand for its products. If the Company fails to generate sufficient revenue and obtain additional capital to continue at its expected level of operations, the Company may be forced to scale back or discontinue its sales and marketing efforts. However, there is no guarantee the Company will generate sufficient revenues or raise capital to continue operations. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Liquidity and Capital Resources

At December 31, 2019, we had an accumulated deficit of $32,425,982. Primarily because of our history of operating losses and our recording of note payables, we have a working capital deficiency of $3,145,747 at December 31, 2019. Losses have been funded primarily through issuance of common stock and borrowings from our stockholders and third-party debt. As of December 31, 2019, we had $4,342 in cash, $270,381 in accounts receivable, $106,958 in inventory, and $481,332 in prepaid expenses.

Debt Financing

Notes Payable

On September 2, 2016, the Company issued a $100,000 12% promissory note. The note was due on September 1, 2017. As an incentive to enter into the agreement the noteholder was also granted 25,000 shares valued at $25,000 which was recognized as a debt discount. On May 16, 2019, the maturity date of the note was extended to July 1, 2020 for the issuance of 50,000 shares of common stock valued at $21,000. As of December 31, 2019, $12,290 of the debt discount has been amortized and the note was shown net of unamortized discount of $5,443.

On February 2, 2018, the Company entered into an agreement with the note holder to split a certain note payable dated July 1, 2015 into two notes in the amount of $150,000 and $50,000, respectively. In addition to the splitting the notes the noteholder also agreed to the extend the due date of the new $50,000 note to July 1, 2018 and on June 4, 2018, for consideration of 15,000 shares the noteholder further agreed to extend the due date of the new $50,000 note to April 1, 2019. On November 15, 2018, both notes were further extended to January 1, 2020 for the issuance of 80,000 shares valued $40,800. On May 16, 2019, the maturity dates of both notes were extended to July 1, 2020 for the issuance of 50,000 shares of common stock valued at $21,000. The Company recorded the fair market value of all the shares issued for extensions to financing cost.

On January 30, 2019, the Company issued a $100,000 12% promissory note. The note is due on September 30, 2019. As an incentive to enter into the agreement the noteholder was also granted 100,000 shares valued at $45,000 which was recognized as a debt discount. On May 16, 2019, the maturity date of the note was extended to September 30, 2020 for the issuance of 55,000 shares of common stock valued at $23,100 The Company recorded the fair market value of all the shares issued for extensions to financing cost.

On February 11, 2019, the Company issued a $12,500 12% promissory note. The note is due on October 11, 2019. As an incentive to enter into the agreement the noteholder was also granted 25,000 shares valued at $12,500, which was recognized as a debt discount. On May 17, 2019, the Company agreed to settle the note along with $833 in accrued interest for 53,334 shares valued at $13,333.

On February 11, 2019, the Company issued a $12,500 12% promissory note. The note is due on October 11, 2019. As an incentive to enter into the agreement the noteholder was also granted 25,000 shares valued at $12,500, which was recognized as a debt discount. As of December 31, 2019, $12,250 of the debt discount was amortized. As of December 31, 2019, the note was shown net of unamortized discount of $250.

On March 1, 2019, the Company issued a $12,000 12% promissory note. The note is due on March 1, 2020.

Convertible Notes

On September 17, 2018, the Company issued a $50,000 10% promissory note. The note is due on September 18, 2020. As an incentive to enter into the agreement the noteholder was also granted 10,000 shares valued at $5,000. On February 9, 2019, the note was amended for the issuance of 50,000 shares of common stock valued at $30,000, the note holder agreed to a convert the note at a price of $0.50 per share. Additionally, the maturity date of the note was changed to February 8, 2020. As of December 31, 2019, the shares have not been issued and were included in stock payable. As of December 31, 2019, $21,513 of the debt discount has been amortized and the note was shown net of unamortized discount of $4,204.

During the year ended December 31, 2016, the Company issued $160,000 of principal amount of 12% secured convertible promissory notes and warrants to purchase common stock. The notes were due between May and August 2018 and bear interest of percent (12%). The notes are secured by all of the Company’s assets. The outstanding principal amounts and accrued but unpaid interest of the notes is convertible at any time at the option of the holder into common stock at a conversion price of $1.00 per share. The notes were issued with warrants to purchase up to 160,000 shares of the Company’s common stock which were valued at $119,616. On May 16, 2019, the maturity date of the note was extended to January 11, 2020 for the issuance of 90,000 shares of common stock valued at $45,900. As of December 31, 2019, $165,516 of the debt discount was amortized and the note was shown net of unamortized discount of $835.

During the year December 31, 2019, the notes holders of $110,000 of the convertible notes agreed to convert the notes and accrued interest at a conversion price of $0.25 per share into 552,767 shares of common stock. The Company evaluated the adjustment of the conversion price under ASC 470, and recorded an additional loss on conversion of $126,813, which was recognized as an expense equal to the fair value of all securities and other consideration transferred in the transaction in excess of fair value of securities issuable pursuant to the original conversion terms.

On December 14, 2018, the Company issued a $50,000 4% convertible note. The note is due on February 14, 2019 and is convertible at a rate of $0.50 per shares. As an incentive to enter into the agreement the noteholder was also granted 10,000 shares valued at $5,000. As of December 31, 2019, $5,000 of the debt discount was amortized.

On January 25, 2019, the Company issued a $100,000 8% promissory grid note. The note is due on July 25, 2019 and is convertible at a rate of $0.50 per shares. Additionally, the note holder is due two shares of common stock for every dollar funded. As of December 31, 2019, the note holder has advanced a total of $47,500 and the Company has made payments of $16,000. As of December 31, 2019, there was an outstanding balance on the note in the amount of $31,500. As of December 31, 2019, $31,250 of the debt discount was amortized and the note was shown net of unamortized discount of $6,250.

On February 8, 2019, the Company issued a $50,000 10% promissory note. The note is due on September 8, 2020. As an incentive to enter into the agreement the noteholder was also granted 60,000 shares valued at $30,000. As of December 31, 2019, $26,795 of the debt discount has been amortized and the note was shown net of unamortized discount of $3,205.

On February 19, 2019, the Company issued a $25,000 4% convertible note. The note is due on August 19, 2019 and is convertible at a rate of $0.50 per shares. As an incentive to enter into the agreement the noteholder was also granted 5,000 shares valued at $2,500. As of December 31, 2019, the shares have not been issued and were included in stock payable. As of December 31, 2019, $2,500 of the debt discount was amortized and the note was shown net of unamortized discount of $0.

On October 18, 2019, the Company issued a $23,000 10% convertible note. The note is due on October 17, 2021 and is convertible at a rate of $0.50 per shares. As an incentive to enter into the agreement the noteholder was also granted 46,000 shares valued at $15,175. As of December 31, 2019, $1,536 of the debt discount was amortized and the note was shown net of unamortized discount of $13,639.

On November 5, 2019, the Company entered into a $562,000 convertible note payable, including a original issue discount of $56,200  pursuant to which we borrowed $337,000, including a $37,000 original issue discount in the first tranche during the year ended December 31, 2019. Interest under the convertible promissory note is 12% per annum, and the principal and all accrued but unpaid interest is due 180 days from funding. The note is convertible at the lesser of (i) 70% multiplied by the lowest Trading Price during the previous twenty-five (25) trading day period ending on the latest complete Trading Day prior to the date of the note and 70% of the market price. As an incentive to enter into the agreement the noteholder was also granted 854,000 shares valued at $307,440. The Company analyzed the conversion feature and determined it was required to be bifurcated and recognized as a derivative liability.  The derivative at inception was valued at $392,061, based on the Black Scholes Merton pricing model.  As the fair value of the derivative and the shares issued at inception were in excess of the face amount of the note, the Company recorded a debt discount in the amount of $337,000 to be amortized utilizing the effective interest method of accretion over the term of the note. Further, the excess of $203,177 was recognized as a financing cost on the Statement of Operations. As of December 31, 2019, $104,265 of the debt discount has been amortized and the note was shown net of unamortized discount of $232,735.

On November 19, 2019, we entered into a $281,000 convertible note payable, including a original issue discount of $28,100 convertible promissory note pursuant to which we borrowed of $150,000, including a $18,500 discount during the year ended December 31, 2019. Interest under the convertible promissory note is 12% per annum, and the principal and all accrued but unpaid interest is due 180 days from funding. The note is convertible at the lesser of (i) 70% multiplied by the lowest Trading Price during the previous twenty-five (25) trading day period ending on the latest complete Trading Day prior to the date of the note and 70% of the market price. As an incentive to enter into the agreement the noteholder was also granted 427,000 shares valued at $175,070, the Company analyzed the conversion feature and determined it was required to be bifurcated and recognized as a derivative liability. The derivative at inception was valued at $192,226, based on the Black Scholes Merton pricing model.  As the fair value of the derivative and the shares issued at inception were in excess of the face amount of the note The Company recorded a debt discount in the amount of $168,500 to be amortized utilizing the effective interest method of accretion over the term of the note. Further, the excess of $104,041 was recognized as a financing cost on the Statement of Operations. As of December 31, 2019, $39,099 of the debt discount has been amortized and the note was shown net of unamortized discount of $129,401.

Cash Flows from Operating, Investing and Financing Activities

The following table provides detailed information about our net cash flow for all financial statement periods presented in this Annual Report. To date, we have financed our operations through the issuance of stock and borrowings.

The following table sets forth a summary of our cash flows for the years ended December 31, 2019 and 2018:

	Year ended December 31,
	2019	2018
Net cash used in operating activities	$(2,218,326)	$(1,585,714)
Net cash used in investing activities	-	(892)
Net cash provided by financing activities	2,213,000	1,517,675
Net increase/(decrease) in Cash	(5,326)	(68,931)
Cash, beginning	9,668	78,599
Cash, ending	$4,342	$9,668

Operating activities

Net cash used in operating activities was $2,218,326 for the year ended December 31, 2019, as compared to $1,585,714 used in operating activities for the same period in 2018. The increase in net cash used in operating activities was primarily due to higher volume of units sold and increase in research and development and consulting contract cost.

Investing activities

Net cash used in investing activities was $0 for the year ended December 31, 2019, as compared to $892 used in investing activities for the same period in 2018. The decrease in net cash used in investing activities was primarily due to not purchasing equipment during the current year.

Financing activities

Net cash provided by financing activities for the year ended December 31, 2019 was $2,218,326, as compared to $1,517,675 for the same period of 2018. The increase of net cash provided by financing activities was mainly attributable to more equity financing.

Ongoing Funding Requirements

As of December 31, 2019, we continue to use traditional and/or debt financing to provide the capital we need to run the business. It is possible that we may need additional funding to enable us to fund our operating expenses and capital expenditures requirements.

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

Critical Accounting Polices

In December 2001, the SEC requested that all registrants list their most “critical accounting polices” in the Management Discussion and Analysis. The SEC indicated that a “critical accounting policy” is one which is both important to the portrayal of a company’s financial condition and results, and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Our critical accounting policies are disclosed in Note 1 of our audited consolidated financial statements included in the Form 10-K filed with the SEC.

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

ITEM 9A (T) CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our Principal Executive Officer and Principal Financial Officer, Michael Stebbins, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Report. Based on his evaluation, Mr. Stebbins concluded that our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control Over Financial Reporting

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

Management has undertaken an assessment of the effectiveness of our internal control over financial reporting based on the framework and criteria established in the Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Based upon this evaluation, management concluded that our internal control over financial reporting was not effective as of December 31, 2019.

Our management identified the following material weaknesses in our internal control over financial reporting, which are indicative of many small companies with limited personnel:

•inadequate controls over maintenance of records

•deficiencies in the period-end reporting process and accounting policies;

•inadequate internal controls relating to the authorization, recognition, capture, and review of transactions, facts, circumstances, and events that could have a material impact on the Company’s financial reporting process

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

On April 2, 2020, we filed a certificate of designation of preferences, rights and limitations (the “Certificate of Designation”) of Series B Preferred Stock (the “Series B Preferred Stock”), with the Secretary of State of Nevada, designating 10,000 shares of preferred stock, par value $0.001 of the Company, as Series B Preferred Stock.

The Series B Preferred Stock does not pay a dividend, does not have any liquidation preference over other securities issued by the Company and are not convertible into shares of the Company’s common stock.

For so long as any shares of the Series B Preferred Stock remain issued and outstanding, the holders thereof, voting separately as a class, shall have voting power equal to 51% of the total vote (representing a super majority voting power) on all shareholder matters of the Company.

Upon or after the third anniversary of the initial issuance date, the Company shall have the right, at the Company’s option, to redeem all or a portion of the shares of Series B Preferred Stock, at a price per share equal to par value.

Additionally, the Company is prohibited from adopting any amendments to the Company’s Bylaws, Articles of Incorporation, as amended, as set forth in the Certificate of Designation, without the affirmative vote of all of the outstanding shares of Series B Preferred Stock. However, the Company may, by any means authorized by law and without any vote of the holders of shares of Series B Preferred Stock, make technical, corrective, administrative or similar changes to such Certificate of Designation that do not, individually or in the aggregate, adversely affect the rights or preferences of the holders of shares of Series B Preferred Stock. There was an error in the filing, (see Exhibit 3.1), where the cover page of the filing document incorrectly says Series B, but the Company will soon be filing an amendment to correct the filing with the State.

On April 2, 2020, we approved the issuance of 5,000 shares of the Series B Preferred Stock to the Company’s Chief Executive Officer and President, Michael Stebbins, and 5,000 shares of the Series B Preferred Stock to the Company’s Secretary and Treasurer, Robertson Orr. The shares were offered and sold pursuant to an exemption from the registration requirements under Section 4(a)(2) of the Securities Act of 1933, as amended.

This description of the Certificate of Designation is only a summary and is qualified in its entirety by reference to the full text of the form of the Certificate of Designation attached as Exhibit 3(i)(f) hereto.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The members of our board of directors serve for one year terms and are elected at the next annual meeting of stockholders, or until their successors have been elected. The officers serve at the pleasure of the board of directors.

Information as to our current directors and executive officers is as follows:

Name	Age	Title	Since
Robertson James Orr	45	Secretary, Treasurer & Director	May 12, 2010
Michael Stebbins	37	Chief Executive Officer, President and Director	June 23, 2016

Duties, Responsibilities and Experience

Robertson James Orr, has been our Treasurer, Secretary and a Director since May 12, 2010. Mr. Orr attended Arizona State University. In 1998, Mr. Orr assisted in the founding of bluemedia, Inc., a successful large format digital printing company based in Tempe, Arizona.  Mr. Orr led bluemedia to profitability 9 years ago while overseeing the company's sales department and business development, and since then the company has continued to grow by more than 28% annually. In 2005, Mr. Orr and his Partners in bluemedia started a non-traditional ad agency called Blind Society, which is responsible for the direct to consumer marketing efforts of companies like AT&T, K-Swiss, and Activision. In addition to his entrepreneurial successes, Mr. Orr has been involved with supporting numerous local charitable causes through his work with the Boys & Girls Clubs of Phoenix, St. Joseph the Worker, the MDA and the ADA. He is also on the Board of Directors for the Tempe Chamber of Commerce and is active in the Phoenix 40.

Michael Stebbins, has been our Chief Executive Officer since July 29, 2019, President since February 2, 2017 and a Director since June 23, 2016. Mr. Stebbins is also the president and a director of Bollente, Inc., a Nevada corporation and wholly owned subsidiary of the Company. In 2009, Mr. Stebbins assisted in the founding of Bollente, Inc. Mr. Stebbins helped lead the design team that created our trutankless water heater. He oversaw virtually every aspect of launching our trutankless line of water heaters. Working directly with engineering and development teams, he developed several innovations and was instrumental in working on Bollente Inc.’s intellectual property and patents consisting of 29 proprietary claims related to our products. Since substantially completing R/D efforts in 2013, Mr. Stebbins has worked with the rest of management to lead branding, marketing, and sales initiatives, which has resulted in substantial sales growth and business development opportunities. Mr. Stebbins’ experience in the water heater industry dates back to 2003. Prior to co-founding Bollente, Inc., Mr. Stebbins spent time consulting on several product development projects. Mr. Stebbins was named Top 35 Entrepreneurs under 35 by the Arizona Republic.

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

Code of Ethics

A code of ethics relates to written standards that are reasonably designed to deter wrongdoing and to promote:

1.Honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;

2.Full, fair, accurate, timely and understandable disclosure in reports and documents that are filed with, or submitted to, the Commission and in other public communications made by an issuer;

3.Compliance with applicable governmental laws, rules and regulations;

4.The prompt internal reporting of violations of the code to an appropriate person or persons identified in the code; and

5.Accountability for adherence to the code.

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

Involvement in Certain Legal Proceedings

To the best of our knowledge, none of our directors or executive officers has, during the past five years:

•been convicted in a criminal proceeding or been subject to a pending criminal proceeding (excluding traffic violations and other minor offences);

•had any bankruptcy petition filed by or against the business or property of the person, or of any partnership, corporation or business association of which he was a general partner or executive officer, either at the time of the bankruptcy filing or within two years prior to that time;

•been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction or federal or state authority, permanently or temporarily enjoining, barring, suspending or otherwise limiting, his involvement in any type of business, securities, futures, commodities, investment, banking, savings and loan, or insurance activities, or to be associated with persons engaged in any such activity;

•been found by a court of competent jurisdiction in a civil action or by the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

•been the subject of, or a party to, any federal or state judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated (not including any settlement of a civil proceeding among private litigants), relating to an alleged violation of any federal or state securities or commodities law or regulation, any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order, or any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

•been the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

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

Summary Compensation Table

The table below summarizes the total compensation paid to or earned by our current Executive Officers for the fiscal years ended December 31, 2019, 2018 and 2017.

SUMMARY COMPENSATION TABLE

Name and Principal Positions	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compen- sation ($)	Non-qualified Deferred Compensation Earnings ($)	All Other Compen- sation ($)	Total ($)
Robertson James Orr(1),	2019	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Former President, Former CEO,	2018	4,000	-0-	60,000(2)	-0-	-0-	-0-	-0-	64,000
Secretary, Treasurer & Director	2017	7,200	-0-	24,000(3)	-0-	-0-	-0-	-0-	31,200

Michael Stebbins(4),	2019	165,000	-0-	-0-	-0-	-0-	-0-	-0-	165,000
President & Director	2018	153,750	-0-	125,000(5)	-0-	-0-	-0-	-0-	278,750
	2017	128,154	-0-	30,000(6)	-0-	-0-	-0-	-0-	158,154

1.Mr. Orr was appointed President, CEO, Secretary, Treasurer, and Director of the Company on May 12, 2010. On February 2, 2017, Mr. Orr resigned as president and on July 29, 2019, Mr. Orr resigned as CEO.

2.Amount represents the fair market value of 120,000 shares of common stock issued for services as an employee.

3.Amount represents the fair market value of 120,000 shares of common stock issued for services as an employee.

4.Mr. Stebbins was appointed President of the Company on February 2, 2017 and CEO of the Company on July 29, 2019.

5.Amount represents the fair market value of 250,000 shares of common stock issued for services as an employee.

6.Amount represents the fair market value of 150,000 shares of common stock issued for services as an employee.

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

Option Grants in Last Fiscal Year

During the years ended December 31, 2019 and 2018, we did not grant any options to our officers and directors.

Employment Agreements

The Company has an employment agreement with the CEO/President to perform duties and responsibilities as may be assigned. The base salary is in the amount of $75,000 per annum plus an annual bonus of 120,000 shares of common stock commencing on March 31, 2019 and ending February 28, 2020 with an option renewal on (March 1) thereafter.

The Company has an employment agreement with the President to perform duties and responsibilities as may be assigned. The base salary is in the amount of $165,000 per annum plus a one-time bonus of 250,000 shares of common stock commencing on October 1, 2019 and ending September 30, 2020 with an option renewal on September 15, 2020.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information, to the best of our knowledge, about the beneficial ownership of our common stock on April 2, 2020 relating to the beneficial ownership of our common stock by those persons known to beneficially own more than 5% of our capital stock and by our directors and executive officers.  The percentage of beneficial ownership for the following table is based on 54,587,966 shares of common stock outstanding.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and does not necessarily indicate beneficial ownership for any other purpose. Under these rules, beneficial ownership includes those shares of common stock over which the stockholder has sole or shared voting or investment power. It also includes shares of common stock that the stockholder has a right to acquire within 60 days after April 2, 2020 pursuant to options, warrants, conversion privileges or other right. The percentage ownership of the outstanding common stock, however, is based on the assumption, expressly required by the rules of the Securities and Exchange Commission, that only the person or entity whose ownership is being reported has converted options or warrants into shares of our common stock.

Security Ownership of Management, Directors and Certain Beneficial Owners

Title of Class	Name of Beneficial Owner(1)	Number Of Shares	Percent Beneficially Owned
Common	Robertson James Orr - CEO and Director(2)	1,136,327	2.0%
Common	Michael Stebbins - President and Director(2)(3)	1,714,309(3)	3.1%
Common	Built Right Holdings, LLC(4)	9,430,000	17.2%
	All Directors, Officers and Principal Stockholders as a Group	12,280,636	22.4%

1.As used in this table, “beneficial ownership” means the sole or shared power to vote, or to direct the voting of, a security, or the sole or shared investment power with respect to Common Stock (i.e., the power to dispose of, or to direct the disposition of, a security).

2.The address of each Officer and Director is c/o Trutankless, Inc., 15720 N. Greenway Hayden Loop, Suite 2, Scottsdale, AZ 85260.

3.Of the total shares of Common Stock owned or controlled by Mr. Stebbins, 350,000 shares are held by White Isle Holdings, Inc. and 15,000 shares are held by Core Financial Companies LLC.

4.These shares are owned directly by Built Right Holdings, LLC, an Arizona limited liability company, and Rodney Cullum may be deemed to have an indirect interest in these securities as the manager of Built Right Holdings, LLC.

Changes in Control

There are no arrangements, known to the Company, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change in control of the Company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Related Persons

As of December 31, 2019, and 2018, the Company had two notes payable due to an officer and director of the Company in amount of $69,150 and $99,150, respectively. The notes have interest rate that range from 0%-8% and are due on demand.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

(1) AUDIT FEES

Audit and Non-Audit Fees

The following table sets forth fees billed to us by AMC Auditing, our independent auditors, for the years ended 2019 and 2018 for (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements, (ii) services rendered that are reasonably related to the performance of the audit or review of our financial statements that are not reported as Audit Fees, and (iii) services rendered in connection with tax preparation, compliance, advice and assistance.

Fee Category	Fiscal 2019 Fees	Fiscal 2018 Fees

Audit Fees	$30,474	$35,317
Audit Related Fes	-	-
Tax Fees	-	-
All Other Fees	-	-

Total Fees	$30,474	$35,317

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

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

We have filed the following documents as part of this Annual Report on Form 10-K:

1.The financial statements listed in the "Index to Consolidated Financial Statements" on page 38 are filed as part of this report.

2.Financial statement schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

3.Exhibits included or incorporated herein: See index to Exhibits.

Exhibit Index

Exhibit Number	Exhibit Description
2.1	Acquisition Agreement and Plan of Merger - dated March 3, 2011(3)
2.2	Addendum No. 1 to Acquisition Agreement and Plan of Merger - Dated April 27, 2011(4)
2.3	Agreement and Plan of Merger between Bollente Companies, Inc. and Bollente Name Change Subsidiary, Inc. - Dated June 4, 2018(5)
3(i)(a)	Articles of Incorporation of Bollente Companies, Inc. (Formerly Alcantara Brands Corporation)(1)
3(i)(b)	Certificate of Amendment - Name Change - Dated March 2, 2011(2)
3(i)(c)	Certificate of Change - 50:1 Reverse Split - Dated September 23, 2010(2)
3(i)(d)	Articles of Incorporation of Bollente Name Change Subsidiary, Inc. - Dated June 4, 2018(5)
3(i)(e)	Articles of Merger between Bollente Companies, Inc. and Bollente Name Change Subsidiary, Inc. - Dated June 4, 2018(5)
3(i)(f)	Certificate of Designation of Series B Preferred Stock - Dated April 2, 2020*
3(ii)(a)	Bylaws of Trutankless, Inc. (1)
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act*
32.1	Certification pursuant to 18 U.S.C. Section 350*
101.INS	XBRL Instance
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation
101.DEF	XBRL Taxonomy Extension Definition
101.LAB	XBRL Taxonomy Extension Label
101.PRE	XBRL Taxonomy Extension Presentation

1.Incorporated by reference from the Company’s Registration Statement on Form SB-2 filed on March 19, 2008.

2.Incorporated by reference from the Company’s Quarterly Report on Form 10-Q filed on November 24, 2010.

3.Incorporated by reference from the Company’s Current Report on Form 8-K filed on March 10, 2011.

4.Incorporated by reference from the Company’s Current Report on Form 8-K filed on May 6, 2011.

5.Incorporated by reference from the Company’s Current Report on Form 8-K filed on June 6, 2018

*Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRUTANKLESS INC.

By: /s/ Michael Stebbins

Michael Stebbins, Chief Executive Officer

Date: April 14, 2020

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michael Stebbins Michael Stebbins	Chief Executive Officer (Principal Executive Officer), Director and Principal Financial Officer	April 14, 2020

/s/ Robertson J. Orr Robertson James Orr	Director	April 14, 2020

TRUTANKLESS, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud . The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Las Vegas, Nevada

April 5, 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Trutankless, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Trutankless, Inc. (the “Company”) as of December 31, 2019 and the related statements of operations, stockholders’ (deficit), and cash flows for the year ended December 31, 2019, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019, and the result of its operations and its cash flow for the year ended December 31, 2019 in conformity with accounting principles generally accepted in the United States of America.

Going Concern Matter

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has not generated sufficient revenues to provide sufficient cash flow as of December 31, 2019, which raises substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Prager Metis CPAs, LLC

We have served as the Company’s auditor since 2019 Las Vegas, NV

April 14, 2020

TRUTANKLESS INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 2019	December 31, 2018
ASSETS
Current assets
Cash	$4,342	$9,668
Accounts receivable, net of allowance for doubtful accounts	270,381	214,260
Inventory	106,958	403,322
Prepaid consulting expenses	373,072	227,111
Total current assets	754,753	854,361

Other Assets
Prepaid consulting expenses - long term	108,260	-
Right of use asset	50,234	-
Other assets	13,994	16,444
Total other assets	172,488	15,217

Total assets	$927,241	$870,805

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable and accrued liabilities	$1,189,370	$1,178,685
Lease liability	14,723	-
Accrued interest payable - related party	18,668	10,166
Customer deposits	-	600
Derivative liability	613,716	-
Notes payable- related party	69,150	99,150
Notes payable, net of debt discount	411,807	45,717
Convertible notes payable, net of debt discount	1,583,066	983,220
Total current liabilities	3,900,500	2,317,538

Lease liability - long-term	37,189	-
Convertible notes payable - long term, net of debt discount	17,242	226,880
Notes payable - long-term, net of debt discount	-	282,233
Total long-term liabilities	54,431	509,113

Total liabilities	3,911,946	2,826,651

Stockholders' deficit
Preferred stock, $0.001 par value, 10,000,000 shares authorized, 76,000 shares issued and outstanding as of December 31, 2019 and 2018, respectively	76	76
Common stock, $0.001 par value, 100,000,000 shares authorized, 45,427,303 and 34,739,902 shares issued and outstanding as of December 31, 2019 and 2018, respectively	45,427	34,740
Additional paid in capital	28,928,084	25,364,090
Subscriptions payable	424,705	178,000
Accumulated deficit	(32,425,982)	(27,532,752)
Total stockholders' deficit	(3,027,690)	(1,955,846)

Total liabilities and stockholders' deficit	$927,241	$870,805

The accompanying notes are an integral part of these consolidated financial statements.

TRUTANKLESS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the years ended December 31,
	2019	2018

Revenue	$1,908,708	$1,537,958

Cost of goods sold	(1,731,321)	(1,703,608)

Gross profit (loss)	177,387	(165,650)

Operating expenses
General and administrative	1,706,193	1,384,342
Research and development	417,158	216,069
Professional fees	1,397,834	1,127,937
Total operating expenses	3,521,185	2,728,348

Loss from operations	3,343,798	2,893,998

Other expenses
Loss on change of derivative liability	(29,429)	-
Interest expense	(1,393,189)	(641,619)
Loss on settlement of notes	(126,814)	-
Total other expenses	(1,549,432)	(641,619)

Net loss before tax provision	(4,893,230)	(3,535,617)
Tax provision	-	-
Net loss	$(4,893,230)	$(3,535,617)

Net loss per common share - basic and diluted	$(0.13)	$(0.11)

Weighted average number of common shares outstanding - basic and diluted	39,589,359	30,747,462

The accompanying notes are an integral part of these consolidated financial statements.

TRUTANKLESS INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

								Total
	Preferred Stock		Common Stock		Additional	Subscriptions	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Paid-in Capital	Payable	Deficit	Deficit
Balance, December 31, 2017	76,000	$76	27,924,842	$27,925	$21,986,722	$548,780	$(23,997,135)	$(1,433,632)

Stock issued for cash	-	-	2,693,500	2,694	1,160,553	39,220	-	1,202,467
Stock issued for services	-	-	2,726,560	2,727	1,344,057	(110,000)	-	1,236,784
Stock issued for cancelation of royalty agreement	-	-	600,000	600	299,400	(300,000)	-	-
Stock issued for debt discounts	-	-	795,000	795	396,705	-	-	397,500
Warrants issued with beneficial conversion feature	-	-	-	-	176,653	-	-	176,653
Net loss	-	-	-	-	-	-	(3,535,617)	(3,535,617)
Balance, December 31, 2018	76,000	$76	34,739,902	$34,740	$25,364,090	$178,000	$(27,532,752)	$(1,955,846)

Stock issued for cash	-	-	5,625,000	5,625	1,466,625	61,000	-	1,533,250
Stock issued for services	-	-	2,679,300	2,679	1,306,468	90,705	-	1,399,852
Stock issued for debt discounts and extensions of notes payables	-	-	1,777,000	1,777	501,790	95,000	-	598,567
Shares issued for the settlement of notes payable	-	-	606,101	606	289,111	-	-	289,717
Net loss	-	-	-	-	-	-	(4,893,230)	(4,596,166)
Balance, December 31, 2019	76,000	$76	45,427,303	$45,427	$28,928,084	$424,705	$(32,425,982)	$(3,027,690)

The accompanying notes are an integral part of these consolidated financial statements.

TRUTANKLESS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the year ended December 31,
	2019	2018
Cash flows from operating activities
Net loss	$(4,893,230)	$(3,535,617)
Adjustments to reconcile net loss to net cash provided by operating activities:
Shares issued for services	1,399,852	1,236,784
Loss on change in derivative liability	29,429	-
Depreciation and amortization	950	5,035
Non-cash operating lease expense	14,744	-
Amortization of debt discount	465,387	393,802
Noncash financing expense	604,282
Allowance for doubtful accounts	36,272	13,495
Loss on settlement of notes	126,814
Changes in assets and liabilities
Accounts receivable	(92,393)	(98,509)
Inventory	296,364	(245,835)
Prepaid expenses	(254,221)	91,096
Customer deposit	900	(1,781)
Accounts payable	60,842	550,133
Interest payable - related party	(1,252)	5,683
Lease liability	(13,066)	-
Net cash used in operating activities	(2,218,326)	(1,585,714)

Cash Flows from Investing Activities:
Purchase of fixed assets	-	(892)
Net cash used in investing activities	-	(892)

Cash Flows from Financing Activities:
Proceeds from convertible notes payable	595,500	285,000
Repayments from convertible notes payable	(16,000)	-
Proceeds from notes payable	137,000	115,000
Repayments from notes payable	(6,750)	(80,000)
Proceeds from notes payable - related party	5,000	-
Repayments from notes payable - related party	(35,000)	-
Repayments on line of credit - related party	-	(4,791)
Proceeds from sale of common stock, net of offering costs	1,533,250	1,202,466
Net cash provided by financing activities	2,213,000	1,517,675

Net decrease in cash	(5,326)	(68,931)

Cash, beginning of period	9,668	78,599

Cash, end of period	$4,342	$9,668

Supplemental disclosure of cash flow information
Cash paid for interest	$46,933	$30,450
Cash paid for taxes	$-	$-

SUPPLEMENTARY DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Recognition of right of use asset and liability	$64,978	$-
Modification of notes payable to convertible notes payable	$100,000	$-
Recognition of derivative liability	$277,069
Convertibles notes and accrued interest settled with stock	$162,903	$-

The accompanying notes are an integral part of these consolidated financial statements.

TRUTANKLESS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019 AND 2018

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

The Company is involved in sales, marketing, research and development of a high quality, whole-house, smart electric tankless water heater that is more energy efficient than conventional products. Management anticipates the Company's trutankless water heater, with Wi-Fi capability and trutankless' proprietary apps offered in the iOS and Android store, will augment existing products in the home automation space.

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

TRUTANKLESS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019 AND 2018

The Company accounts for equity instruments issued in exchange for the receipt of goods or services from other than employees in accordance with ASC 718-10 and the conclusions reached by the ASC 505-50. Costs are measured at the estimated fair market value of the consideration received or the estimated fair value of the equity instruments issued, whichever is more reliably measurable. The value of equity instruments issued for consideration other than employee services is determined on the earliest of a performance commitment or completion of performance by the provider of goods or services as defined by ASC 505-50.

Income Taxes

The Company’s calculation of its tax liabilities involves dealing with uncertainties in the application of complex tax laws and regulations in various taxing jurisdictions. The Company recognizes tax liabilities for uncertain tax positions based on management’s estimate of whether it is more likely than not that additional taxes will be required. The Company had no uncertain tax positions as of December 31, 2019 and 2018.

Deferred income taxes are recognized in the consolidated financial statements for the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts based on enacted tax laws and statutory tax rates. Temporary differences arise from net operating losses, differences in depreciation methods of archived images, and property and equipment, stock-based and other compensation, and other accrued expenses. A valuation allowance is established when it is determined that it is more likely than not that some or all of the deferred tax assets will not be realized.

The application of tax laws and regulations is subject to legal and factual interpretation, judgment and uncertainty. Tax laws and regulations themselves are subject to change as a result of changes in fiscal policy, changes in legislation, the evolution of regulations and court rulings. Therefore, the actual liability for U.S., or the various state jurisdictions, may be materially different from management’s estimates, which could result in the need to record additional tax liabilities or potentially reverse previously recorded tax liabilities. Interest and penalties are included in tax expense.

The Company includes interest and penalties arising from the underpayment of income taxes in the statements of operation in the provision for income taxes. As of December 31, 2019 and 2018, the Company had no accrued interest or penalties related to uncertain tax positions.

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

Revenue recognition

We recognize revenue in accordance with ASC 606, Revenue From Contracts with Customers, which requires that five basic criteria be met before revenue can be recognized: (i) identify the contract with the customer; (ii) identity the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price; and (v) recognize revenue when or as the entity satisfied a performance obligation.

Revenue recognition occurs at the time the product is shipped to customers, when control transfers to customers, provided there are no material remaining performance obligations required of the Company or any matters of customer acceptance. We only record revenue when collectability is probable.

TRUTANKLESS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019 AND 2018

Fair value of financial instruments

The Company measures fair value in accordance with ASC 820 - Fair Value Measurements. ASC 820 defines fair value and establishes a three-level valuation hierarchy for disclosures of fair value measurements. ASC 820 establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. To increase consistency and comparability in fair value measurements and related disclosures, ASC 820 establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three (3) broad levels. The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The three (3) levels of fair value hierarchy defined by ASC 820 are:

Level 1 - Inputs are unadjusted, quoted prices in active markets for identical assets or liabilities at the measurement date.

Level 2 - Inputs (other than quoted market prices included in Level 1) are either directly or indirectly observable for the asset or liability through correlation with market data at the measurement date and for the duration of the instrument’s anticipated life.

Level 3 - Inputs reflect management’s best estimate of what market participants would use in pricing the asset or liability at the measurement date. Consideration is given to the risk inherent in the valuation technique and the risk inherent in the inputs to the model. Valuation of instruments includes unobservable inputs to the valuation methodology that are significant to the measurement of fair value of assets or liabilities.

As defined by ASC 820, the fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale, which was further clarified as the price that would be received to sell an asset or paid to transfer a liability (“an exit price”) in an orderly transaction between market participants at the measurement date.

The reported fair values for financial instruments that use Level 2 and Level 3 inputs to determine fair value are based on a variety of factors and assumptions. Accordingly, certain fair values may not represent actual values of the Company’s financial instruments that could have been realized as of December 31, 2019 or that will be recognized in the future, and do not include expenses that could be incurred in an actual settlement. The carrying amounts of the Company’s financial assets and liabilities, such as cash, accounts receivable, receivables from related parties, prepaid expenses and other, accounts payable, accrued liabilities, and related party and third party notes payables approximate fair value due to their relatively short maturities. The Company’s notes payable to related parties approximates the fair value of such instrument based upon management’s best estimate of terms that would be available to the Company for similar financial arrangements at December 31, 2019 and 2018.

Financial assets and liabilities measured at fair value on a recurring basis are summarized below as of December 31, 2019:

	Level 1	Level 2	Level 3	Total
Liabilities
Derivative Financial Instruments	$-	$-	$613,716	$613,716

As of December 31, 2019, the Company’s stock price was $0.35, risk-free discount rate of 1.60% and volatility of 182%

TRUTANKLESS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019 AND 2018

Financial assets and liabilities measured at fair value on a recurring basis are summarized below as of December 31, 2018:

	Level 1	Level 2	Level 3	Total
Liabilities
Derivative Financial Instruments	$-	$-	$-	$-

The following table provides a summary of the changes in fair value, including net transfers in and/or out, of the derivative financial instruments, measured at fair value on a recurring basis using significant unobservable inputs:

Amount
Balance December 31, 2018	$-
Debt discount originated from derivative liabilities	277,069
Financing cost recorded	307,218
Change in fair market value of derivative liabilities	29,429
Balance December 31, 2019	$613,716

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

In June 2018, the FASB issued ASU 2018-07, "Compensation-Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting," which modifies the accounting for share-based payment awards issued to nonemployees to largely align it with the accounting for share-based payment awards issued to employees. ASU 2018-07 is effective for us for annual periods beginning January 1, 2019. Management evaluated ASU 2018-07 and determined that the adoption of this new accounting standard did not have a material impact on the Company’s consolidated financial statements.

NOTE 2 - GOING CONCERN

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.

TRUTANKLESS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019 AND 2018

Management evaluated all relevant conditions and events that are reasonably known or reasonably knowable, in the aggregate, as of the date the consolidated financial statements are issued and determined that substantial doubt exists about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent on the Company’s ability to generate revenues and raise capital. The Company has not generated sufficient revenues from product sales to provide sufficient cash flows to enable the Company to finance its operations internally. As of December 31, 2019, the Company had $4,342 cash on hand. At December 31, 2019 the Company has an accumulated deficit of $32,425,982. For the year ended December 31, 2019, the Company had a net loss of $4,893,230, and cash used in operations of $2,218,326. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year from the date of filing.

Over the next twelve months management plans raise additional capital and to invest its working capital resources in sales and marketing in order to increase the distribution and demand for its products. If the Company fails to generate sufficient revenue and obtain additional capital to continue at its expected level of operations, the Company may be forced to scale back or discontinue its sales and marketing efforts. However, there is no guarantee the Company will generate sufficient revenues or raise capital to continue operations. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 3 - INVENTORY

Inventories consist of the following at:

	December 31, 2019	December 31, 2018
Finished goods	106,958	403,322
Total	$106,958	$403,322

NOTE 4 - ACCOUNTS RECEIVABLE, NET

Accounts receivable consist of the following at:

	December 31, 2019	December 31, 2018
Accounts receivable	377,222	222,959
Allowance for doubtful accounts	(106,958)	(70,569)
Total	$270,381	$214,260

NOTE 5 - PREPAID CONSULTING EXPENSES

During the years ended December 31, 2019 and 2018, the Company issued 2,094,300 and 730,000 shares of stock for various consulting agreement with terms ranging between 6 months to two years. The Company considered the market price of the common stock issued and fair value of the services rendered and determined that the market prices of the share issued of $1,012,285 and $365,000, respectively were the more readily determinable values. The Company recorded amortization of the prepaid stock compensation amounting to $758,064 and $137,889 for the years ended December 31 2019 and 2018, respectively.

TRUTANKLESS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019 AND 2018

NOTE 6 - RELATED PARTY

As of December 31, 2019, and 2018, the Company had two notes payable due to an officer and director of the Company in the amount of $69,150 and $99,150, respectively. The notes have interest rate that range from 0%-8% and are due on demand.

In January 2019, the Company executed a lease agreement with Templar Asset Group, LLC, a related party. The lease term is one year at a rate of $4,200 per month for a period of one year with an option to continue a month to month basis thereafter (See Note 8).

NOTE 7 - NOTES PAYABLE

Notes payable consist of the following at:

	December 31, 2019	December 31, 2018
Note payable, secured, 12% interest, due July 2020 (see Note 12)	$150,000	$150,000
Note payable, secured, 12% interest, due July 2020 (see Note 12)	100,000	100,000
Note payable, secured, 12% interest, due January 2020 (see Note 12)	50,000	50,000
Note payable, secured, 12% interest, due September 2020	-	50,000
Note payable, secured, 12% interest, due July 2020 (see Note 12)	100,000	-
Note payable, secured, 12% interest, due October 2019	5,750	-
Note payable, secured, 12% interest, due March 2020	12,000	-
Total Notes Payable	$417,750	$350,000

Less discounts	(5,943)	(22,050)
Total Notes Payable	411,807	327,980
Less current portion	(411,807)	(45,717)

Total Notes Payable - long term	$-	$282,233

On September 2, 2016, the Company issued a $100,000 12% promissory note. The note was due on September 1, 2017. As an incentive to enter into the agreement the noteholder was also granted 25,000 shares valued at $25,000 which was recognized as a debt discount. On May 16, 2019, the maturity date of the note was extended to July 1, 2020 for the issuance of 50,000 shares of common stock valued at $21,000. As of December 31, 2019, $12,290 of the debt discount has been amortized and the note was shown net of unamortized discount of $5,443.

On February 2, 2018, the Company entered into an agreement with the note holder to split a certain note payable dated July 1, 2015 into two notes in the amount of $150,000 and $50,000, respectively. In addition to the splitting the notes the noteholder also agreed to the extend the due date of the new $50,000 note to July 1, 2018 and on June 4, 2018, for consideration of 15,000 shares the noteholder further agreed to extend the due date of the new $50,000 note to April 1, 2019. On November 15, 2018, both notes were further extended to January 1, 2020 for the issuance of 80,000 shares valued $40,800. On May 16, 2019, the maturity dates of both notes were extended to July 1, 2020 for the issuance of 50,000 shares of common stock valued at $21,000. The Company recorded the fair market value of all the shares issued for extensions to financing cost.

On January 30, 2019, the Company issued a $100,000 12% promissory note. The note was due on September 30, 2019. As an incentive to enter into the agreement the noteholder was also granted 100,000 shares valued at $45,000 which was recognized as a debt discount. On May 16, 2019, the maturity date of the note was extended to September 30, 2020 for the issuance of 55,000 shares of common stock valued at $23,100 The Company recorded the fair market value of all the shares issued for extensions to financing cost.

TRUTANKLESS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019 AND 2018

On February 11, 2019, the Company issued a $12,500 12% promissory note. The note is due on October 11, 2019. As an incentive to enter into the agreement the noteholder was also granted 25,000 shares valued at $12,500, which was recognized as a debt discount. On May 17, 2019, the Company agreed to settle the note along with $833 in accrued interest for 53,334 shares valued at $13,333. At the time of note settlement, the remaining unamortized discount was immediately expensed.

On February 11, 2019, the Company issued a $12,500 12% promissory note. The note is due on October 11, 2019. As an incentive to enter into the agreement the noteholder was also granted 25,000 shares valued at $12,500, which was recognized as a debt discount. As of December 31, 2019, $12,500 of the debt discount was amortized.

On March 1, 2019, the Company issued a $12,000 12% promissory note. The note is due on March 1, 2020.

Convertible notes payable, net of debt discount consist of the following:

	December 31, 2019	December 31, 2018
Convertible note payable, secured, 12% interest, due March 2019, convertible at $1 per share	$-	$10,000
Convertible note payable, secured, 12% interest, due May 2018, convertible at $1 per share	-	50,000
Convertible note payable, secured, 12% interest, due August 2019, convertible at $1 per share	50,000	50,000
Convertible note payable, secured, 12% interest, due August 2018, convertible at $1 per share	-	50,000
Convertible note payable, secured, 12% interest, due 120 days after delivery of payment notice from lender or November 2019, convertible at $0.25 per share	900,000	900,000
Convertible note payable, secured, 12% interest, due May 2020, convertible at $1 per share	100,000	100,000
Convertible note payable, secured, 12% interest, due May 2020, convertible at $1 per share	50,000	50,000
Convertible note payable from a shareholder, secured, 12% interest, due May 2020, convertible at $1 per share	5,000	5,000
Convertible note payable from a shareholder, secured, 12% interest, due Feb 2020, convertible at $1 per share	75,000	75,000
Convertible note payable from a shareholder, secured, 4% interest, due October 2020	75,000	--
Convertible note payable from a shareholder, secured, 12% interest, due January 2020, convertible at $0.50 per share (See Note 12)	160,000	160,000
Convertible note payable, secured, 10% interest, due Sept 2020, convertible at $0.50 per share	50,000	--
Convertible note payable from a shareholder,12% interest, due May 2020, conversion price is the lesser of (i) 70% multiplied by the lowest Trading Price during the previous twenty-five (25) trading day period ending on the latest complete Trading Day prior to the date of the note and 70% of the market price.	337,000
Convertible note payable from a shareholder,12% interest, due May 2020, conversion price is the lesser of (i) 70% multiplied by the lowest Trading Price during the previous twenty-five (25) trading day period ending on the latest complete Trading Day prior to the date of the note and 70% of the market price.	168,500

TRUTANKLESS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019 AND 2018

	December 31, 2019	December 31, 2018
Convertible note payable, secured, 10% interest, due Sept 2020, convertible at $0.50 per share	50,000	--
Note payable, secured, 12% interest, due May 2020	31,500	--
Convertible note payable, secured, 10% interest, due October 2021, convertible at $0.50 per share	23,000

Less discounts	(474,692)	(239,900)
Total notes payable, net	$1,596,410	$1,210,100
Less current portion	(1,583,066)	(983,220)

Convertible notes payable, net - Long-term	$17,242	$226,880

On September 17, 2018, the Company issued a $50,000 10% promissory note. The note is due on September 18, 2020. As an incentive to enter into the agreement the noteholder was also granted 10,000 shares valued at $5,000. On February 9, 2019, the note was amended for the issuance of 50,000 shares of common stock valued at $30,000, the note holder agreed to a convert the note at a price of $0.50 per share. Additionally, the maturity date of the note was changed to February 8, 2020. As of December 31, 2019, the shares have not been issued and were included in stock payable. As of December 31, 2019, $21,513 of the debt discount has been amortized and the note was shown net of unamortized discount of $4,204.

During the year ended December 31, 2016, the Company issued $160,000 of principal amount of 12% secured convertible promissory notes and warrants to purchase common stock. The notes were due between May and August 2018 and bear interest of percent (12%). The notes are secured by all of the Company’s assets. The outstanding principal amounts and accrued but unpaid interest of the notes is convertible at any time at the option of the holder into common stock at a conversion price of $1.00 per share. The notes were issued with warrants to purchase up to 160,000 shares of the Company’s common stock which were valued at $119,616. On May 16, 2019, the maturity date of the note was extended to January 11, 2020 for the issuance of 90,000 shares of common stock valued at $45,900. As of December 31, 2019, $165,516 of the debt discount was amortized and the note was shown net of unamortized discount of $835.

During the year December 31, 2019, the notes holders of $110,000 of the convertible notes agreed to convert the notes and accrued interest at a conversion price of $0.25 per share into 552,767 shares of common stock. The Company evaluated the adjustment of the conversion price under ASC 470, and recorded an additional loss on conversion of $126,813, which was recognized as an expense equal to the fair value of all securities and other consideration transferred in the transaction in excess of fair value of securities issuable pursuant to the original conversion terms.

On December 14, 2018, the Company issued a $50,000 4% convertible note. The note is due on February 14, 2019 and is convertible at a rate of $0.50 per shares. On February 14, 2019, the noteholder agreed to extend the note through October 14, 2020. As an incentive to enter into the agreement the noteholder was also granted 10,000 shares valued at $5,000. As of December 31, 2019, $5,000 of the debt discount was amortized.

On January 25, 2019, the Company issued a $100,000 8% promissory note. The note is due on March 1, 2019 and is convertible at a rate of $0.50 per shares. Additionally, the note holder is due two shares of common stock for every dollar funded. As of December 31, 2019, the note holder has advanced a total of $47,500 and is due 95,000 shares valued at $37,500, and the Company has made payments of $16,000. As of December 31, 2019, there was an outstanding balance on the note in the amount of $31,500.  As of December 31, 2019, $31,250 of the debt discount was amortized and the note was shown net of unamortized discount of $6,250.

TRUTANKLESS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019 AND 2018

On February 8, 2019, the Company issued a $50,000 10% promissory note. The note is due on September 8, 2020. As an incentive to enter into the agreement the noteholder was also granted 60,000 shares valued at $30,000. As of December 31, 2019, $26,795 of the debt discount has been amortized and the note was shown net of unamortized discount of $3,205.

On February 19, 2019, the Company issued a $25,000 4% convertible note. The note is due on August 19, 2019 and is convertible at a rate of $0.50 per shares. On February 14, 2019, the noteholder agreed to extend the note through October 14, 2020. As an incentive to enter into the agreement the noteholder was also granted 5,000 shares valued at $2,500. As of December 31, 2019, the shares have not been issued and were included in stock payable. As of December 31, 2019, $2,500 of the debt discount was amortized and the note was shown net of unamortized discount of $0.

On October 18, 2019, the Company issued a $23,000 10% convertible note. The note is due on October 17, 2021 and is convertible at a rate of $0.50 per shares. As an incentive to enter into the agreement the noteholder was also granted 46,000 shares valued at $15,175. As of December 31, 2019, $1,536 of the debt discount was amortized and the note was shown net of unamortized discount of $13,639.

On November 5, 2019, the Company entered into a $562,000 convertible note payable, including a original issue discount of $56,200 pursuant to which we borrowed $337,000, including a $37,000 original issue discount in the first tranche during the year ended December 31, 2019. Interest under the convertible promissory note is 12% per annum, and the principal and all accrued but unpaid interest is due 180 days from funding. The note is convertible at the lesser of (i) 70% multiplied by the lowest Trading Price during the previous twenty-five (25) trading day period ending on the latest complete Trading Day prior to the date of the note and 70% of the market price. As an incentive to enter into the agreement the noteholder was also granted 854,000 shares valued at $307,440. The Company analyzed the conversion feature and determined it was required to be bifurcated and recognized as a derivative liability.  The derivative at inception was valued at $392,061, based on the Black Scholes Merton pricing model. As the fair value of the derivative and the shares issued at inception were in excess of the face amount of the note, the Company recorded a debt discount in the amount of $337,000 to be amortized utilizing the effective interest method of accretion over the term of the note. Further, the excess of $203,177 was recognized as a financing cost on the Statement of Operations. As of December 31, 2019, $104,265 of the debt discount has been amortized and the note was shown net of unamortized discount of $232,735.

On November 19, 2019, we entered into a $281,000 convertible note payable, including a original issue discount of $28,100 convertible promissory note pursuant to which we borrowed of $150,000, including a $18,500 discount during the year ended December 31, 2019. Interest under the convertible promissory note is 12% per annum, and the principal and all accrued but unpaid interest is due 180 days from funding. The note is convertible at the lesser of (i) 70% multiplied by the lowest Trading Price during the previous twenty-five (25) trading day period ending on the latest complete Trading Day prior to the date of the note and 70% of the market price. As an incentive to enter into the agreement the noteholder was also granted 427,000 shares valued at $175,070, the Company analyzed the conversion feature and determined it was required to be bifurcated and recognized as a derivative liability. The derivative at inception was valued at $192,226, based on the Black Scholes Merton pricing model. As the fair value of the derivative and the shares issued at inception were in excess of the face amount of the note the Company recorded a debt discount in the amount of $168,500 to be amortized utilizing the effective interest method of accretion over the term of the note. Further, the excess of $104,041 was recognized as a financing cost on the Statement of Operations. As of December 31, 2019, $39,099 of the debt discount has been amortized and the note was shown net of unamortized discount of $129,401.

The embedded conversion feature in the convertible debt instruments above were convertible at issuance which qualified them as a derivative instrument since the number of shares issuable under the note is indeterminate based on guidance in ASC 815-15, “Derivatives and Hedging (“Topic No. 815-15”). Topic No. 815-15 requires the Company to bifurcate and separately account for the conversion features as an embedded derivative contained in the Company’s convertible debt.

TRUTANKLESS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019 AND 2018

The Black-Scholes model, adopted by management as an appropriate financial model, utilized the following inputs to value the derivative liabilities at the date of issuance of the convertible note through December 30, 2019:

Risk free interest rate	1.58% - 1.60%
Expected term (years)	0.31 - 0.50
Expected volatility	182% - 193.54%
Expected dividends	0%

Interest expense including amortization of the associated debt discount for the year ended December 31, 2019 and 2018 was $782,677 and $637,382, respectively.

NOTE 8 - COMMITMENTS AND CONTINGENCIES

Operating Lease Agreements

The Company determines whether or not a contract contains a lease based on whether or not it provides the Company with the use of a specifically identified asset for a period of time, as well as both the right to direct the use of that asset and receive the significant economic benefits of the asset. The Company elected the transition relief package of practical expedients, and as a result, we did not assess 1) whether existing or expired contracts contain embedded leases, 2) lease classification for any existing or expired leases, and 3) whether lease origination costs qualified as initial direct costs. We elected the short-term lease practical expedient by establishing an accounting policy to exclude leases with a term of 12 months or less.

The Company has entered into lease agreements as a lessee for the use of office space. These lease agreements are classified as operating leases and the liability and right-of-use asset are recognized on the balance sheet at lease commencement. Leases with an initial term of 12 months or less are not recorded on the balance sheet and are recognized as lease expense on a straight-line basis over the lease term. As a result of the adoption of ASC 842, the Company recognized an operating lease liability and right-of-use asset of $64,978.

The discount rate utilized for classification and measurement purposes as of the inception date of the lease is based on the Company's collateralized incremental interest rate to borrow of 12%, as the rate implicit in the lease is not determinable.

During 2018, the Company executed a lease agreement. The lease term is 39 months at a rate of $1,680 per month with 3% increases beginning January 1, 2021 and rent commencing on January 1, 2019. The Company was required to pay a $1,781 security deposit.

In January 2019, the Company executed a lease agreement with Templar Asset Group, LLC, a related party. The lease term is one year at a rate of $4,200 per month for a period of one year with an option to continue a month to month basis thereafter. Under ASC 842, this lease is not recorded on the balance sheet as its term is 12 months or less.

TRUTANKLESS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019 AND 2018

Undiscounted Cash Flows

As of December 31, 2019, the right of use asset and lease liability were shown on the consolidated balance sheet at $50,234 and $51,912, respectively. The table below reconciles the fixed component of the undiscounted cash flows and the total remaining years to the operating lease liability recorded on the consolidated balance sheet as of December 31, 2019:

Amounts due as of December 31, 2019	Operating Leases
2020	$20,160
2021	20,765
2022	21,370
Total minimum lease payments	$62,294
Less: effect of discounting	(10,381)
Present value of future minimum lease payments	$51,912
Less: current obligations under leases	(14,723)
Long-term lease obligations	$37,189

NOTE 9 - STOCK WARRANTS

During the year ended December 31, 2019, we issued 82,500 warrants in conjunction with units which included shares sold for cash to purchase 426,500 shares of the Company’s common stock at an exercise price of $1.00 per share. The warrants are exercisable at any time until three (3) years after the closing date.

The following is a summary of stock warrants activity during the year ended December 31, 2019.

	Number of Shares	Weighted Average Exercise Price
Balance, December 31, 2018	2,395,624	$1.00
Warrants granted and assumed	82,500	$1.00
Warrants expired	-	-
Warrants canceled	-	-
Warrants exercised	-	-
Balance outstanding and exercisable, December 31, 2019	2,478,124	$1.00

NOTE 10 - INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company recorded the valuation allowance due to the uncertainty of future realization of federal and state net operating loss carryforwards. The deferred income tax assets are comprised of the following at December 31, 2019 and 2018:

	2019	2018
Deferred income tax assets:	$9,866,701	$8,901,506
Valuation allowance	(9,866,701)	(8,901,506)
Net deferred tax asset	$-	$-

TRUTANKLESS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019 AND 2018

Reconciliation between the statutory rate and the effective tax rate is as follows at December 31, 2019 and 2018:

	2019	2018
Effective Tax Rate Reconciliation:
Federal statutory tax rate	21.0%	21.0%
State taxes, net of federal benefit	0.0%	0.0%
Change in valuation allowance	(21.0)%	(21.0)%
Effective tax rate	0.0%	0.0%

As of December 31, 2019, the Company had net operating loss carryforwards of approximately $16,724,000 and net operating loss carryforwards expire in 2021 through 2029. The current year’s net operating loss will carryforward indefinitely, limited to 80% of the current year taxable income.

The current income tax benefit of $965,195 generated for the year ended December 31, 2019 was offset by an equal increase in the valuation allowance. The valuation allowance was increased due to uncertainties as to the Company’s ability to generate sufficient taxable income to utilize the net operating loss carryforwards which is the only significant component of deferred taxes.

The Company recognizes interest and penalties related to uncertain tax positions in general and administrative expense. As of December 31, 2019 and 2018 the Company has no unrecognized uncertain tax positions, including interest and penalties.

NOTE 11 - STOCKHOLDERS’ EQUITY

The Company is authorized to issue 10,000,000 shares of it $0.001 par value preferred stock and 100,000,000 shares of its $0.001 par value common stock.

The Company has also designated 76,000 shares of Series B Preferred Stock. Each share of Series B Preferred Stock is convertible, at any time, at the option of the holder, is convertible into five shares of our common stock and one warrant to purchase one share of our common stock at $1.00 per share. All Preferred Stock will be automatically converts into shares of the Company’s common stock and warrants after three years from the original issue date of the Preferred Stock. All the Series B Preferred Stock reached it conversion date during the year ended December 31, 2019 and the Company has begun to convert the shares subsequent to year end (See note 12).

During the year ended December 31, 2019, the Company issued 2,679,300 shares of common stock with a fair value of $1,399,852 for services based on the stock price on the date of issuance ranging from $0.33 to $0.84, of which $90,705 is included in stock payable. The Company valued the shares at their fair market value which was considered the most readily determinable value. Additionally, the Company cancelled two consulting agreements entered into during the year ended December 31, 2018. As a result, the Company received and cancelled 100,000 shares of common stock valued at $50,000.

During the year ended December 31, 2019, the Company issued 5,625,000 shares of common stock for $1,472,250 cash at sales prices ranging from $0.25 to $0.50. Additionally, the Company received $61,000 for the sale of common stock which has not been issued and has been recorded as stock payable.

During the year ended December 31, 2019, the Company issued 1,777,777 shares of common stock valued at $598,567 as incentives for certain noteholders to enter into financing agreements.

During the year ended December 31, 2019, the Company issued 606,101 shares of common stock valued at $289,717 to settle certain convertible notes payable and accrued interest.

TRUTANKLESS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019 AND 2018

NOTE 12 - SUBSEQUENT EVENT

On February 5, 2020, the Company agreed to settle a certain $900,000 note payable dated August 2, 2016 and $312,006 in accrued interest. As part of the settlement the Company issued 1,000,000, 5 year warrants exercisable at $0.50 per share, 4,000,000 shares of common stock in settlement of $400,000 of the principal balance of the note, and issued a new $500,000 11% promissory note. The Company also agreed to amend the warrants agreements for 2,631,094 previously granted warrants to the investor to include the same terms as the warrants granted under the settlement agreement.

The new note is due in two payments, $250,000 January 2, 2022 and $250,000 on January 2, 2023. Interest will accrue from the date of this Note on the unpaid and outstanding Principal balance to be paid as follows: (a) Fifty-Four Thousand Nine Hundred Ninety-Three and 37/100 Dollars ($54,993.37) on January 4, 2021; plus (b) three hundred thousand (300,000) shares of common Stock, by January 3, 2022, plus (c) six hundred thousand (600,000) shares of common stock on January 3, 2023.

As part of the agreement the Company also agreed to pay the accrued Interest in two (2) installments as follows: (a) $167,000 due upon execution of the settlement agreement, and (b) $145,006.13) due on January 4, 2021. In addition to the First Interest Payment, Borrower shall also pay to Lender the sum $33,000 as a fee to induce and otherwise compensate Lender for the immediate release of the loan security.

On January 3, 2020, the Company issued 200,000 shares of common stock for $50,000.

On January 30, 2020, the Company issued 64,166 shares of common stock for $32,083.

On April 1, 2020, the Company issued 500,000 shares of common stock for $100,000.

On January 3, 2020, the Company issued 100,000 shares for services with a fair value of $39,290, based on stock price on date of issuance.

On January 30, 2020, the Company issued 15,000 shares for services with a fair value of $4,643, based on stock price on date of issuance.

On February 19, 2020, the Company issued 3,600,000 shares for services with a fair value of $754,560, based on stock price on date of issuance.

On March 10, 2020, the Company issued 300,000 shares for services with a fair value of $74,400, based on stock price on date of issuance.

On March 2, 2020, the Company issued 50,000 shares of common stock in connection with extending certain notes payable.

On January 1, 2020, the Company entered into an agreement to consolidate three notes payable dated February 2, 2018 and May 16, 2019 into one $300,000, 12% note due June 1, 2021. As consideration the Company issued the note holder 175,000 shares of common stock.

On January 1, 2020, the Company entered into an agreement to consolidate two notes payable dated June 11, 2018 and September 6, 2016 into one $260,000, 12% note due June 1, 2021. As consideration the Company issued the note holder 175,000 shares of common stock.

TRUTANKLESS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019 AND 2018

On November 5, 2019, we entered into a $562,000, convertible note payable including an original issue discount of $56,200 convertible promissory note pursuant to which we borrowed of $337,000 during the year ended December 31, 2019. On February 7, 2020 we borrowed an additional $225,000, including a original issue discount of $25,000 and granted the noteholder an additional 476,493 shares of common stock.

On February 19, 2020 the Company converted the 76,000 outstanding Series B preferred shares, based on the automatic conversion terms. As of the date of this filing, only 205,000 common shares and 76,000 warrants have been issued, with the remaining 175,000 shares of common stock still to be issued and recognized as Stock payable.

On March 9, 2020, the Company cancelled a consulting agreement entered into during the year ended December 31, 2019. As a result, the Company received and cancelled 500,000 shares of common stock.

On April 2, 2020, the Company filed a certificate of designation of preferences, rights and limitations of a new Series B Preferred Stock with the Secretary of State of Nevada, designating 10,000 shares of preferred stock, par value $0.001 of the Company, as Series B Preferred Stock.  The Company used the title again as the old Series B Preferred Stock was no longer outstanding. The new Series B Preferred Stock does not pay a dividend, does not have any liquidation preference over other securities issued by the Company and are not convertible into shares of the Company’s common stock. For so long as any shares of the Series B Preferred Stock remain issued and outstanding, the holders thereof, voting separately as a class, shall have voting power equal to 51% of the total vote on all shareholder matters of the Company. Upon or after the third anniversary of the initial issuance date, the Company shall have the right, at the Company’s option, to redeem all or a portion of the shares of Series B Preferred Stock, at a price per share equal to par value. There was an error in the filing, (see Exhibit 3.1), where the cover page of the filing document incorrectly says Series B, but the Company will soon be filing an amendment to correct the filing with the State.

On April 2, 2020, the board approved the issuance of 5,000 shares of the Series B Preferred Stock to the Company’s Chief Executive Officer and President, Michael Stebbins, and 5,000 shares of the Series B Preferred Stock to the Company’s Secretary and Treasurer, Robertson Orr. The shares were offered and sold pursuant to an exemption from the registration requirements under Section 4(a)(2) of the Securities Act of 1933, as amended.