Form 10-K/A
period 2019-12-31
Trutankless, Inc.
filed 2020-04-23
CIK 1429393

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

Amendment No. 1

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

Date: April 23, 2020

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michael Stebbins Michael Stebbins	Chief Executive Officer (Principal Executive Officer), Director and Principal Financial Officer	April 23, 2020

/s/ Robertson J. Orr Robertson James Orr	Director	April 23, 2020

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

/s/ Prager Metis CPAs, LLC

We have served as the Company’s auditor since 2019 Las Vegas, NV

April 14, 2020

TRUTANKLESS INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 2019	December 31, 2018
ASSETS
Current assets
Cash	$4,342	$9,668
Accounts receivable, net of allowance for doubtful accounts	270,381	214,260
Inventory	106,958	403,322
Prepaid consulting expenses	373,072	227,111
Total current assets	754,753	854,361

Other Assets
Prepaid consulting expenses - long term	108,260	-
Right of use asset	50,234	-
Other assets	13,994	16,444
Total other assets	172,488	16,444

Total assets	$927,241	$870,805

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable and accrued liabilities	$1,189,370	$1,178,685
Lease liability	14,723	-
Accrued interest payable - related party	18,668	10,166
Customer deposits	-	600
Derivative liability	613,716	-
Notes payable- related party	69,150	99,150
Notes payable, net of debt discount	411,807	45,717
Convertible notes payable, net of debt discount	1,583,066	983,220
Total current liabilities	3,900,500	2,317,538

Lease liability - long-term	37,189	-
Convertible notes payable - long term, net of debt discount	17,242	226,880
Notes payable - long-term, net of debt discount	-	282,233
Total long-term liabilities	54,431	509,113

Total liabilities	3,954,931	2,826,651

Stockholders' deficit
Preferred stock, $0.001 par value, 10,000,000 shares authorized, 76,000 shares issued and outstanding as of December 31, 2019 and 2018, respectively	76	76
Common stock, $0.001 par value, 100,000,000 shares authorized, 45,427,303 and 34,739,902 shares issued and outstanding as of December 31, 2019 and 2018, respectively	45,427	34,740
Additional paid in capital	28,928,084	25,364,090
Subscriptions payable	424,705	178,000
Accumulated deficit	(32,425,982)	(27,532,752)
Total stockholders' deficit	(3,027,690)	(1,955,846)

Total liabilities and stockholders' deficit	$927,241	$870,805

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

TRUTANKLESS INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

								Total
	Preferred Stock		Common Stock		Additional	Subscriptions	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Paid-in Capital	Payable	Deficit	Deficit
Balance, December 31, 2017	76,000	$76	27,924,842	$27,925	$21,986,722	$548,780	$(23,997,135)	$(1,433,632)

Stock issued for cash	-	-	2,693,500	2,694	1,160,553	39,220	-	1,202,467
Stock issued for services	-	-	2,726,560	2,727	1,344,057	(110,000)	-	1,236,784
Stock issued for cancelation of royalty agreement	-	-	600,000	600	299,400	(300,000)	-	-
Stock issued for debt discounts	-	-	795,000	795	396,705	-	-	397,500
Warrants issued with beneficial conversion feature	-	-	-	-	176,653	-	-	176,653
Net loss	-	-	-	-	-	-	(3,535,617)	(3,535,617)
Balance, December 31, 2018	76,000	$76	34,739,902	$34,740	$25,364,090	$178,000	$(27,532,752)	$(1,955,846)

Stock issued for cash	-	-	5,625,000	5,625	1,466,625	61,000	-	1,533,250
Stock issued for services	-	-	2,679,300	2,679	1,306,468	90,705	-	1,399,852
Stock issued for debt discounts and extensions of notes payables	-	-	1,777,000	1,777	501,790	95,000	-	598,567
Shares issued for the settlement of notes payable	-	-	606,101	606	289,111	-	-	289,717
Net loss	-	-	-	-	-	-	(4,893,230)	(4,893,230)
Balance, December 31, 2019	76,000	$76	45,427,303	$45,427	$28,928,084	$424,705	$(32,425,982)	$(3,027,690)

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

The Company has also designated 76,000 shares of Series A Preferred Stock. Each share of Series A Preferred Stock is convertible, at any time, at the option of the holder, is convertible into five shares of our common stock and one warrant to purchase one share of our common stock at $1.00 per share. All Preferred Stock automatically converts into shares of the Company’s common stock and warrants after three years from the original issue date of the Preferred Stock. All the Series A Preferred Stock reached it conversion date during the year ended December 31, 2019 and the Company has begun to convert the shares subsequent to year end (See note 12).

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

On February 19, 2020 the Company converted the 76,000 outstanding Series A preferred shares, based on the automatic conversion terms. As of the date of this filing, only 205,000 common shares and 76,000 warrants have been issued, with the remaining 175,000 shares of common stock still to be issued and recognized as Stock payable.

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