Form 10-Q
period 2020-03-31
Trutankless, Inc.
filed 2020-06-03
CIK 1429393

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

The number of shares of Common Stock, $0.001 par value, outstanding on June 1, 2020, was 54,113,966 shares.

TRUTANKLESS, INC.

QUARTERLY PERIOD ENDED MARCH 31, 2020

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

TRUTANKLESS INC.

CONSOLIDATED BALANCE SHEETS

	March 31, 2020	December 31, 2019
	Unaudited
ASSETS
Current assets
Cash	$46,505	$4,342
Accounts receivable	310,942	270,381
Inventory	36,686	106,958
Prepaid consulting expenses	647,858	373,072
Total current assets	$1,041,991	$754,753

Other Assets
Prepaid consulting expenses - long term	762,880	108,260
Right to use asset	46,173	50,234
Other assets	13,852	13,994
Total other assets	822,905	172,488

Total assets	$1,864,896	$927,241

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable and accrued liabilities	$991,823	$1,189,370
Lease liability	11,205	14,723
Accrued interest payable - related party	160,697	18,668
Derivative liability	1,327,828	613,716
Notes payable- related party	69,150	69,150
Notes payable, net of debt discount	-	411,807
Convertible notes payable, net of debt discount	913,692	1,583,066
Total current liabilities	3,474,395	3,900,500

Lease liability - long-term	37,189	37,189
Convertible notes payable - long term, net of debt discount	55,083	17,242
Notes payable - long-term, net of debt discount	569,621	-
Notes payable - related party	500,000	-
Total long-term liabilities	1,161,893	54,431

Total liabilities	4,636,288	3,954,931

Stockholders' deficit
Preferred stock, $0.001 par value, 10,000,000 shares authorized, 0 and 76,000 shares issued and outstanding as of March 31, 2020 and December 31, 2019, respectively	-	76
Common stock, $0.001 par value, 100,000,000 shares authorized, 54,287,962 and 45,427,303 shares issued and outstanding as of March 31, 2020 and December 31, 2019, respectively	54,288	45,427
Additional paid in capital	32,489,101	28,928,084
Stock payable	613,350	424,705
Accumulated deficit	(35,928,131)	(32,425,982)
Total stockholders' deficit	(2,771,392)	(3,027,690)

Total liabilities and stockholders' deficit	$1,864,896	$927,241

The accompanying notes are an integral part of these consolidated financial statements.

TRUTANKLESS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the quarter ended March 31,
	2020	2019

Revenue	$539,561	$638,275

Cost of goods sold	(246,532)	(468,363)

Gross profit	293,029	169,912

Operating expenses
General and administrative	378,732	396,224
Research and development	64,078	50,733
Professional fees	330,950	673,566
Total operating expenses	773,760	1,120,523

Loss from operations	(480,731)	(950,611)

Other expenses
Interest expense	(554,820)	(184,218)
Loss on change of derivative liability	(501,314)	-
Loss on extinguishment of notes	(1,965,284)	-
Total expenses	(3,021,418)	(184,218)

Net loss before tax provision	(3,502,149)	(1,134,829)
Tax provision	-	-
Net loss	$(3,502,149)	$(1,134,829)

Net loss per common share - basic and diluted	$(0.07)	$(0.03)

Weighted average number of common shares outstanding - basic and diluted	51,072,014	35,266,502

The accompanying notes are an integral part of these consolidated financial statements.

TRUTANKLESS INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Stock Payable	Accumulated Deficit	Total Stockholders' Deficit

Balance, December 31, 2019	76,000	$76	45,427,303	$45,427	$28,928,084	$424,705	$(32,425,982)	$(3,027,690)
Stock issued for cash	-	-	200,000	200	49,800	125,000	-	175,000
Stock issued for services	-	-	4,015,000	4,015	1,232,375	63,610	-	1,300,000
Rescission and retirement of shares for services	-	-	(500,000)	(500)	(124,500)	-	-	(125,000)
Share and warrants issued for debt extensions	-	-	578,659	579	163,769	-	-	164,348
Conversion of preferred stock to common	(76,000)	(76)	205,000	205	(164)	35	-	-
Shares and warrants issued to extinguish debt	-	-	4,362,000	4,362	2,239,737	-	-	2,244,099
Net loss	-	-	-	-	-	-	(3,502,149)	(3,502,149)
Balance, March 31, 2020	-	$-	54,287,962	$54,288	$32,489,101	$613,350	$(35,928,131)	$(2,771,392)

Balance, December 31, 2018	76,000	$76	34,739,902	$34,740	$25,364,090	$178,000	$(27,532,752)	$(1,955,846)

Stock issued for cash	-	-	134,000	134	66,866	627,500	-	694,500
Stock issued for services	-	-	900,000	900	449,100		-	450,000
Shares for beneficial conversion feature	-	-	150,000	150	74,850	95,000	-	170,000
Net loss	-	-	-	-	-	-	(1,134,829)	(1,134,829)
Balance, March 31, 2019	76,000	$76	35,923,902	$35,924	$25,954,906	$900,500	$(28,667,581)	$(1,776,175)

The accompanying notes are an integral part of these consolidated financial statements.

TRUTANKLESS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the quarter ended March 31,
	2020	2019
Cash Flows from Operating Activities
Net loss	$(3,502,149)	$(1,134,829)
Adjustments to reconcile net loss to net cash provided by operating activities:
Shares issued for services	1,300,000	450,000
Loss on change in derivative liability	501,314	4,609
Rescission and retirement of shares for services	(97,380)	-
Loss on extinguishment of notes payable	1,965,284	-
Depreciation and amortization	142	-
Non-cash operating lease expense	4,061	-
Amortization of debt discount	469,009	122,723
Changes in assets and liabilities
Accounts receivable	(40,561)	(117,324)
Inventory	70,272	2,955
Prepaid expenses	(957,026)	25,525
Customer deposit	-	(600)
Accounts payable	(197,547)	(68,071)
Lease liability	(3,518)	(2,068)
Interest payable - related party	142,029	(7,420)
Net cash used in operating activities	(346,070)	(724,500)

Cash Flows from Investing Activities:
Net cash used in investing activities	-	-

Cash Flows from Financing Activities:
Advances	-	(2,823)
Proceeds from convertible notes payable	12,000	112,500
Repayments of convertible notes payable	(12,000)	(1,200)
Proceeds from notes payable	231,783	137,000
Repayments from notes payable	(18,550)	-
Repayments from notes payable - related party	-	(30,000)
Proceeds from sale of common stock, net of offering costs	175,000	694,500
Net cash provided by financing activities	388,233	909,977

Net increase in cash	42,163	185,477

Cash, beginning of period	4,342	9,668

Cash, end of period	$46,505	$195,145

Supplemental disclosure of cash flow information
Cash paid for interest	$198,270	$11,250
Cash paid for taxes	$-	$-

SUPPLEMENTARY DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Recognition of right of use asset and liability	$-	$64,978
Reclassification of notes payable to convertible notes payable	$-	$100,000
Convertibles notes and accrued interest settled with stock	$400,000	$-

The accompanying notes are an integral part of these consolidated financial statements.

TRUTANKLESS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2020

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

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (GAAP) and applicable rules and regulations of the Securities and Exchange Commission (SEC) regarding interim financial reporting. Certain information and note disclosures normally included in the consolidated financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. As such, the information included in the consolidated financial statements for the three months ended March 31, 2020 should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s Form 10-K for the Company’s fiscal year ended December 31, 2019, as filed with the SEC.

The consolidated balance sheet as of December 31, 2019, included herein was derived from the audited financial statements as of that date, but does not include all disclosures including notes required by GAAP.

The accompanying unaudited consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the financial position, results of operations, and cash flows for the interim periods, but are not necessarily indicative of the results of operations to be anticipated for the year ending December 31, 2020.

The consolidated financial statements include the accounts of Trutankless, Inc. and its wholly owned subsidiaries. On May 16, 2010, the Company acquired 100% of the outstanding stock of Bollente, Inc and Bollente International, Inc. All significant inter-company transactions and balances have been eliminated.

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

The reported fair values for financial instruments that use Level 2 and Level 3 inputs to determine fair value are based on a variety of factors and assumptions. Accordingly, certain fair values may not represent actual values of the Company’s financial instruments that could have been realized as of March 31, 2020 or that will be recognized in the future, and do not include expenses that could be incurred in an actual settlement. The carrying amounts of the Company’s financial assets and liabilities, such as cash, accounts receivable, receivables from related parties, prepaid expenses and other, accounts payable, accrued liabilities, and related party and third-party notes payables approximate fair value due to their relatively short maturities. The Company’s notes payable to related parties approximates the fair value of such instrument based upon management’s best estimate of terms that would be available to the Company for similar financial arrangements at March 31, 2020 and December 31, 2019.

Financial assets and liabilities measured at fair value on a recurring basis are summarized below as of March 31, 2020:

	Level 1	Level 2	Level 3	Total
Liabilities
Derivative Financial Instruments	$-	$-	$1,327,828	$1,327,828

As of March 31, 2020, the Company’s stock price was $0.19, risk-free discount rate of 0.15% and volatility of 263.5%

The following table provides a summary of the changes in fair value, including net transfers in and/or out, of the derivative financial instruments, measured at fair value on a recurring basis using significant unobservable inputs:

Amount
Balance December 31, 2019	$613,716
Debt discount originated from derivative liabilities	124,037
Financing cost recorded	88,761
Change in fair market value of derivative liabilities	501,314
Balance March 31, 2020	$1,327,828

Financial assets and liabilities measured at fair value on a recurring basis are summarized below as of December 31, 2019:

	Level 1	Level 2	Level 3	Total
Liabilities
Derivative Financial Instruments	$-	$-	$613,716	$613,716

As of December 31, 2019, the Company’s stock price was $0.35, risk-free discount rate of 1.60% and volatility of 182%.

NOTE 2 - GOING CONCERN

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.

Management evaluated all relevant conditions and events that are reasonably known or reasonably knowable, in the aggregate, as of the date the consolidated financial statements are issued and determined that substantial doubt exists about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent on the Company’s ability to generate revenues and raise capital. The Company has not generated sufficient revenues from product sales to provide sufficient cash flows to enable the Company to finance its operations internally. As of March 31, 2020, the Company had $46,505 cash on hand. At March 31, 2020 the Company has an accumulated deficit of $35,928,131. For the quarter ended March 31, 2020, the Company had a net loss of $3,502,149, and cash used in operations of $346,070. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year from the date of filing.

Over the next twelve months management plans to raise additional capital and to invest its working capital resources in sales and marketing in order to increase the distribution and demand for its products. However, there is no guarantee the Company will generate sufficient revenues or raise capital to continue operations. If the Company fails to generate sufficient revenue and obtain additional capital to continue at its expected level of operations, the Company may be forced to scale back or discontinue its sales and marketing efforts. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

COVID-19 Pandemic

In December 2019, an outbreak of a novel strain of coronavirus originated in Wuhan, China (“COVID-19”) and has since spread worldwide, including to the Unites States, posing public health risks that have reached pandemic proportions (the “COVID-19 Pandemic”). The COVID-19 Pandemic poses a threat to the health and economic wellbeing of our employees, customers and vendors. Like most businesses world-wide, the COVID-19 Pandemic has impacted the Company financially; however, management cannot presently predict the scope and severity with which COVID-19 will impact our business, financial condition, results of operations and cash flows.

NOTE 3 - INVENTORY

Inventories consist of the following at:

	March 31, 2020	December 31, 2019
Finished goods	36,686	106,958
Total	$36,686	$106,958

NOTE 4 - ACCOUNTS RECEIVABLE, NET

Accounts receivable consist of the following at:

	March 31, 2020	December 31, 2019
Accounts receivable	417,783	377,222
Allowance for doubtful accounts	(106,841)	(106,958)
Total	$310,942	$270,381

NOTE 5 - PREPAID CONSULTING EXPENSES

Prepaid consulting expense was $1,410,738 and $481,335 as of the March 31, 2020 and December 31, 2019, respectively. During the three months ended March 31, 2020, the Company issued 4,015,000 shares of stock for consulting agreements with a term ranging from 6 months to 4 years. The Company considered the market price of the common stock issued and fair value of the services rendered and determined that the market prices of the shares on the date issued of $1,236,390 was the more readily determinable values. The Company recorded amortization of the prepaid stock compensation amounting to $306,987 and $114,397 for the three months ended March 31, 2020 and 2019, respectively.

NOTE 6 - RELATED PARTY

As of March 31, 2020, and December 31, 2019, the Company had two notes payable due to an officer and director of the Company in the amount of $69,150 and $69,150, respectively. The notes have interest rate that range from 0%-8% and are due on demand.

In January 2019, the Company executed a lease agreement with Templar Asset Group, LLC, a related party. The lease term is one year at a rate of $4,200 per month for a period of one year with an option to continue a month to month basis thereafter (See Note 8).

On February 5, 2020, the Company agreed to settle a certain $900,000 convertible note payable issued to a shareholder dated August 2, 2016 and $312,006 in accrued interest. As part of the settlement the Company issued 1,000,000, 5 year warrants exercisable at $0.50 per share, valued at $781,755 (See Note 9), 4,000,000 shares of common stock valued at $1,240,000, based on stock price on date of issuance, in settlement of $400,000 of the principal balance of the note, and issued a new $500,000 11% promissory note. The issuance of the shares and warrants under the agreement resulted in the noteholder becoming a more than 5% shareholder and a related party.

The new note is due in two payments, $250,000 January 2, 2022 and $250,000 on January 2, 2023. Interest will accrue from the date of this Note on the unpaid and outstanding Principal balance to be paid as follows: (a) Fifty-Four Thousand Nine Hundred Ninety-Three and 37/100 Dollars ($54,993.37) on January 4, 2021; plus (b) three hundred thousand (300,000) shares of common Stock, by January 3, 2022, plus (c) six hundred thousand (600,000) shares of common stock on January 3, 2023. The Company evaluated the modification under ASC 470-50 and determined that the modifications were considered substantial and qualified for extinguishment accounting under such guidance. As such the Company recorded a loss on extinguishment of debt of $1,725,879 associated with the excess reacquisition cost of the new debt over the carrying value of the original debt.

Interest expense associated with the related party notes for the three months ended March 31, 2020 and 2019 was $10,274 and $1,965, respectively.

NOTE 7 - NOTES PAYABLE

Notes payable consist of the following at:

	March 31, 2020	December 31, 2019
Note payable, secured, 12% interest, due July 2020	$-	$150,000
Note payable, secured, 12% interest, due July 2020	-	100,000
Note payable, secured, 12% interest, due January 2020	-	50,000
Note payable, secured, 12% interest, due July 2020	-	100,000
Note payable, secured, 12% interest, due June 1, 2021	260,000	-
Note payable, secured, 12% interest, due June 1, 2021	300,000	-
Note payable, secured, 12% interest, due October 2019	-	5,750
Note payable, secured, 12% interest, due March 2020	-	12,000
Note payable, secured, 12% interest, due March 4, 2021	12,000	-
Total Notes Payable	$572,000	$417,750

Less unamortized debt discounts	(2,379)	(5,943)
Total Notes Payable	569,621	411,807
Less current portion	-	(411,807)
Total Notes Payable - long term	$569,621	$-

On September 2, 2016, the Company issued a $100,000 12% promissory note. The note was due on September 1, 2017. As an incentive to enter into the agreement the noteholder was also granted 25,000 shares valued at $25,000 which was recognized as a debt discount. On May 16, 2019, the maturity date of the note was extended to July 1, 2020 for the issuance of 50,000 shares of common stock valued at $21,000, which was recognized as a debt discount over the extended maturity date, which was recognized as a debt discount over the extended maturity date. As of March 31, 2020, $18,621 of the debt discount has been amortized and the note was shown net of unamortized discount of $2,379.

On February 2, 2018, the Company entered into an agreement with the note holder to split a certain note payable dated July 1, 2015 into two notes in the amount of $150,000 and $50,000, respectively. In addition to splitting the notes the noteholder also agreed to extend the due date of the new $50,000 note to July 1, 2018 and on June 4, 2018, for consideration of 15,000 shares the noteholder further agreed to extend the due date of the new $50,000 note to April 1, 2019. On November 15, 2018, both notes were further extended to January 1, 2020 for the issuance of 80,000 shares valued $40,800. On May 16, 2019, the maturity dates of both notes were extended to July 1, 2020 for the issuance of 50,000 shares of common stock valued at $21,000. The Company recorded the fair market value of all the shares issued for extensions to financing cost.

On January 1, 2020, the Company entered into an agreement to consolidate three notes payable dated September 2, 2016 and February 2, 2018 into one $300,000, 12% note due June 1, 2021. As consideration the Company issued the note holder 175,000 shares of common stock valued at $68,250 which was recorded as financing expense. The Company evaluated the modification under ASC 470-50 and determined that the modifications were considered substantial and qualified for extinguishment accounting under such guidance. As such the Company recorded a loss on extinguishment of debt of $68,250 associated with the excess reacquisition cost of the new debt over the carrying value of the original debt.

During the year ended December 31, 2018, the Company issued $160,000 of principal amount of 12% secured convertible promissory notes and warrants to purchase common stock. The notes were due between May and August 2018 and bear interest of percent (12%). The notes are secured by all of the Company’s assets. The outstanding principal amounts and accrued but unpaid interest of the notes is convertible at any time at the option of the holder into common stock at a conversion price of $1.00 per share. The notes were issued with warrants to purchase up to 160,000 shares of the Company’s common stock which were valued at $119,616. On May 16, 2019, the maturity date of the note was extended to January 11, 2020 for the issuance of 90,000 shares of common stock valued at $45,900. As of March 31, 2020, $165,516 of the debt discount was amortized and the note was shown net of unamortized discount of $0.

On January 30, 2019, the Company issued a $100,000 12% promissory note. The note was due on September 30, 2019. As an incentive to enter into the agreement the noteholder was also granted 100,000 shares valued at $45,000 which was recognized as a debt discount. On May 16, 2019, the maturity date of the note was extended to September 30, 2020 for the issuance of 55,000 shares of common stock valued at $23,100. The Company recorded the fair market value of all the shares issued for extensions to financing cost.

On January 1, 2020, the Company entered into an agreement to consolidate two notes payable dated June 11, 2018 and January 30, 2019 into one $260,000, 12% note due June 1, 2021. As consideration the Company issued the note holder 175,000 shares of common stock valued at $68,250 which was recognized as a financing cost. The Company evaluated the modification under ASC 470-50 and determined that the modifications were considered substantial and qualified for extinguishment accounting under such guidance. As such the Company recorded a loss on extinguishment of debt of $68,250 associated with the excess reacquisition cost of the new debt over the carrying value of the original debt.

On March 1, 2019, the Company issued a $12,000 12% promissory note. The note was due on March 1, 2020 and was paid in full during the three months ended March 31, 2020.

On March 4, 2020, the Company issued a $12,000 10% promissory note. The note is due on March 4, 2021. On March 4, 2020, the Company issued a $12,000 promissory note. On April 17, 2020, the note and accrued interest in the amount of $12,140 was paid.

Convertible notes payable, net of debt discount consist of the following:

	March 31, 2020	December 31, 2019
Convertible note payable, secured, 12% interest, due August 31, 2019, convertible at $1 per share	50,000	50,000
Convertible note payable, secured, 12% interest, due 120 days after delivery of payment notice from lender or November 1, 2019, convertible at $0.25 per share	-	900,000
Convertible note payable, secured, 12% interest, due May 2, 2020, convertible at $1 per share	100,000	100,000
Convertible note payable, secured, 12% interest, due May 2, 2020, convertible at $1 per share	50,000	50,000
Convertible note payable, secured, 12% interest, due May 22, 2020, convertible at $1 per share	5,000	5,000
Convertible note payable , secured, 12% interest, due Feb 24, 2020, convertible at $1 per share	75,000	75,000
Convertible notes payable, secured, 4% interest, due October 14, 2020	75,000	75,000
Convertible note payable, secured, 12% interest, due January 11, 2020, convertible at $0.50 per share (See Note 12)	-	160,000
Convertible note payable, secured, 10% interest, due February 8, 2020, convertible at $0.50 per share	50,000	50,000
Convertible note payable ,12% interest, due May 2020, conversion price is the lesser of (i) 70% multiplied by the lowest Trading Price during the previous twenty-five (25) trading day period ending on the latest complete Trading Day prior to the date of the note and 70% of the market price.	562,000	337,000
Convertible note payable ,12% interest, due May 2020, conversion price is the lesser of (i) 70% multiplied by the lowest Trading Price during the previous twenty-five (25) trading day period ending on the latest complete Trading Day prior to the date of the note and 70% of the market price.	168,500	168,500
Convertible note payable, secured, 10% interest, due February 8, 2020, convertible at $0.50 per share	50,000	50,000
Convertible note payable, secured, 12% interest	18,700	31,500
Convertible note payable, secured, 10% interest, due October 2021, convertible at $0.50 per share due October 17, 2021	29,000	23,000
Convertible note payable, secured, 10% interest, due October 18, 2021, convertible at $0.50 per share	26,083	-

Less unamortized discounts	(290,708)	(474,692)
Total notes payable, net	$968,775	$1,596,410
Less current portion	(913,692)	(1,583,066)

Convertible notes payable, net - Long-term	$55,083	$17,242

On May 2, 2017, the Company issued $100,000 of principal amount of 12% secured convertible promissory notes and 20,000 warrants to purchase common stock. The note is due on May 2, 2020 and is secured by the Company’s accounts receivable and inventory. The outstanding principal amounts and accrued but unpaid interest of the notes is convertible at any time at the option of the holder into common stock at a conversion price of $0.50 per share. The notes were issued with warrants to purchase up to 10,000 shares of the Company’s common stock at an exercise price of $1.00 per share. As of March 31, 2020, the note was shown net of unamortized discount of $419.

On May 2, 2017, the Company issued $50,000 of principal amount of 10% secured convertible promissory notes and 10,000 warrants to purchase common stock. The note is due on May 2, 2020 and is secured by the Company’s accounts receivable and inventory. The outstanding principal amounts and accrued but unpaid interest of the notes is convertible at any time at the option of the holder into common stock at a conversion price of $0.50 per share. The notes were issued with warrants to purchase up to 10,000 shares of the Company’s common stock at an exercise price of $1.00 per share. As of March 31, 2020, the note was shown net of unamortized discount of $209.

On May 22, 2017, the Company issued $5,000 of principal amount of 10% secured convertible promissory notes and 1,000 warrants to purchase common stock at an exercise price of $1. The note is due on May 22, 2020 and is secured by the Company’s accounts receivable and inventory. The outstanding principal amounts and accrued but unpaid interest of the notes is convertible at any time at the option of the holder into common stock at a conversion price of $0.50 per share. The notes the were issued with warrants to purchase up to 1,000 shares of the Company’s common stock at an exercise price of $1.00 per share. As of March 31, 2020, the note was shown net of unamortized discount of $19.

On February 15, 2018, the Company issued a $75,000 12% secured convertible promissory note. The note was due on February 24, 2020 and is secured by the Company’s accounts receivable and inventory and is currently past due. The outstanding principal amounts and accrued but unpaid interest of the notes is convertible at any time at the option of the holder into common stock at a conversion price of $0.50 per share.

On September 17, 2018, the Company issued a $50,000 10% promissory note. The note is due on September 18, 2020. As an incentive to enter into the agreement the noteholder was also granted 10,000 shares valued at $5,000, based on market value of the shares of $0.50 on the date of issuance. On February 9, 2019, the note was amended for the issuance of 50,000 shares of common stock valued at $30,000 based on market value of the shares of $0.60 on the date of issuance, which was recognized as a debt discount, the note holder agreed to a convert the note at a price of $0.50 per share. Additionally, the maturity date of the note was changed to February 8, 2020. As of March 31, 2020, the shares have not been issued and were included in stock payable. As of March 31, 2020, $30,000 of the debt discount has been amortized and the note was shown net of unamortized discount of $0.

On June 2, 2016, the Company issued $50,000 of principal amount of 12% secured convertible promissory notes and 50,000 warrants to purchase common stock. The note was due on August 31, 2018, was later extended to August 31, 2019, bears interest of twelve percent (12%) and is currently past due. The outstanding principal amounts and accrued but unpaid interest of the notes is convertible at any time at the option of the holder into common stock at a conversion price of $1.00 per share. The notes were issued with warrants to purchase up to 50,000 shares of the Company’s common stock at an exercise price of $1.50 per share.

On December 14, 2018, the Company issued a $50,000 4% convertible note. The note was originally due on February 14, 2019 and is convertible at a rate of $0.50 per shares. As an incentive to enter into the agreement, the noteholder was also granted 10,000 shares valued at $5,000, based on market value of the shares of $0.60 on the date of issuance, which was recognized as a debt discount. As of March 31, 2020, $5,000 of the debt discount was amortized. On February 14, 2019, the noteholder agreed to extend the note through October 14, 2020.

On January 25, 2019, the Company issued a $100,000 8% convertible note. The note is due on March 1, 2019, is currently past due, and is convertible at a rate of $0.50 per shares. On April 29, 2020, the noteholder the note was amended to be due on demand but not before January 25, 2021. Additionally, the note holder is due two shares of common stock for every dollar funded. As of December 31, 2019, the noteholder advanced a total of $47,500 and is due 95,000 shares valued at $38,250, based on market value of the shares of $0.40 on the date of issuance, and the Company has made payments of $28,800. As of March 31, 2020, there was an outstanding balance on the note in the amount of $18,700. As of March 31, 2020, $38,250 of the debt discount was amortized and the note was shown net of unamortized discount of $0.

On February 8, 2019, the Company issued a $50,000 10% convertible note. The note is due on February 8, 2020. As an incentive to enter into the agreement the noteholder was also granted 60,000 shares valued at $30,000 which was recognized as a debt discount. For the three months ended March 31, 2020, the Company recorded amortization of the debt discount of $4,204 and $4,192, respectively. As of March 31, 2020, $30,000 of the debt discount has been amortized and the note was shown net of unamortized discount of $0.

On February 19, 2019, the Company issued a $25,000 4% convertible note. The note is due on August 19, 2019 and is convertible at a rate of $0.50 per share On February 14, 2019, the noteholder agreed to extend the note through October 14, 2020. As an incentive to enter into the agreement the noteholder was also granted 5,000 shares valued at $2,500. As of March 31, 2020, the shares have not been issued and were included in stock payable. As of March 31, 2020, $2,500 of the debt discount was amortized and the note was shown net of unamortized discount of $0.

On October 18, 2019, the Company issued a $23,000 10% convertible note. The note is due on October 17, 2021 and was convertible at a rate of $0.50 per share. As an incentive to enter into the agreement, the noteholder was also granted 46,000 shares valued at $15,175, based on market value of the shares of $0.33 on the date of issuance, which was recognized as a debt discount. During the three months ended March 31, 2020, the Company restructured the note to reduce the conversion price to $0.10 per share and the noteholder advanced another $6,000. As consideration the Company issued an additional 12,000 shares of common stock valued at $4,560 and 232,000 warrants valued at $82,131. The Company evaluated the modification under ASC 470-50 and determined that the modifications were considered substantial and qualified for extinguishment accounting under such guidance. As such the Company recorded a loss on extinguishment of debt of $102,905 associated with the excess reacquisition cost of the new debt over the carrying value of the original debt.

On November 5, 2019, the Company entered into a $562,000 convertible note payable, including an original issue discount of $56,200 pursuant to which we borrowed $337,000, including a $37,000 original issue discount in the first tranche during the year ended December 31, 2019. Interest under the convertible promissory note is 12% per annum, and the principal and all accrued but unpaid interest is due 180 days from funding. The note is convertible at the lesser of (i) 70% multiplied by the lowest Trading Price during the previous twenty-five (25) trading day period ending on the latest complete Trading Day prior to the date of the note and 70% of the market price. As an incentive to enter into the agreement the noteholder was also granted 854,000 shares valued at $307,440. The Company analyzed the conversion feature and determined it was required to be bifurcated and recognized as a derivative liability. The Company analyzed the conversion feature and determined it was required to be bifurcated and recognized as a derivative liability. The derivative at inception was valued at $392,061, based on the Black Scholes Merton pricing model. As the fair value of the derivative and the shares issued at inception were in excess of the face amount of the note, the Company recorded a debt discount in the amount of $337,000 to be amortized utilizing the effective interest method of accretion over the term of the note. On January 30, 2020, the Company borrowed an additional $225,000, including a $19,200 original issue discount. As an incentive the noteholder was also granted an additional 476,493 shares valued at $109,593, the Company analyzed the conversion feature and determined it was required to be bifurcated and recognized as a derivative liability. The derivative at inception was valued at $212,798, based on the Black Scholes Merton pricing model. As the fair value of the derivative and the shares issued at inception were in excess of the face amount of the note the Company recorded a debt discount in the amount of $225,000 to be amortized utilizing the effective interest method of accretion over the term of the note. Further, the excess of $161,011 was recognized as a financing cost on the Statement of Operations. For the three months ended March 31, 2020, the Company recorded amortization of the debt discount of $235,681. As of March 31, 2020, $339,946 of the debt discount has been amortized and the note was shown net of unamortized discount of $222,054. On May 5, 2020, Company paid the principal and accrued interest under the first tranche of $357,852 (See note 12).

On November 19, 2019, we entered into a $281,000 convertible note payable, including an original issue discount of $28,100 convertible promissory note pursuant to which we borrowed of $150,000, including a $18,500 discount during the year ended December 31, 2019. Interest under the convertible promissory note is 12% per annum, and the principal and all accrued but unpaid interest is due 180 days from funding. The note is convertible at the lesser of (i) 70% multiplied by the lowest Trading Price during the previous twenty-five (25) trading day period ending on the latest complete Trading Day prior to the date of the note and 70% of the market price. As an incentive to enter into the agreement the noteholder was also granted 427,000 shares valued at $175,070, the Company analyzed the conversion feature and determined it was required to be bifurcated and recognized as a derivative liability. The derivative at inception was valued at $192,226, based on the Black Scholes Merton pricing model. As the fair value of the derivative and the shares issued at inception were in excess of the face amount of the note the Company recorded a debt discount in the amount of $168,500 to be amortized utilizing the effective interest method of accretion over the term of the note. Further, the excess of $104,041 was recognized as a financing cost on the Statement of Operations. For the three months ended March 31, 2020, the Company recorded amortization of the debt discount of $84,715. As of March 31, 2020, $123,814 of   the debt discount has been amortized and the note was shown net of unamortized discount of $44,686. On May 20, 2020, the noteholder agreed to extend the due date of the first tranche of funding until July 19, 2020(See note 12).

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

The Black-Scholes model, adopted by management as an appropriate financial model, utilized the following inputs to value the derivative liabilities at the date of issuance of the convertible note through March 31, 2020:

Risk free interest rate	0.15% - 1.57%
Expected term (years)	0.132 - 0.50
Expected volatility	188% - 263.5
Expected dividends	0%

On January 8, 2020, the Company issued a $26,083 convertible note. The note is due on January 8, 2022 and is convertible at a rate of $0.10 per shares. As an incentive to enter into the agreement the noteholder was also granted 52,166 shares and 208,664 2-year warrants exercisable $0.125.The issuance of the note and warrants resulted in a  discount from the beneficial conversion feature totaling $26,083, including $13,203 attributable to the conversion feature, $10,566 attributable to the warrants, and $2,313 was attributable to the shares. The excess fair value of the consideration given of $16,171 was recorded as financing expense. During the three months ended March 31, 2020, $2,962 of the discount was amortized and the note was shown net of unamortized discount of $23,121.

Interest expense including amortization of the associated debt discount on all of the above convertible notes for the three months ended March 31, 2020 and 2019 was $727,493 and $184,281, respectively.

NOTE 8 - COMMITMENTS AND CONTINGENCIES

Operating Lease Agreements

The Company determines whether or not a contract contains a lease based on whether or not it provides the Company with the use of a specifically identified asset for a period of time, as well as both the right to direct the use of that asset and receive the significant economic benefits of the asset. The Company elected the transition relief package of practical expedients, and as a result, the Company did not assess 1) whether existing or expired contracts contain embedded leases, 2) lease classification for any existing or expired leases, and 3) whether lease origination costs qualified as initial direct costs. The Company elected the short-term lease practical expedient by establishing an accounting policy to exclude leases with a term of 12 months or less.

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

Undiscounted Cash Flows

As of March 31, 2020, the right of use asset and lease liability were shown on the consolidated balance sheet at $46,173 and $48,394, respectively. The table below reconciles the fixed component of the undiscounted cash flows and the total remaining years to the operating lease liability recorded on the consolidated balance sheet as of March 31, 2020:

Amounts due as of March 31, 2020	Operating Leases
2020	$15,120
2021	20,765
2022	21,370
Total minimum lease payments	$57,255
Less: effect of discounting	(8,861)
Present value of future minimum lease payments	$48,394
Less: current obligations under leases	(11,205)
Long-term lease obligations	$37,189

NOTE 9 - STOCK WARRANTS

On January 8, 2020, the Company granted 208,664 warrants with terms of 3.3 years exercisable at $0.125 per share with the issuance of a convertible note payable, valued at $19,277. The warrants were valued using the Black-Scholes option pricing model. Assumptions used in the valuation include the following: a) market value of stock on measurement date of $0.38; b) risk-free rate of 1.61%; c) volatility factor of 166%; d) dividend yield of 0%

On January 8, 2020, the Company granted 232,000 warrants 3.3 years warrants exercisable at $0.125 per share with the issuance of a convertible note payable, valued at $82,131. The warrants were valued using the Black-Scholes option pricing model. Assumptions used in the valuation include the following: a) market value of stock on measurement date of $0.38; b) risk-free rate of 1.61%; c) volatility factor of 166%; d) dividend yield of 0%

On February 5, 2020, the Company granted 1,965,094 warrants with a term of 5 years exercisable at $0.50 per shares warrants, valued $566,269 as part of a note settlement agreement. Additionally, as part of the agreement the Company modified 1,666,666 previously issued to include the same terms of the warrants issued under the agreement. The Company valued the modification of warrants at $215,486, which the difference of the fair value of the warrants before and after the modification and recorded the value to loss on extinguishment of notes payable. The warrants were valued using the Black-Scholes option pricing model. Assumptions used in the valuation include the following: a) market value of stock on measurement date of $0.30-$0.31; b) risk-free rate of 1.48-1.49%; c) volatility factor of 175-177.6%; d) dividend yield of 0%

On February 19, 2020, the Company converted the 76,000 outstanding Series A preferred shares, based on the automatic conversion terms into 205,000 common shares and 76,000 three year warrants exercisable at $1 per share

The following is a summary of stock warrants activity during the period ended March 31, 2020.

	Number of Shares	Weighted Average Exercise Price
Balance, December 31, 2019	2,478,124	$1.00
Warrants granted and assumed	4,147,758	$0.47
Warrants expired	-	-
Warrants canceled	(1,666,666)	$1.00
Warrants exercised	-	-
Balance outstanding and exercisable, March 31, 2020	4,959,882	$0.56

The following is a summary of stock warrants activity during the period ended March 31, 2019.

	Number of Shares	Weighted Average Exercise Price
Balance, December 31, 2018	2,395,624	$1.00
Warrants granted and assumed	50,500	$1.00
Warrants expired	-	-
Warrants canceled	-	-
Warrants exercised	-	-
Balance outstanding and exercisable, March 31, 2020	2,446,124	$1.00

NOTE 10 - STOCKHOLDERS’ EQUITY

The Company is authorized to issue 9,990,000 shares of it $0.001 par value preferred stock and 100,000,000 shares of its $0.001 par value common stock.

The Company has also designated 76,000 shares of Series A Preferred Stock. Each share of Series A Preferred Stock is convertible, at any time, at the option of the holder, into five shares of our common stock and one warrant to purchase one share of our common stock at $1.00 per share. All Preferred Stock automatically converts into shares of the Company’s common stock and warrants after three years from the original issue date of the Preferred Stock. On February 19, 2020 the Company converted the 76,000 outstanding Series A preferred shares, based on the automatic conversion terms into 205,000 common shares and 76,000 warrants have been issued, with the remaining 175,000 shares of common stock still to be issued and recognized as stock payable.

On January 3, 2020, the Company issued 200,000 shares of common stock for $50,000.

On January 3, 2020, the Company issued 100,000 shares for services with a fair value of $39,000, based on stock price on date of issuance.

On January 30, 2020, the Company issued 15,000 shares for services with a fair value of $6,390 that were due during the year ended December 31, 2019 and included in stock payable.

On February 5, 2020, the Company issued 4,000,000 shares for the settlement of debt with a fair value of $1,240,000, based on stock price on date of issuance.

On February 5, 2020, the Company issued 3,600,000 shares for services with a fair value of $1,116,000, based on stock price on date of issuance.

On March 9, 2020, the Company cancelled a consulting agreement entered into during the year ended December 31, 2019. As a result, the Company received and cancelled 500,000 shares of common stock valued $125,000, based on stock price on date of issuance.

On March 10, 2020, the Company issued 300,000 shares for services with a fair value of $75,000 based on stock price on date of issuance.

On March 11, 2020, the Company received $100,000 for the issuance of 500,000 shares of common stock. As of March 31, 2020, the shares have not been issued and included in stock payable.

NOTE 11 - SUBSEQUENT EVENTS

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

On April 2, 2020, the board issued 5,000 shares of the Series B Preferred Stock to the Company’s Chief Executive Officer and President, Michael Stebbins, and 5,000 shares of the Series B Preferred Stock to the Company’s Secretary and Treasurer, Robertson Orr.

April 1, 2020, the Company issued 500,000 shares of common stock for $100,000 cash.

On November 5, 2019, the Company entered into a $562,000 convertible note payable, including an original issue discount of $56,200 pursuant to which we borrowed $337,000, including a $37,000 original issue discount in the first tranche. Interest under the convertible promissory note is 12% per annum, and the principal and all accrued but unpaid interest is due 180 days from funding. On May 5, 2020, Company paid the principal and accrued interest under the first tranche of $357,582.

On March 4, 2020, the Company issued a $12,000 promissory note. On April 17, 2020, the note and accrued interest in the amount of $12,140 was paid.

On May 5, 2020, the Company issued a $350,000 6% convertible note. The note is due on May 1, 2021 and is convertible at a rate of $0.125 per shares. As an incentive to enter into the agreement the noteholder was also granted 1,500,000 shares valued at $210,000. As of the date of the filing the shares have not been issued.

On November 19, 2019, we entered into a $281,000 convertible note payable, including an original issue discount of $28,100 convertible promissory note pursuant to which we borrowed of $150,000, including a $18,500 discount during the year ended December 31, 2019. Interest under the convertible promissory note is 12% per annum, and the principal and all accrued but unpaid interest is due 180 days from funding. On May 20, 2020, the noteholder agreed to extend the due date of the first tranche of funding until July 19, 2020

On January 25, 2019, the Company issued a $100,000 8% promissory note. The note was due on March 1, 2019, is currently past due, and is convertible at a rate of $0.50 per shares. On April 29, 2020, the note was amended to be due on demand but not before January 25, 2021 and the conversion price was changed to $0.10. As consideration the Company granted 140,000 3 year warrants exercisable at $0.125 per share.

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

Our trutankless® water heaters were officially launched in the first quarter of 2014 and is sold throughout the wholesale plumbing distribution channel. We began generating revenue in the first quarter of 2014. As of the fiscal year ended December 31, 2014, we generated $238,912 in revenue. As of the fiscal year ended December 31, 2015, we generated $265,504 in revenue. As of the fiscal year ended December 31, 2016, we generated $429,582 in revenue. As of the fiscal year ended December 31, 2017, we generated $695,857 in revenue. As of the fiscal year ended December 31, 2018, we generated $1,537,958 in revenue. As of the fiscal year ended December 31, 2019, we generated $1,908,708. As of the three months ended March 31, 2020, we generated $539,561 in revenue.

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

Recent Developments

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

Like most businesses world-wide, the COVID-19 Pandemic has impacted us financially; however, we cannot presently predict the scope and severity with which COVID-19 will impact our business, financial condition, results of operations and cash flows. However, COVID-19 has caused severe disruptions in client support, development and limited access to the Company’s books and records resulting in limited support from staff and professional advisors. This has, in turn, delayed the Company’s ability to conduct necessary work to finalize its financial statements which may otherwise impact the Company’s ability to complete its Quarterly Report. Notwithstanding the foregoing, we anticipate filing our Quarterly Report on or before June 29, 2020, which is within the 45-day period from the Report’s original filing deadline of May 15, 2020, provided by SEC Release No. 34-88465.

Certificate of Designation – Series B Preferred Stock

On April 2, 2020, we filed a certificate of designation of preferences, rights and limitations (the “Certificate of Designation”) of Series B Preferred Stock (the “Series B Preferred Stock”), with the Secretary of State of Nevada, designating 10,000 shares of preferred stock, par value $0.001 of the Company, as Series A Preferred Stock.

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

RESULTS OF OPERATIONS

Results of Operations for the three months ended March 31, 2020 compared with the three months ended March 31, 2019.

Revenues

In the three months ended March 31, 2020, we generated $539,561 in revenues, as compared to $638,275 in revenues in the prior year. The decrease in sales was attributable to less sales of our trutankless® residential and light commercial products. Cost of goods sold was $246,532 in the three months ended March 31, 2020, as compared to $468,363 in the three months ended March 31, 2019. This decrease in cost of goods sold was primarily attributable to a decrease in cost of inventory.

To the knowledge of management, the Company is unaware of any trends or uncertainties in the sales or costs of our products and services for the periods discussed.

Expenses

Operating expenses totaled $773,760 during the three months ended March 31, 2020 as compared to $1,120,523 in the prior year. In the three-month period ended March 31, 2020, our expenses primarily consisted of General and Administrative of $378,732, Research and Development of $64,078 and Professional fees of $330,950.

General and administrative fees decreased $17,492, or approximately 4% to $378,732 for the three months ended March 31, 2020 from $396,224 for the three months ended March 31, 2019. This decrease was primarily due to a decrease in wages and marketing.

Research and development increased $13,345, or approximately 26% to $64,078 for the three months ended March 31, 2020 from $50,733 for the three months ended March 31, 2019. This increase is attributed primarily to the additional consulting fees associated with the Company’s research and development efforts.

Professional fees decreased $342,616, or approximately 51% to $330,950 for the three months ended March 31, 2020 from $673,566 for the three months ended March 31, 2019. Professional fees decreased due to a decrease in consulting fees associated with business development.

Other Expenses

Interest expense increased $370,602 to $554,820 in the three months ended March 31, 2020 from $184,218 in the three months ended March 31, 2019. The increase was the result of an increase in notes payable with interest accruals.

Net Loss

In the three months ended March 31, 2020, we generated a net loss of $3,502,149, an increase of $2,367,320 from $1,134,829 for the three months ended March 31, 2019. This increase was attributable to the Company spending more towards developing its technology.

Going Concern

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles that contemplate the continuance of the Company as a going concern.

Management evaluated all relevant conditions and events that are reasonably known or reasonably knowable, in the aggregate, as of the date the consolidated financial statements are issued and determined that substantial doubt exists about the Company’s ability to continue as a going concern within one year from the date of this filing. The Company’s ability to continue as a going concern is dependent on the Company’s ability to generate revenues and raise capital. The Company has not generated sufficient revenues from product sales to provide sufficient cash flows to enable the Company to finance its operations internally. As of March 31, 2020, the Company had $46,505 cash on hand. At March 31, 2020, the Company has an accumulated deficit of $35,928,131.

For the three months ended March 31, 2020, the Company had a net loss of $3,599,529, and cash used in operations of $346,070. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Liquidity and Capital Resources

At March 31, 2020, we had an accumulated deficit of $35,928,131. Primarily because of our history of operating losses and our recording of note payables, we have a working capital deficiency of $2,432,404 at March 31, 2020. Losses have been funded primarily through issuance of common stock and borrowings from our stockholders and third-party debt. As of March 31, 2020, we had $46,505 in cash, $310,942 in accounts receivable, $36,686 in inventory, and $1,410,738 in prepaid expenses. We used net cash in operating activities of $346,070 for the three months ended March 31, 2020.

Cash Flows from Operating, Investing and Financing Activities

The following table provides detailed information about our net cash flow for all financial statement periods presented in this Quarterly Report. To date, we have financed our operations through the issuance of stock and borrowings.

The following table sets forth a summary of our cash flows for the three months ended March 31, 2020 and 2019:

	Three months ended March 31,
	2020	2019
Net cash used in operating activities	$(346,070)	$(724,500)
Net cash used in investing activities	-	-
Net cash provided by financing activities	388,233	909,977
Net increase/(decrease) in Cash	42,163	185,477
Cash, beginning	4,342	9,668
Cash, ending	$46,505	$195,145

Operating activities - Net cash used in operating activities was $346,070 for the three months ended March 31, 2020, as compared to $724,500 used in operating activities for the same period in 2019. The decrease in net cash used in operating activities was primarily due to a lower volume of units sold and increase in research and development and consulting contract cost.

Investing activities - Net cash used in investing activities for the three months ended March 31, 2020 was $0, as compared to $0 for the same period of 2019.

Financing activities - Net cash provided by financing activities for the three months ended March 31, 2020 was $388,233, as compared to $909,977 for the same period of 2019. The decrease of net cash provided by financing activities was mainly attributable to less equity financing.

Ongoing Funding Requirements

As of March 31, 2020, we continue to use traditional and/or debt financing to provide the capital we need to run the business. It is possible that we may need additional funding to enable us to fund our operating expenses and capital expenditures requirements.

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

There have been no material changes to our critical accounting policies as compared to the critical accounting policies and significant judgements and estimates disclosed in our Annual Report on Form 10-K/A for the year ended December 31, 2019, filed with the SEC on April 23, 2020.

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

Item 1A. Risk Factors

The risk factors listed in our 2019 Form 10-K/A, filed with the Securities Exchange Commission on April 23, 2020, are hereby incorporated by reference.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On January 1, 2020, the Company entered into an agreement to consolidate three notes payable dated February 2, 2018 and May 16, 2019 into one $300,000, 12% note due June 1, 2021. As consideration the Company issued the note holder 175,000 shares of common stock valued at $68,250.

On January 1, 2020, the Company entered into an agreement to consolidate two notes payable dated June 11, 2018 and September 6, 2016 into one $260,000, 12% note due June 1, 2021. As consideration the Company issued the note holder 175,000 shares of common stock valued at $68,250.

On January 3, 2020, the Company issued 200,000 shares of common stock for $50,000.

On January 3, 2020, the Company issued 100,000 shares for services with a fair value of $39,000, based on stock price on date of issuance.

On January 30, 2020, the Company issued 15,000 shares for services with a fair value of $6,390 that were due during the year ended December 31, 2019 and included in stock payable.

On January 30, 2020, the Company issued 52,166 shares of common stock valued at 16,171 in connection with the issuance of a certain notes payable.

On January 30, 2020, the Company issued 12,000 shares of common stock valued at $3,720 in connection with the modification of a certain notes payable.

On February 5, 2020, the Company issued 3,600,000 shares for services with a fair value of $1,116,000

On February 5, 2020, the Company issued 4,000,000 shares for services with a fair value of $1,240,000

On February 19, 2020, the Company converted the 76,000 outstanding Series A preferred shares, based on the automatic conversion terms into 205,000 common shares and 76,000 warrants have been issued, with the remaining 175,000 shares of common stock still to be issued and recognized as stock payable.

On November 5, 2019, the Company entered into a $562,000, convertible note payable including an original issue discount of $56,200 convertible promissory note pursuant to which we borrowed of $337,000 during the year ended December 31, 2019. On February 7, 2020, we borrowed an additional $225,000, including an original issue discount of $25,000 and granted the noteholder an additional 476,493 shares of common stock valued at $147, 713.

On March 9, 2020, the Company cancelled a consulting agreement entered into during the year ended December 31, 2019. As a result, the Company received and cancelled 500,000 shares of common stock.

On March 10, 2020, the Company issued 300,000 shares for services with a fair value of $75,000.

On March 10, 2020, the Company issued 50,000 shares of common stock valued at $12,500 in connection with extending certain notes payable.

On March 11, 2020, the Company received $100,000 for the issuance of 500,000 shares of common stock. As of March 31, 2020, the shares have not been issued and included in stock payable.

Warrants and Preferred Stock

On January 8, 2020, the Company granted 208,664 warrants 3.3 years warrants exercisable at $0.125 per share with the issuance of the of a convertible note payable valued at $19,277.

On January 8, 2020, the Company granted 232,000 warrants 3.3 years warrants exercisable at $0.125 per share with the issuance of the of a convertible note payable valued at $82,131.

On February 5, 2020, the Company granted 1,965,094 warrants 5 year warrants exercisable at $0.50 per shares warrants valued $566,269 as part of a note settlement agreement. Additionally, as part of the agreement the Company modified 1,666,666 previously issued to include the same terms of the warrants issued under the agreement. The Company valued the modification of warrants at $215,448, which the difference of the fair value of the warrants before and after the modification.

On February 19, 2020, the Company converted the 76,000 outstanding Series A preferred shares, based on the automatic conversion terms into 205,000 common shares and 76,000 three year warrants exercisable at $1 per share

We believe that the above issuances and sale of the securities was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2) and Regulation D Rule. The securities were sold directly by us and did not involve a public offering or general solicitation. The recipients of the securities were afforded an opportunity for effective access to files and records of the Registrant that contained the relevant information needed to make their investment decision, including the financial statements and 34 Act reports. We reasonably believed that the recipients, immediately prior to the sale of the securities, were accredited investors and had such knowledge and experience in our financial and business matters that they were capable of evaluating the merits and risks of their investment. The management of the recipients had the opportunity to speak with our management on several occasions prior to their investment decision. There were no commissions paid on the issuance and sale of the securities.

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

On April 2, 2020, the board issued 5,000 shares of the Series B Preferred Stock to the Company’s Chief Executive Officer and President, Michael Stebbins, and 5,000 shares of the Series B Preferred Stock to the Company’s Secretary and Treasurer, Robertson Orr.

On April 1, 2020, the Company issued 500,000 shares of common stock for $100,000 cash.

On May 1, 2020, the Company issued a $350,000 6% convertible note. The note is due on May 1, 2021 and is convertible at a rate of $0.125 per shares. As an incentive to enter into the agreement the noteholder was also granted 1,500,000 shares valued at $210,000. As of the date of the filing the shares have not been issued.

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

Issuer Purchases of Equity Securities

The Company did not repurchase any of its equity securities during the period ended March 31, 2020.

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

TRUTANKLESS, INC.

(Registrant)

By: /s/ Michael Stebbins

Michael Stebbins, CEO,

Principal Financial Officer and

Principal Executive Officer

Date: June 3, 2020