Form 10-Q
period 2020-06-30
Trutankless, Inc.
filed 2020-08-20
CIK 1429393

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [X]	Smaller reporting company [X]
Emerging growth company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ]  No [X]

The number of shares of Common Stock, $0.001 par value, outstanding on August 10, 2020, was 61,742,051 shares.

TRUTANKLESS, INC.

QUARTERLY PERIOD ENDED JUNE 30, 2020

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

TRUTANKLESS INC.

CONSOLIDATED BALANCE SHEETS

	June 30, 2020	December 31, 2019
	Unaudited
ASSETS
Current assets
Cash	$34,536	$4,342
Accounts receivable	535,093	270,381
Inventory	22,633	106,958
Prepaid consulting expenses	549,584	373,072
Total current assets	1,141,846	754,753

Other Assets
Prepaid consulting expenses - long term	725,447	108,260
Right to use asset	42,112	50,234
Other assets	13,710	13,994
Total other assets	781,269	172,488

Total assets	$1,923,115	$927,241

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable and accrued liabilities	$961,225	$1,189,370
Lease liability	14,417	14,723
Accrued interest payable - related party	174,759	18,668
Derivative liability	549,920	613,716
Payroll protection program loan payable	107,485	-
Notes payable	68,350	69,150
Notes payable, net of debt discount	585,681	411,807
Convertible notes payable, net of debt discount	895,343	1,583,066
Total current liabilities	3,357,180	3,900,500

Lease liability - long-term	30,353	37,189
Convertible notes payable - long term, net of debt discount	49,748	17,242
Notes payable - related party	500,000	-
Total long-term liabilities	580,101	54,431

Total liabilities	3,937,281	3,954,931

Stockholders' deficit
Preferred stock, $0.001 par value, 10,000,000 shares authorized, 0 and 76,000 shares issued and outstanding as of June 30, 2020 and December 31, 2019, respectively	-	76
Series B Preferred stock, $0.001 par value, 10,000 shares authorized, 10,000 and 0 shares issued and outstanding as of June 30, 2020 and December 31, 2019, respectively	10	-
Common stock, $0.001 par value, 100,000,000 shares authorized, 58,407,047 and 45,427,303 shares issued and outstanding as of June 30, 2020 and December 31, 2019, respectively	58,407	45,427
Additional paid in capital	36,843,648	28,928,084
Subscriptions payable	616,411	424,705
Accumulated deficit	(39,532,642)	(32,425,982)
Total stockholders' deficit	(2,014,166)	(3,027,690)

Total liabilities and stockholders' deficit	$1,923,115	$927,241

See accompanying notes to consolidated financial statements.

TRUTANKLESS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the three months ended June 30,		For the six months ended June 30,
	2020	2019	2020	2019

Revenue	$538,702	$419,894	$1,078,263	$1,058,169

Cost of goods sold	(543,476)	(464,779)	(790,008)	(933,142)

Gross profit (loss)	(4,774)	(44,885)	288,255	125,027

Operating expenses
General and administrative	404,173	421,472	782,905	817,696
Research and development	-	119,841	64,078	170,574
Professional fees	3,417,572	346,675	3,748,522	1,020,241
Total operating expenses	3,821,745	887,988	4,595,505	2,008,511

Loss from operations	(3,826,519)	(932,873)	(4,307,250)	(1,883,484)

Other income (expenses)
Interest expense	(174,643)	(188,307)	(729,463)	(372,525)
Gain (loss) on change of derivative liability	439,732	-	(61,582)	-
Loss on settlement of notes payable	-	-	-	(126,814)
Loss on extinguishment of notes	(43,081)	-	(2,008,365)	-
Total other income (expenses)	222,008	(188,307)	(2,799,410)	(499,339)

Net loss before tax provision	(3,604,511)	(1,121,180)	(7,106,660)	(2,382,823)
Tax provision	-	-	-	-
Net loss	$(3,604,511)	$(1,121,180)	$(7,106,660)	$(2,382,823)

Net loss per common share - basic and diluted	$(0.06)	$(0.03)	$(0.13)	$(0.06)

Weighted average number of common shares outstanding - basic and diluted	55,762,885	38,358,544	53,339,681	36,821,069

See accompanying notes to consolidated financial statements.

TRUTANKLESS INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

For the three and six months ended June 30, 2020

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Subscriptions Payable	Accumulated Deficit	Total Stockholders' Deficit

Balance, December 31, 2019	76,000	$76	45,427,303	$45,427	$28,928,084	$424,705	$(32,425,982)	$(3,027,690)
Stock issued for cash	-	-	200,000	200	49,800	125,000	-	175,000
Stock issued for services	-	-	4,015,000	4,015	1,232,375	63,610	-	1,300,000
Rescission and retirement of shares for services	-	-	(500,000)	(500)	(124,500)	-	-	(125,000)
Share and warrants issued for debt extensions	-	-	578,659	579	163,769	-	-	164,348
Conversion of preferred stock to common	(76,000)	(76)	205,000	205	(164)	35	-	-
Shares and warrants issued to extinguish debt	-	-	4,362,000	4,362	2,239,737	-	-	2,244,099
Net loss	-	-	-	-	-	-	(3,502,149)	(3,502,149)
Balance, March 31, 2020	-	$-	54,287,962	$54,288	$32,489,101	$613,350	$(35,928,131)	$(2,771,392)

Stock issued for cash	-	-	1,800,000	1,800	273,200	(118,000)	-	157,000
Stock issued for services	10,000	10	25,000	25	3,079,070	106,396	-	3,185,501
Rescission and retirement of shares issued in connection with debt	-	-	(674,000)	(674)	(174,566)	-	-	(175,240)
Share and warrants issued for debt extensions	-	-	-	-	34,086	8,995	-	43,081
Stock and warrants issued in connection with debt	-	-	2,968,085	2,968	804,581	5,670	-	813,219
Reclass of derivative upon payoff of convertible debt	-	-	-	-	338,176	-	-	316,572
Net loss	-	-	-	-	-	-	(3,604,511)	(3,604,511)
Balance, June 30, 2020	10,000	$10	58,407,047	$58,407	$36,843,648	$616,411	$(39,532,642)	$(2,014,166)

See accompanying notes to consolidated financial statements.

TRUTANKLESS INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

For the three and six months ended June 30, 2019

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Subscriptions Payable	Accumulated Deficit	Total Stockholders' Deficit

Balance, December 31, 2018	76,000	$76	34,739,902	$34,740	$25,364,090	$178,000	$(27,532,752)	$(1,955,846)

Stock issued for cash	-	-	134,000	134	66,866	627,500	-	694,500
Stock issued for services	-	-	900,000	900	449,100		-	450,000
Shares for beneficial conversion feature	-	-	150,000	150	74,850	95,000	-	170,000
Stock issued for settlement of notes payable	-	-	-	-	-	276,384	-	276,384
Net loss	-	-	-	-	-	-	(1,261,643)	(1,261,643)
Balance, March 31, 2019	76,000	$76	35,923,902	$35,924	$25,954,906	$1,176,884	$(28,794,395)	$(1,776,175)

Stock issued for cash	-	-	2,867,000	2,867	753,883	(294,000)	-	462,750
Stock issued for services	-	-	196,300	196	55,129	-	-	55,325
Stock issued for settlement of notes payable	-	-	-	-	-	13,333	-	13,333
Net loss	-	-	-	-	-	-	(1,121,180)	(1,121,180)
Balance, June 30, 2019	76,000	$76	38,987,202	$38,987	$26,763,918	$896,217	$(29,915,575)	$(2,216,377)

See accompanying notes to consolidated financial statements.

TRUTANKLESS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the six months ended June 30,
	2020	2019
Cash Flows from Operating Activities
Net loss	$(7,106,660)	$(2,382,823)
Adjustments to reconcile net loss to net cash provided by operating activities:
Shares issued for services	4,185,261	505,325
Gain on change in derivative liability	61,582	-
Loss on extinguishment of notes payable	2,008,365	-
Loss on settlement of notes payable		126,813
Depreciation and amortization	284	616
Non-cash operating lease expense	8,122	6,621
Amortization of debt discount	775,854	253,313
Changes in assets and liabilities
Accounts receivable	(264,712)	24,531
Inventory	84,325	45,391
Prepaid expenses	(793,699)	96,654
Customer deposit	-	900
Accounts payable	(228,145)	74,076
Lease liability	(7,142)	(8,122)
Interest payable - related party	156,091	(5,269)
Net cash used in operating activities	(1,120,474)	(1,261,974)

Cash Flows from Investing Activities:
Net cash used in investing activities	-	-

Cash Flows from Financing Activities:
Advances	-	22,177
Proceeds from convertible notes payable	1,142,333	112,500
Repayments of convertible notes payable	(412,600)	(4,800)
Proceeds from payroll protection program loan payable	107,485	-
Proceeds from notes payable	12,000	137,000
Repayments from notes payable	(29,750)	-
Repayments from notes payable - related party	(800)	(30,000)
Proceeds from sale of common stock, net of offering costs	332,000	1,157,250
Net cash provided by financing activities	1,150,668	1,394,127

Net increase in cash	30,194	132,153

Cash, beginning of period	4,342	9,668

Cash, end of period	$34,536	$141,821

Supplemental disclosure of cash flow information
Cash paid for interest	$198,270	$11,250
Cash paid for taxes	$-	$-

SUPPLEMENTARY DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Recognition of right of use asset and liability	$-	$64,978
Derivative Liability written off to APIC	$316,572	$-
Reclassification of notes payable to convertible notes payable	$1,060,000	$100,000
Notes and accrued interest settled with stock	$400,000	$162,904

See accompanying notes to consolidated financial statements.

TRUTANKLESS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2020

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

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (GAAP) and applicable rules and regulations of the Securities and Exchange Commission (SEC) regarding interim financial reporting. Certain information and note disclosures normally included in the consolidated financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. As such, the information included in the consolidated financial statements for the three and six months ended June 30, 2020 should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s Form 10-K/A for the Company’s fiscal year ended December 31, 2019, as filed with the SEC on April 24, 2020.

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

Earnings per share

The Company follows ASC Topic 260 to account for the earnings per share. Basic earnings per common share (“EPS”) calculations are determined by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per common share calculations are determined by dividing net income by the weighted average number of common shares and dilutive common share equivalents outstanding. During periods of net loss, all common stock equivalents are excluded from the diluted EPS calculation because they are antidilutive. Potential equivalent shares of Common Stock as of June 30, 2020 that have been excluded from the computation of diluted net loss per share amounted to 15,872,458 shares of Common Stock, which included 2,478,124 shares of Common Stock underlying outstanding warrants and 13,394,334 shares of Common Stock underlying outstanding convertible notes payable.

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

The reported fair values for financial instruments that use Level 2 and Level 3 inputs to determine fair value are based on a variety of factors and assumptions. Accordingly, certain fair values may not represent actual values of the Company’s financial instruments that could have been realized as of June 30, 2020 or that will be recognized in the future, and do not include expenses that could be incurred in an actual settlement. The carrying amounts of the Company’s financial assets and liabilities, such as cash, accounts receivable, receivables from related parties, prepaid expenses and other, accounts payable, accrued liabilities, and related party and third-party notes payables approximate fair value due to their relatively short maturities. The Company’s notes payable to related parties approximates the fair value of such instrument based upon management’s best estimate of terms that would be available to the Company for similar financial arrangements at June 30, 2020 and December 31, 2019.

Financial assets and liabilities measured at fair value on a recurring basis are summarized below as of June 30, 2020:

	Level 1	Level 2	Level 3	Total
Liabilities
Derivative Financial Instruments	$-	$-	$549,920	$549,920

As of June 30, 2020, the Company’s stock price was $0.23, risk-free discount rate of 0.18% and volatility of 327.9%

The following table provides a summary of the changes in fair value, including net transfers in and/or out, of the derivative financial instruments, measured at fair value on a recurring basis using significant unobservable inputs:

The following tables provides a summary of the changes in fair value, including net transfers in and/or out, of the derivative financial instruments, measured at fair value on a recurring basis using significant unobservable inputs for the three months ended June 30, 2020:

Amount
Balance March 31, 2020	$1,327,828
Derivative reclassed to additional paid in capital	(338,176)
Change in fair market value of derivative liabilities	(439,732)
Balance June 30, 2020	$549,920

The following tables provides a summary of the changes in fair value, including net transfers in and/or out, of the derivative financial instruments, measured at fair value on a recurring basis using significant unobservable inputs for the six months ended June 30, 2020:

Amount
Balance December 31, 2019	$613,716
Debt discount originated from derivative liabilities	124,037
Financing cost recorded	88,761
Derivative reclassed to additional paid in capital	(338,176)
Change in fair market value of derivative liabilities	61,582
Balance June 30, 2020	$549,920

Financial assets and liabilities measured at fair value on a recurring basis are summarized below as of December 31, 2019:

	Level 1	Level 2	Level 3	Total
Liabilities
Derivative Financial Instruments	$-	$-	$613,716	$613,716

As of December 31, 2019, the Company’s stock price was $0.35, risk-free discount rate of 1.60% and volatility of 182%.

The following tables provides a summary of the changes in fair value, including net transfers in and/or out, of the derivative financial instruments, measured at fair value on a recurring basis using significant unobservable inputs for the year ended December 31, 2019:

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

Management evaluated all relevant conditions and events that are reasonably known or reasonably knowable, in the aggregate, as of the date the consolidated financial statements are issued and determined that substantial doubt exists about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent on the Company’s ability to generate revenues and raise capital. The Company has not generated sufficient revenues from product sales to provide sufficient cash flows to enable the Company to finance its operations internally. As of June 30, 2020, the Company had $34,536 cash on hand. At June 30, 2020, the Company has an accumulated deficit of $39,532,642. For the six months ended June 30, 2020, the Company had a net loss of $7,106,660, and cash used in operations of $1,120,474. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year from the date of filing.

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

COVID-19 Pandemic

In December 2019, an outbreak of a novel strain of coronavirus originated in Wuhan, China (“COVID-19”) and has since spread worldwide, including to the Unites States, posing public health risks that have reached pandemic proportions (the “COVID-19 Pandemic”). The COVID-19 Pandemic poses a threat to the health and economic wellbeing of our employees, customers and vendors. Like most businesses world-wide, the COVID-19 Pandemic has impacted the Company financially; however, management cannot presently predict the scope and severity with which COVID-19 will impact our business, financial condition, results of operations and cash flow.

NOTE 3 - INVENTORY

Inventories consist of the following at:

	June 30, 2020	December 31, 2019
Finished goods	22,633	106,958
Total	$22,633	$106,958

NOTE 4 - ACCOUNTS RECEIVABLE, NET

Accounts receivable consist of the following at:

	June 30, 2020	December 31, 2019
Accounts receivable	641,934	377,222
Allowance for doubtful accounts	(106,841)	(106,958)
Total	$535,093	$270,381

NOTE 5 - PREPAID CONSULTING EXPENSES

Prepaid consulting expense was $1,275,031 and $481,335 as of June 30, 2020 and December 31, 2019, respectively. During the six months ended June 30, 2020, the Company was required to issue 5,015,000 shares of stock for consulting agreements with a term ranging from 6 months to 4 years. The Company considered the market price of the common stock issued and fair value of the services rendered and determined that the market prices of the shares on the date issued of $1,338,890 was the more readily determinable values. The Company recorded amortization of the prepaid stock compensation amounting to $238,207 and $545,194 for the three and six months ended June 30, 2020 and $126,454 and $261,977 for the three and six months ended June 30, 2019, respectively.

NOTE 6 - RELATED PARTY

As of June 30, 2020, and December 31, 2019, the Company had notes payable due to officers and directors of the Company in the amount of $68,350 and $69,150, respectively. The notes have interest rate that range from 5%-12% and are due on demand.

In January 2019, the Company executed a lease agreement with Templar Asset Group, LLC, a related party. The lease term is one year at a rate of $4,200 per month for a period of one year with an option to continue a month to month basis thereafter (See Note 8).

On February 5, 2020, the Company agreed to settle a certain $900,000 convertible note payable issued to a shareholder dated August 2, 2016 and $312,006 in accrued interest. As part of the settlement the Company issued 1,000,000, 5 year warrants exercisable at $0.50 per share valued at $781,755 (See Note 9), 4,000,000 shares of common stock valued at $1,240,000, based on stock price on date of issuance, in settlement of $400,000 of the principal balance of the note, and issued a new $500,000 11% promissory note. The issuance of the shares and warrants under the agreement resulted in the noteholder becoming a more than 5% shareholder and a related party.

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

Interest expense associated with the related party notes for the six months ended June 30, 2020 and 2019 was $25,973 and $3,951, respectively.

NOTE 7 - NOTES PAYABLE

Notes payable consist of the following at:

	June 30, 2020	December 31, 2019
Note payable, secured, 12% interest, due July 2020	$-	$150,000
Note payable, secured, 12% interest, due July 2020	-	100,000
Note payable, secured, 12% interest, due January 2020	-	50,000
Note payable, secured, 12% interest, due July 2020	-	100,000
Note payable, secured, 12% interest, due June 1, 2021	260,000	-
Note payable, secured, 12% interest, due June 1, 2021	300,000	-
Note payable, secured, 12% interest, due October 2019	-	5,750
Note payable, secured, 12% interest, due March 2020	-	12,000
Note payable, secured, 10% interest, due June 2021	345,000	-
Payroll protection program loan payable, secured, 1% interest, due May 4, 2022	107,485	-
Total Notes Payable	$1,012,485	$417,750

Less unamortized debt discounts	(319,319)	(5,943)
Total Notes Payable	693,166	411,807
Less current portion	(693,166)	(411,807)
Total Notes Payable - long term	$-	$-

On September 2, 2016, the Company issued a $100,000 12% promissory note. The note was due on September 1, 2017. As an incentive to enter into the agreement the noteholder was also granted 25,000 shares valued at $25,000 which was recognized as a debt discount. On May 16, 2019, the maturity date of the note was extended to July 1, 2020 for the issuance of 50,000 shares of common stock valued at $21,000, which was recognized as a debt discount over the extended maturity date, which was recognized as a debt discount over the extended maturity date. As of June 30, 2020, the full amounts of the debt discount have been amortized.

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

During the year ended December 31, 2018, the Company issued $160,000 of principal amount of 12% secured convertible promissory notes and warrants to purchase common stock. The notes were due between May and August 2018 and bear interest of percent (12%). The notes are secured by all of the Company’s assets. The outstanding principal amounts and accrued but unpaid interest of the notes is convertible at any time at the option of the holder into common stock at a conversion price of $1.00 per share. The notes were issued with warrants to purchase up to 160,000 shares of the Company’s common stock which were valued at $119,616. On May 16, 2019, the maturity date of the note was extended to January 11, 2020 for the issuance of 90,000 shares of common stock valued at $45,900. As of June 30, 2020, $165,516 of the debt discount was amortized and the note was shown net of unamortized discount of $0.

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

On March 1, 2019, the Company issued a $12,000 12% promissory note. The note was due on March 1, 2020 and was paid in full during the six months ended June 30, 2020.

On March 4, 2020, the Company issued a $12,000 10% promissory note. The note is due on March 4, 2021. On March 4, 2020, the Company issued a $12,000 promissory note. On April 17, 2020, the note and accrued interest in the amount of $12,140 was paid.

On June 2, 2020, the Company entered into a $345,000 note payable, including an original issue discount of $34,500 convertible promissory note. Interest under the convertible promissory note is 12% per annum, and the principal and all accrued but unpaid interest is due twelve (12) months from funding with monthly payment of $37,150 beginning on September 1, 2020. The holder has the right upon an event of default to convert the note and accrued interest into common shares at the closing bid price on the date preceding the notice of conversion. As an incentive to enter into the agreement, the noteholder was also granted 1,468,085 shares valued at $308,298, based on market value of the shares of $0.21 on the date of issuance which was recognized as a debt discount. During the six months ended June 30, 2020, $23,479 of the discount was amortized and the note was shown net of unamortized discount of $319,319.

On May 4, 2020, we received funds under the Paycheck Protection Program, a part of the CARES Act. The loan is serviced by Bank of America, and the application for these funds required us to, in good faith, certify that the current economic uncertainty made the loan necessary to support our ongoing operations. We used the funds for payroll and related costs. The receipt of these funds, and the forgiveness of the loan attendant to these funds, is dependent on our ability to adhere to the forgiveness criteria. The loan bears interest at a rate of 1.0% per annum and matures on May 4, 2022, with the first payment deferred until November 2020. Under the terms of the PPP, certain amounts may be forgiven if they are used in accordance with the CARES Act. The Company believes that the full amount of the $107,485 Paycheck Protection Program loan will be forgiven and therefore the entire loan is classified as current liability in the accompanying Balance Sheet.

Interest expense including amortization of the associated debt discount for the six months ended June 30, 2020 and 2019 was $40,163 and $78,825, respectively.

Convertible notes payable, net of debt discount consist of the following:

	June 30, 2020	December 31, 2019
Convertible note payable, secured, 12% interest, due August 31, 2019, convertible at $1 per share	50,000	50,000
Convertible note payable, secured, 12% interest, due 120 days after delivery of payment notice from lender or November 1, 2019, convertible at $0.25 per share	-	900,000
Convertible note payable, secured, 12% interest, due February 1, 2021, convertible at $1 per share	100,000	100,000
Convertible note payable, secured, 12% interest, due May 2, 2020, convertible at $1 per share	50,000	50,000
Convertible note payable, secured, 12% interest, due May 22, 2020, convertible at $1 per share	5,000	5,000
Convertible note payable, secured, 12% interest, due Feb 15, 2021, convertible at $1 per share	75,000	75,000
Convertible notes payable, secured, 4% interest, due October 14, 2020	75,000	75,000
Convertible note payable, secured, 12% interest, due January 11, 2020, convertible at $0.50 per share (See Note 12)	-	160,000
Convertible note payable, secured, 10% interest, due February 8, 2020, convertible at $0.50 per share	50,000	50,000
Convertible note payable ,12% interest, due May 2020, conversion price is the lesser of (i) 70% multiplied by the lowest Trading Price during the previous twenty-five (25) trading day period ending on the latest complete Trading Day prior to the date of the note and 70% of the market price.	225,000	337,000
Convertible note payable ,12% interest, due May 2020, conversion price is the lesser of (i) 70% multiplied by the lowest Trading Price during the previous twenty-five (25) trading day period ending on the latest complete Trading Day prior to the date of the note and 70% of the market price.	108,500	168,500
Convertible note payable, secured, 10% interest, due February 8, 2020, convertible at $0.50 per share	50,000	50,000
Convertible note payable, secured, 12% interest	15,900	31,500
Convertible note payable, secured, 10% interest, due October 2021, convertible at $0.50 per share	29,000	23,000
Convertible note payable, secured, 10% interest, due April 2022, convertible at $0.125 per share	20,250	-
Convertible note payable, secured, 10% interest, due May 2021, convertible at $0.125 per share	350,000	-
Convertible note payable, secured, 10% interest, due October 18, 2021, convertible at $0.50 per share	26,083	-
Convertible notes payable, secured, 10% interest, due May through June 2022, convertible at $0.125 per share	230,000	-
Total notes payable	1,459,733	-

Less unamortized discounts	(514,642)	(474,692)
Total notes payable, net	$945,091	$1,596,410
Less current portion	(895,343)	(1,583,066)

Convertible notes payable, net - Long-term	$49,748	$17,242

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

On May 2, 2017, the Company issued $100,000 of principal amount of 12% secured convertible promissory notes and 20,000 warrants to purchase common stock. The note was due on May 2, 2020 and is secured by the Company’s accounts receivable and inventory and on August 1, 2020, for the issuance of 50,000 shares valued at $10,000 based on market value of the shares of $0.20 on the date of issuance, was further extended to February 1, 2021. The outstanding principal amounts and accrued but unpaid interest of the notes is convertible at any time at the option of the holder into common stock at a conversion price of $0.50 per share. The notes were issued with warrants to purchase up to 10,000 shares of the Company’s common stock at an exercise price of $1.00 per share. For the three and six months ended June 30, 2020 , the Company recorded amortization of the debt discount of $169 and $419 and for the three and six months ended June 30, 2019 , the Company recorded amortization of the debt discount of $252 and $504, respectively. As of June 30, 2020, the note was shown net of unamortized discount of $0.

On May 2, 2017, the Company issued $50,000 of principal amount of 10% secured convertible promissory notes and 10,000 warrants to purchase common stock. The note was due on May 2, 2020 and is secured by the Company’s accounts receivable and inventory. On April 22, 2020, the note was extended to May 2, 2021. The outstanding principal amounts and accrued but unpaid interest of the notes is convertible at any time at the option of the holder into common stock at a conversion price of $0.50 per share. The notes were issued with warrants to purchase up to 10,000 shares of the Company’s common stock at an exercise price of $1.00 per share. For the three and six months ended June 30, 2020 , the Company recorded amortization of the debt discount of $84 and $209 and for the three and six months ended June 30, 2019, the Company recorded amortization of the debt discount of $126 and $252, respectively. As of June 30, 2020, the note was shown net of unamortized discount of $0.

On May 22, 2017, the Company issued $5,000 of principal amount of 10% secured convertible promissory notes and 1,000 warrants to purchase common stock at an exercise price of $1. The note was due on May 22, 2020 and is currently in default secured by the Company’s accounts receivable and inventory. The outstanding principal amounts and accrued but unpaid interest of the notes is convertible at any time at the option of the holder into common stock at a conversion price of $0.50 per share. The notes were issued with warrants to purchase up to 1,000 shares of the Company’s common stock at an exercise price of $1.00 per share. For the three and six months ended June 30, 2020 the Company recorded amortization of the debt discount of $6 and $13 and for the three and six months ended June 30, 2019 , the Company recorded amortization of the debt discount of $13 and $26, respectively. As of June 30, 2020, the note was shown net of unamortized discount of $0.

On February 15, 2018, the Company issued a $75,000 12% secured convertible promissory note. The note was due on February 24, 2020 and is secured by the Company’s accounts receivable and inventory. On April 22, 2020, the due date of the note was extended to February 15, 2021 for the issuance of 50,000 shares of common stock valued at $8,995 based on market value of the shares of $0.18 on the date of issuance. The Company evaluated the modification under ASC 470-50 and determined that the modifications were considered substantial and qualified for extinguishment accounting under such guidance. As such the Company recorded a loss on extinguishment of debt of $8,995 associated with the excess reacquisition cost of the new debt over the carrying value of the original debt.

On September 17, 2018, the Company issued a $50,000 10% promissory note. The note was due on September 18, 2020. As an incentive to enter into the agreement the noteholder was also granted 10,000 shares valued at $5,000, based on market value of the shares of $0.50 on the date of issuance. On February 9, 2019, the note was amended for the issuance of 50,000 shares of common stock valued at $30,000 based on market value of the shares of $0.60 on the date of issuance, which was recognized as a debt discount, the note holder agreed to a convert the note at a price of $0.50 per share. Additionally, the maturity date of the note was changed to February 8, 2020 and the note is currently in default. As of June 30, 2020, the shares have not been issued and were included in stock payable. For the three and six months ended June 30, 2020 the Company recorded amortization of the debt discount of $0 and $4,204 and for the three and six months ended June 30, 2019 , the Company recorded amortization of the debt discount of $5,378 and $10,757, respectively. As of June 30, 2020, $30,000 of the debt discount has been amortized and the note was shown net of unamortized discount of $0.

On December 14, 2018, the Company issued a $50,000 4% convertible note. The note was originally due on February 14, 2019 and is convertible at a rate of $0.50 per shares. As an incentive to enter into the agreement, the noteholder was also granted 10,000 shares valued at $5,000, based on market value of the shares of $0.60 on the date of issuance, which was recognized as a debt discount. For the three and six months ended June 30, 2020 the Company recorded amortization of the debt discount of $0 and $0 for the three and six months ended June 30, 2019 , the Company recorded amortization of the debt discount of $0 and $5,000, respectively. On February 14, 2019, the noteholder agreed to extend the note through October 14, 2020.

On January 25, 2019, the Company issued a $100,000 8% convertible note. The note was due on March 1, 2019, and is convertible at a rate of $0.50 per shares. On April 29, 2020, the note was amended to be due on demand but not before January 25, 2021 and the conversion price was changed to $0.10 per share. As consideration, the Company granted 140,000 three year warrants exercisable at $0.125 per share and valued at $21,836. The Company evaluated the modification under ASC 470-50 and determined that the modifications were considered substantial and qualified for extinguishment accounting under such guidance. As such the Company recorded a loss on extinguishment of debt of $34,086 associated with the excess reacquisition cost of the new debt over the carrying value of the original debt. Additionally, the reduction of the conversion price resulted in a beneficial conversion feature totaling $12,250. The noteholder is due two shares of common stock for every dollar funded. As of June 30, 2020, the noteholder advanced a total of $47,500 and is due 95,000 shares valued at $38,250, based on market value of the shares of $0.40 on the date of issuance, and the Company has made payments on the principal balance of $31,600. As of June 30, 2020, there was an outstanding balance on the note in the amount of $15,900. For the three and six months ended June 30, 2020 the Company recorded amortization of the debt discount of $0 and $6,250. For the three and six months ended June 30, 2019, the Company recorded amortization of the debt discount of $3,074 and $12,398, respectively. As of June 30, 2020, the note was shown net of unamortized discount of $0.

On February 8, 2019, the Company issued a $50,000 10% convertible note. The note was due on February 8, 2020 and is currently in default. As an incentive to enter into the agreement, the noteholder was also granted 60,000 shares valued at $30,000, which was recognized as a debt discount. For the three and six months ended June 30, 2020 the Company recorded amortization of the debt discount of $0 and $3,205 for the three and six months ended June 30, 2019 , the Company recorded amortization of the debt discount of $7,397 and $14,877, respectively. As of June 30, 2020, $30,000 of the debt discount has been amortized and the note was shown net of unamortized discount of $0.

On February 19, 2019, the Company issued a $25,000 4% convertible note. The note was due on August 19, 2019 and is convertible at a rate of $0.50 per share. On February 14, 2019, the noteholder agreed to extend the note through October 14, 2020. As an incentive to enter into the agreement, the noteholder was also granted 5,000 shares valued at $2,500, which was recognized as a debt discount. As of June 30, 2020, the shares have not been issued and were included in stock payable. For the three and six months ended June 30, 2020 the Company recorded amortization of the debt discount of $0 and $0 and for the three and six months ended June 30, 2019 , the Company recorded amortization of the debt discount of $1,124 and $2,500, respectively. As of June 30, 2020, $2,500, the note was shown net of unamortized discount of $0.

On October 18, 2019, the Company issued a $23,000 10% convertible note. The note is due on October 17, 2021 and is convertible at a rate of $0.50 per share. As an incentive to enter into the agreement, the noteholder was also granted 46,000 shares valued at $15,175, based on market value of the shares of $0.33 on the date of issuance, which was recognized as a debt discount. During the three months ended June 30, 2020, the Company restructured the note to reduce the conversion price to $0.10 per share and the noteholder advanced another $6,000. As consideration, the Company issued an additional 12,000 shares of common stock valued at $4,560 and 232,000 warrants valued at $82,131. The Company evaluated the modification under ASC 470-50 and determined that the modifications were considered substantial and qualified for extinguishment accounting under such guidance. As such the Company recorded a loss on extinguishment of debt of $102,905 associated with the excess reacquisition cost of the new debt over the carrying value of the original debt.

On November 5, 2019, the Company entered into a $562,000 convertible note payable, including an original issue discount of $56,200 pursuant to which we borrowed $337,000, including a $37,000 original issue discount in the first tranche during the year ended December 31, 2019. Interest under the convertible promissory note is 12% per annum, and the principal and all accrued but unpaid interest was due 180 days from funding. The note is convertible at the lesser of (i) 70% multiplied by the lowest Trading Price during the previous twenty-five (25) trading day period ending on the latest complete Trading Day prior to the date of the note and 70% of the market price. As an incentive to enter into the agreement, the noteholder was also granted 854,000 shares valued at $307,440. The

Company analyzed the conversion feature and determined it was required to be bifurcated and recognized as a derivative liability. The derivative at inception was valued at $392,061, based on the Black Scholes Merton pricing model. As the fair value of the derivative and the shares issued at inception were in excess of the face amount of the note, the Company recorded a debt discount in the amount of $337,000 to be amortized utilizing the effective interest method of accretion over the term of the note. On January 30, 2020, the Company borrowed an additional $225,000, including a $19,200 original issue discount. As an incentive, the noteholder was also granted an additional 476,493 shares valued at $109,593. The Company analyzed the conversion feature and determined it was required to be bifurcated and recognized as a derivative liability. The derivative at inception was valued at $212,798, based on the Black Scholes Merton pricing model. As the fair value of the derivative and the shares issued at inception were in excess of the face amount of the note, the Company recorded a debt discount in the amount of $225,000 to be amortized utilizing the effective interest method of accretion over the term of the note. Further, the excess of $161,011 was recognized as a financing cost on the Statement of Operations. For the three and six months ended June 30, 2020, the Company recorded amortization of the debt discount of $181,869 and $412,735, respectively. As of June 30, 2020, $517,000 of the debt discount has been amortized and the note was shown net of unamortized discount of $45,000. On May 5, 2020, Company paid the principal and accrued interest under the first tranche of $357,852. The fair value of the derivative liability associated with the first tranche on the date of settlement of $275,728 was recorded to additional paid in capital.

On November 19, 2019, the Company entered into a $281,000 convertible note payable, including an original issue discount of $28,100 convertible promissory note pursuant to which $150,000 was borrowed, including a $18,500 discount during the year ended December 31, 2019. Interest under the convertible promissory note is 12% per annum, and the principal and all accrued but unpaid interest is due 180 days from funding. On May 20, 2020, the noteholder agreed to extend the due date of the first tranche of funding until July 19, 2020.  The note is convertible at the lesser of (i) 70% multiplied by the lowest Trading Price during the previous twenty-five (25) trading day period ending on the latest complete Trading Day prior to the date of the note and 70% of the market price. As an incentive to enter into the agreement, the noteholder was also granted 427,000 shares valued at $175,070. The Company analyzed the conversion feature and determined it was required to be bifurcated and recognized as a derivative liability. The derivative at inception was valued at $192,226, based on the Black Scholes Merton pricing model. As the fair value of the derivative and the shares issued at inception were in excess of the face amount of the note, the Company recorded a debt discount in the amount of $168,500 to be amortized utilizing the effective interest method of accretion over the term of the note. Further, the excess of $104,041 was recognized as a financing cost on the Statement of Operations. For the three and six months ended June 30, 2020, the Company recorded amortization of the debt discount of $44,686 and $129,401, respectively. As of June 30, 2020, $168,500 of the debt discount has been amortized and the note was shown net of unamortized discount of $0. As of June 30, 2020, Company paid the $60,000 toward the principal balance under the first tranche of $60,000. The fair value of the derivative liability associated with the tranche on the date of settlement of $62,448 was recorded to additional paid in capital.

The embedded conversion feature in the convertible debt instruments above were convertible at issuance, which qualified them as a derivative instrument since the number of shares issuable under the note is indeterminate based on guidance in ASC 815-15, “Derivatives and Hedging (“Topic No. 815-15”). Topic No. 815-15 requires the Company to bifurcate and separately account for the conversion features as an embedded derivative contained in the Company’s convertible debt.

The Black-Scholes model, adopted by management as an appropriate financial model, utilized the following inputs to value the derivative liabilities at the date of issuance of the convertible note through June 30, 2020:

Risk free interest rate	0.15% - 1.57%
Expected term (years)	0.132 - 0.50
Expected volatility	188% - 263.5
Expected dividends	0%

On January 8, 2020, the Company issued a $26,083 convertible note. The note is due on January 8, 2022 and is convertible at a rate of $0.10 per shares. As an incentive to enter into the agreement, the noteholder was also granted 52,166 shares and 208,664 2-year warrants exercisable at $0.125.The issuance of the note and warrants resulted in a discount from the beneficial conversion feature totaling $26,083, including $13,203 attributable to the conversion feature, $10,566 attributable to the warrants, and $2,313 was attributable to the shares. The excess fair value of the consideration given of $16,171 was recorded as financing expense. During the three and six months ended June 30,

2020, $3,047 and $6,009 of the discount was amortized and the note was shown net of unamortized discount of $20,074.

On May 5, 2020, the Company issued a $350,000 6% convertible note. The note is due on May 1, 2021 and is convertible at a rate of $0.125 per shares. As an incentive to enter into the agreement the noteholder was also granted 1,500,000 shares valued at $207,000, which was recognized as a debt discount. During the three and six months ended June 30, 2020 $40,392 of the discount was amortized and the note was shown net of unamortized discount of $208,068.

On April 30, 2020, the Company issued a $100,000 8% convertible note. The note is due on April 30, 2022 and is convertible at a rate of $0.125 per shares which resulted in a discount from the beneficial conversion feature totaling 20,250. The note holder is due two shares of common stock and eight three-year warrants exercisable at a rate of $0.125 for every dollar funded. As of June 30, 2020, the noteholder advanced a total of $20,250 and is due 40,500 shares valued at $5,670, based on market value of the shares of $0.14 on the date of funding and $162,000 warrants valued at $12,150 which was recorded as financing expense. As of June 30, 2020, the 40,500 shares were not issued and were included in stock payable. During the three and six months ended June 30, 2020, $1,534 of the debt discount was amortized. As of June 30, 2020, the note was shown net of unamortized discount of $18,716.

During the three months ended June 30, 2020, we issued secured convertible promissory notes in the aggregate principal amount of $230,000 to several accredited investors through a private placement. The convertible notes bear interest at a rate of 10% per annum, mature two years from issuance. The notes and accrued interest are convertible at the option of the noteholder into our common stock at $0.125 per share. As an incentive to enter into the agreements the Company also issued 1,840,000 three year warrants exercisable at $0.125 per share valued at $230,000 (Note 9), which was recorded as a debt discount. During the three and six months ended June 30, 2020, $7,216 of the discount was amortized and the note was shown net of unamortized discount of $222,784.

As part of the private placement, the Company paid a consultant a $50,000 retainer and commissions equivalent to 10% of the gross proceeds received from the issuance of convertible notes which were recorded as financing cost.

Interest expense including financing cost and amortization of the associated debt discount on all of the above convertible notes for the three and six months ended June 30, 2020 and 2019 was $264,607 and $992,100, respectively and $147,731 and  $295,844 for the three and six months ended June 30, 2019, respectively.

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

Undiscounted Cash Flows

As of June 30, 2020, the right of use asset and lease liability were shown on the consolidated balance sheet at $42,112 and $44,770, respectively. The table below reconciles the fixed component of the undiscounted cash flows and the total remaining years to the operating lease liability recorded on the consolidated balance sheet as of June 30, 2020:

Amounts due as of June 30, 2020	Operating Leases
2020	$10,080
2021	20,765
2022	21,370
Total minimum lease payments	$52,215
Less: effect of discounting	(7,445)
Present value of future minimum lease payments	$44,770
Less: current obligations under leases	(15,845)
Long-term lease obligations	$28,925

NOTE 9 - STOCK WARRANTS

On January 8, 2020, the Company granted 208,664 warrants with terms of 3.3 years exercisable at $0.125 per share with the issuance of a convertible note payable, valued at $19,277. The warrants were valued using the Black-Scholes option pricing model. Assumptions used in the valuation include the following: a) market value of stock on measurement date of $0.38; b) risk-free rate of 1.61%; c) volatility factor of 166%; d) dividend yield of 0%

On January 8, 2020, the Company granted 232,000 warrants 3.3 years warrants exercisable at $0.125 per share with the issuance of a convertible note payable, valued at $82,131. The warrants were valued using the Black-Scholes option pricing model. Assumptions used in the valuation include the following: a) market value of stock on measurement date of $0.38; b) risk-free rate of 1.61%; c) volatility factor of 166%; d) dividend yield of 0%

On February 5, 2020, the Company granted 1,965,094 warrants with a term of 5 years exercisable at $0.50 per shares warrants, valued $566,269 as part of a note settlement agreement. Additionally, as part of the agreement the Company modified 1,666,666 previously issued to include the same terms of the warrants issued under the agreement. The Company valued the modification of warrants at $215,486, which the difference of the fair value of the warrants before and after the modification and recorded the value to loss on extinguishment of notes payable. The warrants were valued using the Black-Scholes option pricing model. Assumptions used in the valuation include the following: a) market value of stock on measurement date of $0.30-$0.31; b) risk-free rate of 1.48-1.49%; c) volatility factor of 175-177.6%; d) dividend yield of 0%

On April 29, 2020, the Company granted 140,000 3 years warrants exercisable at $0.125 per share with the amendment of a convertible note payable, valued at $21,836. The warrants were valued using the Black-Scholes option pricing model. Assumptions used in the valuation include the following: a) market value of stock on measurement date of $0.17; b) risk-free rate of .24%; c) volatility factor of 192%; d) dividend yield of 0%

On May 7, 2020, the Company granted 162,000 3 years warrants exercisable at $0.125 per share with the issuance of a convertible note payable, valued at $10,339. The warrants were valued using the Black-Scholes option pricing model. Assumptions used in the valuation include the following: a) market value of stock on measurement date of $0.14; b) risk-free rate of .19%; c) volatility factor of 192%; d) dividend yield of 0%

On May 29, 2020, the Company granted 1,240,000 3 years warrants exercisable at $0.125 per share with the issuance of a convertible note payable, valued at $96,304. The warrants were valued using the Black-Scholes option pricing model. Assumptions used in the valuation include the following: a) market value of stock on measurement date of $0.22; b) risk-free rate of .19%; c) volatility factor of 195%; d) dividend yield of 0%

On June 26, 2020, the Company granted 600,000 3 years warrants exercisable at $0.125 per share with the issuance of a convertible note payable, valued at $40,990. The warrants were valued using the Black-Scholes option pricing model. Assumptions used in the valuation include the following: a) market value of stock on measurement date of $0.16; b) risk-free rate of .19%; c) volatility factor of 197%; d) dividend yield of 0%

During the period ending June 30, 2020 the Company sold 1,570,000 warrants along with 1,570,000 shares of common stock for cash proceeds of $157,000.

The following is a summary of stock warrants activity during the period ended June 30, 2020.

	Number of Shares	Weighted Average Exercise Price
Balance, December 31, 2019	2,478,124	$1.00
Warrants granted and assumed	7,859,758	$0.12
Warrants expired	-	-
Warrants canceled	(1,666,000)	$1.00
Warrants exercised	-	-
Balance outstanding and exercisable, June 30, 2020	8,671,882	$0.12

The following is a summary of stock warrants activity during the period ended June 30, 2019.

	Number of Shares	Weighted Average Exercise Price
Balance, December 31, 2018	2,395,624	$1.00
Warrants granted and assumed	82,500	$1.00
Warrants expired	-	-
Warrants canceled	-	-
Warrants exercised	-	-
Balance outstanding and exercisable, June 30, 2020	2,478,124	$1.00

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

On January 3, 2020, the Company issued 200,000 shares of common stock for $50,000 cash at $0.25 per share.

On January 3, 2020, the Company issued 100,000 shares for services with a fair value of $39,000, based on stock price of $0.39 on date of issuance.

On January 30, 2020, the Company issued 15,000 shares for services with a fair value of $6,390 that were due during the year ended December 31, 2019 and included in stock payable.

On February 5, 2020, the Company issued 4,000,000 shares for the settlement of debt with a fair value of $1,240,000, based on stock price of $0.31 on date of issuance.

On February 5, 2020, the Company issued 3,600,000 shares for services with a fair value of $1,116,000, based on stock price of $0.31 on date of issuance.

On March 9, 2020, the Company cancelled a consulting agreement entered into during the year ended December 31, 2019. As a result, the Company received and cancelled 500,000 shares of common stock valued $125,000, based on stock price of $0.25 on date of reacquisition.

On March 10, 2020, the Company issued 300,000 shares for services with a fair value of $75,000 based on stock price of $0.25 on date of issuance.

On March 11, 2020, the Company received $100,000 in cash proceeds for the issuance of 500,000 shares of common stock, which were issued on April 1, 2020.

On April 2, 2020, the Company filed a certificate of designation of preferences, rights and limitations of a new Series B Preferred Stock with the Secretary of State of Nevada, designating 10,000 shares of preferred stock, par value $0.001 of the Company, as Series B Preferred Stock. The new Series B Preferred Stock does not pay a dividend, does not have any liquidation preference over other securities issued by the Company and are not convertible into shares of the Company’s common stock. For so long as any shares of the Series B Preferred Stock remain issued and outstanding, the holders thereof, voting separately as a class, shall have voting power equal to a controlling 51% of the total vote on all shareholder matters of the Company. Upon or after the third anniversary of the initial issuance date, the Company shall have the right, at the Company’s option, to redeem all or a portion of the shares of Series B Preferred Stock, at a price per share equal to par value.

On April 2, 2020, the board issued 5,000 shares of the Series B Preferred Stock to the Company’s Chief Executive Officer and President, Michael Stebbins, and 5,000 shares of the Series B Preferred Stock to the Company’s Secretary and Treasurer, Robertson Orr for the purpose of assuring that they retain voting control of the Company. The shares were valued at $3,073,595 which was based on the fair value of the voting rights, which was determined based on the equity value of 51% of outstanding shares using a stock price of $0.11 on April 2, 2020. The $3,073,595 was recognized as shares issued for services included in professional fees expenses on the consolidated Statement of Operations.

On May 1, 2020, the Company issued 1,500,000 shares of common stock for $207,000 as commitment shares for the issuance of a certain note payable issued on May 1, 2020.

On May 20, 2020 the company sold 70,000 shares of common stock and 70,000 warrants for cash proceeds of $7,000. These shares were issued on July 9, 2020 and were recognized as stock payable as of June 30, 2020.

On June 5, 2020, the Company issued 1,468,085 shares of common stock $308,298 as commitment shares for the issuance of a certain note payable issued on June 5, 2020.

On June10, 2020, the Company received and cancelled 674,000 shares of common stock valued $175,240, based on stock price on date of reacquisition.

On June 12, 2020, the Company issued 1,300,000 shares of common stock for $175,000.

On June 12, 2020, the Company issued 25,000 shares for services with a fair value of $5,500 based on stock price of $0.22 on date of issuance.

On June 1, 2020 the Company entered into an agreement to provide 250,000 shares of common stock with a fair value of $60,000 based on stock price of $0.24 on date of issuance, in connection with consulting services. These shares were issued on July 9, 2020 and were recognized as stock payable as of June 30, 2020.

On June 15, 2020 the Company entered into an agreement to provide 250,000 shares of common stock with a fair value of $42,500 based on stock price of $0.17 on date of issuance, in connection with consulting services. These shares were issued on July 9, 2020 and were recognized as stock payable as of June 30, 2020.

NOTE 11 - SUBSEQUENT EVENTS

On June 1, 2020 the Company entered into an agreement to provide 250,000 shares of common stock in connection with consulting services. These shares were issued on July 9, 2020.

On June 15, 2020 the Company entered into an agreement to provide 250,000 shares of common stock in connection with consulting services. These shares were issued on July 9, 2020.

On May 20, 2020 the company sold 70,000 shares of common stock and 70,000 warrants for cash proceeds of $7,000. These shares were issued on July 9, 2020.

On May 20, 2020 the company sold 250,000 shares of common stock and 250,000 warrants for cash proceeds of $25,000. These shares were issued on July 9, 2020.

On June 19, 2020 the company sold 100,000 shares of common stock and 100,000 warrants for cash proceeds of $10,000. These shares were issued on July 9, 2020.

On August 1, 2020, the noteholder of a certain $100,000, 12% secured convertible promissory notes dated  May 2, 2017 and due May 2, 2020, extended the maturity date of the note to February 1, 2021 for 50,000 shares of common stock. As of the date of the filing the shares have not been issued.

On August 3, 2020, the Company issued 335,000 shares for services with a fair value of $67,000 based on stock price on date of issuance.

On August 3, 2020, the Company issued 750,000 units consisting of 750,000 shares and 750,000 3-year warrants exercisable at $0.125 for $75,000 cash.

On August 10, 2020, the Company issued 830,000 shares for services with a fair value of $157,700 based on stock price on date of issuance.

On August 10, 2020, the Company issued 500,000 units consisting of 500,000 shares and 500,000 3-year warrants exercisable at $0.125 for $50,000 cash.

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

Our trutankless® water heaters were officially launched in the first quarter of 2014 and is sold throughout the wholesale plumbing distribution channel. We began generating revenue in the first quarter of 2014. As of the fiscal year ended December 31, 2014, we generated $238,912 in revenue. As of the fiscal year ended December 31, 2015, we generated $265,504 in revenue. As of the fiscal year ended December 31, 2016, we generated $429,582 in revenue. As of the fiscal year ended December 31, 2017, we generated $695,857 in revenue. As of the fiscal year ended December 31, 2018, we generated $1,537,958 in revenue. As of the fiscal year ended December 31, 2019, we generated $1,908,708. As of the six months ended June 30, 2020, we generated $1,078,263 in revenue.

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

RESULTS OF OPERATIONS

Results of Operations for the three months ended June 30, 2020 compared with the three months ended June 30, 2019.

Revenues

In the three months ended June 30, 2020, we generated $538,702 in revenues, as compared to $419,894 in revenues in the prior year. The increase in sales was attributable to more sales of our trutankless® residential and light commercial products. Cost of goods sold was $543,476 in the three months ended June 30, 2020, as compared to $464,779 in the three months ended June 30, 2019. This increase in cost of goods sold was primarily attributable to an increase in cost of inventory.

To the knowledge of management, the Company is unaware of any trends or uncertainties in the sales or costs of our products and services for the periods discussed.

Expenses

Operating expenses totaled $3,821,745 during the three months ended June 30, 2020 as compared to $887,988 in the prior year. In the three-month period ended June 30, 2020, our expenses primarily consisted of General and Administrative of $404,173and Professional fees of $3,417,572.

General and administrative fees decreased $17,299, or approximately 4% to $404,173 for the three months ended June 30, 2020 from $421,472 for the three months ended June 30, 2019. This decrease was primarily due to a decrease in wages and marketing.

Research and development decreased $119,841, or approximately 100% to $0 for the three months ended June 30, 2020 from $119,841 for the three months ended June 30, 2019. This decrease is attributed primarily to the fewer consulting fees associated with the Company’s research and development efforts.

Professional fees increased $3,070,897, or approximately 886% to $3,417,572 for the three months ended June 30, 2020 from $346,675 for the three months ended June 30, 2019. Professional fees increased due to the issuance of share for services.

Other Income (Expenses)

Other income (expenses) increased $410,315 to $222,008 in the three months ended June 30, 2020 from ($188,307) in the three months ended June 30, 2019. The increase was the result of a gain on change in derivative liabilities.

Net Loss

In the three months ended June 30, 2020, we generated a net loss of $3,604,511, an increase of $2,483,331 from $1,121,180 for the three months ended June 30, 2019. This increase was attributable to an increase in stock based consulting payments and a gain on change in derivative liabilities.

Results of Operations for the six months ended June 30, 2020 compared with the six months ended June 30, 2019.

Revenues

In the six months ended June 30, 2020, we generated $1,078,263 in revenues, as compared to $1,058,169 in revenues in the prior year. Cost of goods sold was $790,008, as compared to $933,142 in the six months ended June 30, 2019. This increase in cost of goods sold was primarily attributable to a decrease in cost of inventory.

To the knowledge of management, the Company is unaware of any trends or uncertainties in the sales or costs of our products and services for the periods discussed.

Expenses

Operating expenses totaled $4,595,505 during the six months ended June 30, 2020 as compared to $2,008,511 in the prior year. In the six-month period ended June 30, 2020 our expenses primarily consisted of General and Administrative of $782,905, Research and Development of $64,078, and Professional fees of $3,748,522.

General and administrative fees decreased $34,791, or approximately 4% to $782,905 for the six months ended June 30, 2020 from $817,696 for the six months ended June 30, 2019. This decrease was primarily due to a decrease in marketing.

Research and development decreased $106,496, or approximately 62% to $64,078 for the six months ended June 30, 2020 from $170,574 for the six months ended June 30, 2019. This increase is attributed primarily to the Company decreased spending towards developing its technology.

Professional fees increased $2,748,281, or approximately 267% to $3,748,522 for the six months ended June 30, 2020 from $1,020,241 for the six months ended June 30, 2019. Professional fees increased due to an increase in stock-based compensation.

Other Expenses

Other expenses increased $2,300,071 to $2,799,410 in the six months ended June 30, 2020 from $499,339 in the six months ended June 30, 2019. The increase was the result of an increase in notes payable with interest accruals and a loss on settlement of notes payable.

Net Loss

In the six months ended June 30, 2019, we generated a net loss of $7,106,660, an increase of $4,723,837 from $2,382,823 for the six months ended June 30, 2019. This increase was attributable to increased cost of goods sold and professional fees associated with stock-based compensation.

Going Concern

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles that contemplate the continuance of the Company as a going concern.

Management evaluated all relevant conditions and events that are reasonably known or reasonably knowable, in the aggregate, as of the date the consolidated financial statements are issued and determined that substantial doubt exists about the Company’s ability to continue as a going concern within one year from the date of this filing. The Company’s ability to continue as a going concern is dependent on the Company’s ability to generate revenues and raise capital. The Company has not generated sufficient revenues from product sales to provide sufficient cash flows to enable the Company to finance its operations internally. As of June 30, 2020, the Company had $34,536 cash on hand. At June 30, 2020, the Company has an accumulated deficit of $39,532,642. For the six months ended June 30, 2020, the Company had a net loss of $7,106,660, and cash used in operations of $1,120,474. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Liquidity and Capital Resources

At June 30, 2020, we had an accumulated deficit of $39,532,642. Primarily because of our history of operating losses and our recording of note payables, we have a working capital deficiency of $2,215,334 at June 30, 2020. Losses have been funded primarily through issuance of common stock and borrowings from our stockholders and third-party debt. As of June 30, 2020, we had $34,536 in cash, $535,093 in accounts receivable, $22,633 in inventory, and $549,584 in prepaid expenses. We used net cash in operating activities of $1,120,474 for the six months ended June 30, 2020.

Cash Flows from Operating, Investing and Financing Activities

The following table provides detailed information about our net cash flow for all financial statement periods presented in this Quarterly Report. To date, we have financed our operations through the issuance of stock and borrowings.

The following table sets forth a summary of our cash flows for the six months ended June 30, 2020 and 2019:

	Three months ended June 30,
	2020	2019
Net cash used in operating activities	$(1,120,474)	$(1,261,974)
Net cash used in investing activities	-	-
Net cash provided by financing activities	1,150,668	1,394,127
Net increase/(decrease) in Cash	30,194	132,153
Cash, beginning	4,342	9,668
Cash, ending	$34,536	$141,821

Operating activities - Net cash used in operating activities was $1,120,474 for the six months ended June 30, 2020, as compared to $1,261,974 used in operating activities for the same period in 2019. The decrease in net cash used in operating activities was primarily due to a lower volume of units sold and increase in research and development and consulting contract cost.

Investing activities - Net cash used in investing activities for the six months ended June 30, 2020 was $0, as compared to $0 for the same period of 2019.

Financing activities - Net cash provided by financing activities for the six months ended June 30, 2020 was $1,150,668 as compared to $1,394,124 for the same period of 2019. The decrease of net cash provided by financing activities was mainly attributable to less equity financing.

Ongoing Funding Requirements

As of June 30, 2020, we continue to use traditional and/or debt financing to provide the capital we need to run the business. It is possible that we may need additional funding to enable us to fund our operating expenses and capital expenditures requirements.

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

On May 1, 2020, the Company issued 1,500,000 shares of common stock for $207,000 as commitment shares for the issuance of a certain note payable issued on May 1, 2020.

On June 5, 2020, the Company issued 1,468,085 shares of common stock $308,298 for commitment shares for the issuance of a certain note payable issued on June 5, 2020.

On June10, 2020, the Company received and cancelled 674,000 shares of common stock valued $175,240, based on stock price on date of reacquisition.

On June 12, 2020, the Company issued 1,300,000 shares of common stock for $175,000.

On June 12, 2020, the Company issued 25,000 shares for services with a fair value of $5,500 based on stock price on date of issuance.

Warrants and Preferred Stock

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

On April 2, 2020, the board issued 5,000 shares of the Series B Preferred Stock to the Company’s Chief Executive Officer and President, Michael Stebbins, and 5,000 shares of the Series B Preferred Stock to the Company’s Secretary and Treasurer, Robertson Orr for the purpose of assuring that they retains voting control of the Company. The shares were valued at $ 3,073,595 which was based on the value of the voting rights, which was determined based on the equity value of 51% of outstanding shares using a stock price of $0.11 on April 2, 2020. The $3,073,595 was recognized as shares issued for services included in professional fees expenses on the consolidated Statement of Operations.

On April 29, 2020, the Company granted 140,000 3 years warrants exercisable at $0.125 per share with the amendment of a convertible note payable, valued at $21,836.

On May 7, 2020, the Company granted 162,000 3 years warrants exercisable at $0.125 per share with the issuance of a convertible note payable, valued at $10,339.

On May 29, 2020, the Company granted 1,240,000 3 years warrants exercisable at $0.125 per share with the issuance of a convertible note payable, valued at $96,304.

On June 26, 2020, the Company granted 600,000 3 years warrants exercisable at $0.125 per share with the issuance of a convertible note payable, valued at $40,990.

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

Subsequent Issuances

On June 1, 2020 the Company entered into an agreement to provide 250,000 shares of common stock in connection with consulting services. These shares were issued on July 9, 2020.

On June 15, 2020 the Company entered into an agreement to provide 250,000 shares of common stock in connection with consulting services. These shares were issued on July 9, 2020.

On May 20, 2020 the company sold 70,000 shares of common stock and 70,000 warrants for cash  proceeds of $7,000. These shares were issued on July 9, 2020.

On May 20, 2020 the company sold 250,000 shares of common stock and 250,000 warrants for cash  proceeds of $25,000. These shares were issued on July 9, 2020.

On June 19, 2020 the company sold 100,000 shares of common stock and 100,000 warrants for cash  proceeds of $10,000. These shares were issued on July 9, 2020.

On August 3, 2020, the Company issued 335,000 shares for services with a fair value of $67,000 based on stock price on date of issuance.

On August 3, 2020, the Company issued 750,000 units consisting of 750,000 shares and 750,000 3-year warrants exercisable at $0.125 for $75,000 cash.

On August 10, 2020, the Company issued 830,000 shares for services with a fair value of $157,700 based on stock price on date of issuance.

On August 10, 2020, the Company issued 500,000 units consisting of 500,000 shares and 500,000 3-year warrants exercisable at $0.125 for $50,000 cash.

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

Issuer Purchases of Equity Securities

The Company did not repurchase any of its equity securities during the period ended June 30, 2020.

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

Date: August 19, 2020