Form 10-Q
period 2020-09-30
Trutankless, Inc.
filed 2020-11-23
CIK 1429393

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

The number of shares of Common Stock, $0.001 par value, outstanding on November 19, 2020, was 71,779,970 shares.

TRUTANKLESS, INC.

QUARTERLY PERIOD ENDED SEPTEMBER 30, 2020

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

TRUTANKLESS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2020	December 31, 2019
ASSETS	Unaudited
Current assets
Cash	$26,685	$4,342
Accounts receivable, net	439,262	270,381
Inventory	37,598	106,958
Prepaid consulting expenses	1,136,994	373,072
Total current assets	1,640,539	754,753

Other Assets
Prepaid consulting expenses - long term	761,209	108,260
Right to use asset	38,051	50,234
Other assets	13,790	13,994
Total other assets	813,050	172,488

Total assets	$2,453,589	$927,241

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable and accrued liabilities	$1,035,051	$1,189,370
Lease liability	16,480	14,723
Accrued interest payable - related party	201,618	18,668
Derivative liability	278,999	613,716
Payroll protection program loan payable	107,485	-
Notes payable - related party	69,350	69,150
Notes payable, net of debt discount	502,667	411,807
Convertible notes payable, net of debt discount	783,093	1,583,066
Total current liabilities	2,994,743	3,900,500

Lease liability - long-term	24,556	37,189
Notes payable, net of current portion and debt discount	249,027	-
Convertible notes payable - long term, net of debt discount	84,430	17,242
Notes payable - related party	500,000	-
Total long-term liabilities	858,013	54,431

Total liabilities	3,852,756	3,954,931

Stockholders' deficit
Series A Preferred stock, $0.001 par value, 9,990,000 shares authorized, 0 and 76,000 shares issued and outstanding as of September 30, 2020 and December 31, 2019, respectively	-	76
Series B Preferred stock, $0.001 par value, 10,000 shares authorized, 10,000 and 0 shares issued and outstanding as of September 30, 2020 and December 31, 2019, respectively	10	-
Common stock, $0.001 par value, 100,000,000 shares authorized, 67,619,970 and 45,427,303 shares issued and outstanding as of September 30, 2020 and December 31, 2019, respectively	67,620	45,427
Additional paid in capital	38,575,720	28,928,084
Shares payable	714,935	424,705
Accumulated deficit	(40,757,452)	(32,425,982)
Total stockholders' deficit	(1,399,167)	(3,027,690)

Total liabilities and stockholders' deficit	$2,453,589	$927,241

See accompanying notes to condensed consolidated financial statements.

TRUTANKLESS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the three months ended September 30,		For the nine months ended September 30,
	2020	2019	2020	2019

Revenue	$361,008	$442,781	$1,439,271	$1,500,950

Cost of goods sold	(309,269)	(364,352)	(1,099,277)	(1,297,494)

Gross profit (loss)	51,739	78,429	339,994	203,456

Operating expenses
General and administrative	288,770	284,370	1,071,675	1,102,066
Research and development	29,734	120,000	93,812	290,574
Professional fees	645,812	266,261	4,394,334	1,286,502
Total operating expenses	964,316	670,631	5,559,821	2,679,142

Loss from operations	(912,577)	(592,202)	(5,219,827)	(2,475,686)

Other income (expenses)
Interest expense	(385,028)	(193,428)	(1,114,491)	(565,953)
Gain on change of fair value in derivative liability	82,645	-	21,063	-
Loss on settlement of notes payable	-	-	-	(126,814)
Loss on extinguishment of notes	(9,850)	-	(2,018,215)	-
Total other income (expenses)	(312,233)	(193,428)	(3,111,643)	(692,767)

Net loss before tax provision	(1,224,810)	(785,630)	(8,331,470)	(3,168,453)
Tax provision	-	-	-	-
Net loss	$(1,224,810)	$(785,630)	$(8,331,470)	$(3,168,453)

Net loss per common share - basic and diluted	$(0.02)	$(0.02)	$(0.16)	$(0.08)

Weighted average number of common shares outstanding - basic and diluted	55,762,885	39,960,400	53,339,681	38,090,901

See accompanying notes to condensed consolidated financial statements.

TRUTANKLESS INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

Nine months ended September 30, 2020

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Shares Payable	Accumulated Deficit	Total Stockholders' Deficit

Balance, December 31, 2019	76,000	$76	45,427,303	$45,427	$28,928,084	$424,705	$(32,425,982)	$(3,027,690)
Common shares issued for cash	-	-	200,000	200	49,800	125,000	-	175,000
Common shares issued for services	-	-	4,015,000	4,015	1,232,375	63,610	-	1,300,000
Rescission and retirement of shares for services	-	-	(500,000)	(500)	(124,500)	-	-	(125,000)
Common shares and warrants issued for debt extensions	-	-	578,659	579	163,769	-	-	164,348
Conversion of preferred stock to common	(76,000)	(76)	205,000	205	(164)	35	-	-
Common shares and warrants issued to extinguish debt	-	-	4,362,000	4,362	2,239,737	-	-	2,244,099
Net loss	-	-	-	-	-	-	(3,502,149)	(3,502,149)
Balance, March 31, 2020	-	$-	54,287,962	$54,288	$32,489,101	$613,350	$(35,928,131)	$(2,771,392)

Common shares issued for cash	-	-	1,800,000	1,800	273,200	(118,000)	-	157,000
Common shares issued for services	10,000	10	25,000	25	3,079,070	106,396	-	3,185,501
Rescission and retirement of shares for debt	-	-	(674,000)	(674)	(174,566)	-	-	(175,240)
Common shares and warrants issued for debt extensions	-	-	-	-	34,086	8,995	-	43,081
Common shares and warrants issued for debt discounts	-	-	2,968,085	2,968	804,581	5,670	-	813,219
Derivative written off to additional paid in capital	-	-	-	-	338,176	-	-	316,572
Net loss	-	-	-	-	-	-	(3,604,511)	(3,604,511)
Balance, June 30, 2020	10,000	$10	58,407,047	$58,407	$36,843,648	$616,411	$(39,532,642)	$(2,014,166)

Common shares issued for cash	-	-	2,995,000	2,995	296,505	(57,000)	-	242,500
Common shares issued for services	-	-	5,165,000	5,165	1,055,164	155,524	-	1,215,853
Common shares issued for debt extensions	-	-	50,000	50	9,800	-	-	9,850
Common shares issued for debt discounts	-	-	1,002,919	1,003	182,327	-	-	183,330
Derivative liability reclassified to additional paid in capital	-	-	-	-	188,276	-	-	188,276
Net loss	-	-	-	-	-	-	(1,224,810)	(1,224,810)
Balance, September 30, 2020	10,000	$10	67,619,966	$67,620	$38,575,720	$714,935	$(40,757,452)	$(1,399,167)

See accompanying notes to condensed consolidated financial statements.

TRUTANKLESS INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

Nine months ended September 30, 2019

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Subscriptions Payable	Accumulated Deficit	Total Stockholders' Deficit

Balance, December 31, 2018	76,000	$76	34,739,902	$34,740	$25,364,090	$178,000	$(27,532,752)	$(1,955,846)

Common shares issued for cash	-	-	134,000	134	66,866	627,500	-	694,500
Common shares issued for services	-	-	900,000	900	449,100		-	450,000
Common shares for beneficial conversion feature	-	-	150,000	150	74,850	95,000	-	170,000
Common shares issued for settlement of notes payable	-	-	-	-	-	276,384	-	276,384
Net loss	-	-	-	-	-	-	(1,261,643)	(1,261,643)
Balance, March 31, 2019	76,000	$76	35,923,902	$35,924	$25,954,906	$1,176,884	$(28,794,395)	$(1,776,175)

Common shares issued for cash	-	-	2,867,000	2,867	753,883	(294,000)	-	462,750
Common shares issued for services	-	-	196,300	196	55,129	-	-	55,325
Common shares issued for settlement of notes payable	-	-	-	-	-	13,333	-	13,333
Net loss	-	-	-	-	-	-	(1,121,180)	(1,121,180)
Balance, June 30, 2019	76,000	$76	38,987,202	$38,987	$26,763,918	$896,217	$(29,915,575)	$(2,216,377)

Common shares issued for cash	-	-	1,194,000	1,194	289,806	(3,500)	-	287,500
Common shares issued for services	-	-	878,000	878	218,622	-	-	219,500
Common shares issued for debt discounts extensions	-	-	606,101	606	289,111	(289,717)	-	-
Common shares issued for settlement of notes payable	-	-	275,000	275	68,475	-	-	68,750
Net loss	-	-	-	-	-	-	(785,630)	(785,630)
Balance, September 30, 2019	76,000	$76	41,940,303	$41,940	$866,014	$603,000	$(30,701,205)	$(2,426,257)

See accompanying notes to condensed consolidated financial statements.

TRUTANKLESS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the nine months ended September 30,
	2020	2019
Cash Flows from Operating Activities
Net loss	$(8,331,470)	$(3,168,453)
Adjustments to reconcile net loss to net cash provided by operating activities:
Shares issued for services	5,401,114	724,825
Gain on change in fair value of derivative liability	(21,063)	-
Loss on extinguishment of notes payable	2,018,215	-
Depreciation and amortization	204	833
Non-cash operating lease expense	12,183	10,683
Amortization of debt discount	1,028,652	393,733
Changes in assets and liabilities
Accounts receivable	(168,881)	(102,071)
Inventory	69,360	173,313
Prepaid expenses	(1,416,871)	24,897
Customer deposit	-	900
Accounts payable	(154,319)	103,234
Lease liability	(10,876)	(9,652)
Interest payable - related party	182,950	(3,082)
Net cash used in operating activities	(1,390,802)	(1,850,840)

Cash Flows from Investing Activities:
Net cash used in investing activities	-	-

Cash Flows from Financing Activities:
Advances	-	20,677
Proceeds from convertible notes payable	837,583	151,217
Repayments of convertible notes payable	(638,600)	122,500
Proceeds from notes payable	572,700	137,000
Repayments on notes payable	(40,723)	-
Proceeds of notes payable - related party	1,000	-
Proceeds from payroll protection program loan payable	107,485	-
Proceeds from notes payable - related party	-	5,000
Repayments on notes payable - related party	(800)	(33,000)
Proceeds from sale of common stock, net of offering costs	574,500	1,444,750
Net cash provided by financing activities	1,413,145	1,848,144

Net increase in cash	22,343	(2,696)

Cash, beginning of period	4,342	9,668

Cash, end of period	$26,685	$6,972

Supplemental disclosure of cash flow information
Cash paid for interest	$106,781	$46,933
Cash paid for taxes	$-	$-

SUPPLEMENTARY DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Recognition of right of use asset and liability	$-	$64,978
Derivative Liability reclassified to APIC	$338,176	$-
Reclassification of notes payable to convertible notes payable	$1,060,000	$100,000
Notes and accrued interest settled with common shares	$400,000	$162,904

See accompanying notes to condensed consolidated financial statements.

TRUTANKLESS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

(UNAUDITED)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

The Company was incorporated on March 7, 2008 under the laws of the State of Nevada, as Alcantara Brands Corporation. On October 5, 2010, the Company amended its articles of incorporation and changed its name to Bollente Companies, Inc. On June 4, 2018, the Company amended its articles of incorporation and changed its name to Trutankless, Inc. On October 26, 2020, the Board of Directors (the Board), authorized the Company to amend the Articles of Incorporation of the Corporation to increase the authorized capital stock of the Corporation to 1,010,000,000 shares, of which 1,000,000,000 shall be authorized as common shares and 10,000,000 shall be authorized as preferred shares. Additionally, the Board authorized the execution of a reverse split of the issued and outstanding shares of the Corporation’s common stock at a ratio of up to one post-split share per twenty-five pre-split shares (1:25) at a time and exact ratio amount the Board of Directors deems appropriate (See Note 11).

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

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (GAAP) and applicable rules and regulations of the Securities and Exchange Commission (SEC) regarding interim financial reporting. Certain information and note disclosures normally included in the consolidated financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. As such, the information included in the consolidated financial statements for the three and nine months ended September 30, 2020 should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s Form 10-K/A for the Company’s fiscal year ended December 31, 2019, as filed with the SEC on April 24, 2020.

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

Stock-based compensation

The Company follows Accounting Standards Codification (ASC) 718-10, "Stock Compensation", which addresses the accounting for transactions in which an entity exchanges its equity instruments for goods or services, with a primary focus on transactions in which an entity obtains employee services in share-based payment transactions.  ASC 718-10 requires measurement of the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). Incremental compensation costs arising from subsequent modifications of awards after the grant date must be recognized.

Earnings per share

The Company follows ASC Topic 260 to account for the earnings per share. Basic earnings per common share (“EPS”) calculations are determined by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per common share calculations are determined by dividing net income by the weighted average number of common shares and dilutive common share equivalents outstanding. During periods of net loss, all common stock equivalents are excluded from the diluted EPS calculation because they are antidilutive. Potential equivalent shares of common stock as of September 30, 2020 that have been excluded from the computation of diluted net loss per share amounted to 23,699,049 shares of common stock, which included 10,826,882 shares of common stock underlying outstanding warrants and 12,872,167 shares of common stock underlying outstanding convertible notes payable.

Inventory

Inventories are stated at the lower of cost (average cost) or market (net realizable value).

Revenue recognition

We recognize revenue in accordance with generally accepted accounting principles as outlined in the Financial Accounting Standard Board’s (“FASB”) ASC 606, Revenue From Contracts with Customers, which requires that five basic criteria be met before revenue can be recognized: (i) identify the contract with the customer; (ii) identity the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price; and (v) recognize revenue when or as the entity satisfied a performance obligation.

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

The reported fair values for financial instruments that use Level 2 and Level 3 inputs to determine fair value are based on a variety of factors and assumptions. Accordingly, certain fair values may not represent actual values of the Company’s financial instruments that could have been realized as of September 30, 2020 or that will be recognized in the future, and do not include expenses that could be incurred in an actual settlement. The carrying amounts of the Company’s financial assets and liabilities, such as cash, accounts receivable, receivables from related parties, prepaid expenses and other, accounts payable, accrued liabilities, and related party and third-party notes payables approximate fair value due to their relatively short maturities. The Company’s notes payable to related parties approximates the fair value of such instrument based upon management’s best estimate of terms that would be available to the Company for similar financial arrangements at September 30, 2020 and December 31, 2019.

Financial assets and liabilities measured at fair value on a recurring basis are summarized below as of September 30, 2020:

	Level 1	Level 2	Level 3	Total
Liabilities
Derivative Financial Instruments	$-	$-	$278,999	$278,999

As of September 30, 2020, the Company’s stock price was $0.20, risk-free discount rate of 0.11% and volatility of 312.34%

The following table provides a summary of the changes in fair value, including net transfers in and/or out, of the derivative financial instruments, measured at fair value on a recurring basis using significant unobservable inputs:

The following tables provides a summary of the changes in fair value, including net transfers in and/or out, of the derivative financial instruments, measured at fair value on a recurring basis using significant unobservable inputs for the three months ended September 30, 2020:

Amount
Balance March 31, 2020	$549,920
Derivative reclassed to additional paid in capital	(188,276)
Change in fair market value of derivative liabilities	(82,645)
Balance September 30, 2020	$278,999

The following tables provides a summary of the changes in fair value, including net transfers in and/or out, of the derivative financial instruments, measured at fair value on a recurring basis using significant unobservable inputs for the six months ended September 30, 2020:

Amount
Balance December 31, 2019	$613,716
Debt discount originated from derivative liabilities	124,037
Financing cost recorded	88,761
Derivative reclassed to additional paid in capital	(526,452)
Change in fair market value of derivative liabilities	(21,063)
Balance September 30, 2020	$278,999

Financial assets and liabilities measured at fair value on a recurring basis are summarized below as of December 31, 2019:

	Level 1	Level 2	Level 3	Total
Liabilities
Derivative Financial Instruments	$-	$-	$613,716	$613,716

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

Management evaluated all relevant conditions and events that are reasonably known or reasonably knowable, in the aggregate, as of the date the consolidated financial statements are issued and determined that substantial doubt exists about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent on the Company’s ability to generate revenues and raise capital. The Company has not generated sufficient revenues from product sales to provide sufficient cash flows to enable the Company to finance its operations internally. As of September 30, 2020, the Company had $26,685 cash on hand. At September 30, 2020, the Company has an accumulated deficit of $40,757,452. For the nine months ended September 30, 2020, the Company had a net loss of $8,331,470, and cash used in operations of $1,390,802. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year from the date of filing.

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

NOTE 3 - INVENTORY

Inventories consist of the following at:

	September 30, 2020	December 31, 2019
Finished goods	37,598	106,958
Total	$37,598	$106,958

NOTE 4 - ACCOUNTS RECEIVABLE, NET

Accounts receivable consist of the following at:

	September 30, 2020	December 31, 2019
Accounts receivable	546,103	377,222
Allowance for doubtful accounts	(106,841)	(106,958)
Total	$439,262	$270,381

NOTE 5 - PREPAID CONSULTING EXPENSES

Prepaid consulting expense was $1,898,203 and $481,335 as of September 30, 2020 and December 31, 2019, respectively. During the nine months ended September 30, 2020, the Company was required to issue 407,200 shares(post-split) of stock for consulting agreements with a term ranging from 6 months to 4 years. The Company considered the market price of the common stock issued and fair value of the services rendered and determined that the market prices of the shares on the date issued of $2,318,888 was the more readily determinable values. The Company recorded amortization of the prepaid stock compensation amounting to $373,040 and $902,020 for the three and nine months ended September 30, 2020 and $73,818 and $335,795 for the three and nine months ended September 30, 2019, respectively.

NOTE 6 - RELATED PARTY

As of September 30, 2020, and December 31, 2019, the Company had notes payable due to officers and directors of the Company in the amount of $69,350 and $69,150, respectively. The notes have interest rate that range from 5%-12% and are due on demand.

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

Interest expense associated with the related party notes for the nine months ended September 30, 2020 and 2019 was $41,882 and $6,139, respectively.

NOTE 7 - NOTES PAYABLE

Notes payable consist of the following at:

	September 30, 2020	December 31, 2019
Note payable, secured, 12% interest, due July 2020	$-	$150,000
Note payable, secured, 12% interest, due July 2020	-	100,000
Note payable, secured, 12% interest, due January 2020	-	50,000
Note payable, secured, 12% interest, due July 2020	-	100,000
Note payable, secured, 12% interest, due June 1, 2022	249,027	-
Note payable, secured, 12% interest, due June 1, 2021	300,000	-
Note payable, secured, 12% interest, due October 2019	-	5,750
Note payable, secured, 12% interest, due March 2020	-	12,000
Note payable, secured, 10% interest, due June 2021	345,000	-
Notes payable, secured, 12% interest, due August 2021	278,000	-
Total Notes Payable	$1,172,027	$417,750

Less unamortized debt discounts	(420,333)	(5,943)
Total Notes Payable	751,694	411,807
Less current portion	(502,667)	(411,807)
Total Notes Payable - long term	$249,027	$-

On September 2, 2016, the Company issued a $100,000 12% promissory note. The note was due on September 1, 2017. As an incentive to enter into the agreement the noteholder was also granted 25,000 shares valued at $25,000 which was recognized as a debt discount. On May 16, 2019, the maturity date of the note was extended to July 1, 2020 (see below) for the issuance of 50,000 shares of common stock valued at $21,000, which was recognized as a debt discount over the extended maturity date, which was recognized as a debt discount over the extended maturity date. As of September 30, 2020, the full amounts of the debt discount have been amortized.

On February 2, 2018, the Company entered into an agreement with the note holder to split a certain note payable dated July 1, 2015 into two notes in the amount of $150,000 and $50,000, respectively. In addition to splitting the notes the noteholder also agreed to extend the due date of the new $50,000 note to July 1, 2018 and on June 4, 2018, for consideration of 15,000 shares the noteholder further agreed to extend the due date of the new $50,000 note to April 1, 2019. On November 15, 2018, both notes were further extended to January 1, 2020 (see below) for the issuance of 80,000 shares valued $40,800. On May 16, 2019, the maturity dates of both notes were extended to July 1, 2020 for the issuance of 50,000 shares of common stock valued at $21,000. The Company recorded the fair market value of all the shares issued for extensions to financing cost.

On January 1, 2020, the Company entered into an agreement to consolidate three notes payable above dated September 2, 2016 and February 2, 2018 into one $300,000, 12% note due June 1, 2021. As consideration the Company issued the note holder 175,000 shares of common stock valued at $68,250 which was recorded as financing expense. The Company evaluated the modification under ASC 470-50 and determined that the modifications were considered substantial and qualified for extinguishment accounting under such guidance. As such the Company recorded a loss on extinguishment of debt of $68,250 associated with the excess reacquisition cost of the new debt over the carrying value of the original debt.

On June 11, 2020, the Company issued $160,000 of principal amount of 12% secured convertible promissory notes and warrants to purchase common stock. The notes were due between May and August 2018 and bear interest of percent (12%). The notes are secured by all of the Company’s assets. The outstanding principal amounts and accrued but unpaid interest of the notes is convertible at any time at the option of the holder into common stock at a conversion price of $1.00 per share. The notes were issued with warrants to purchase up to 160,000 shares of the Company’s common stock which were valued at $119,616. On May 16, 2019, the maturity date of the note was extended to January 11, 2020 for the issuance of 90,000 shares of common stock valued at $45,900. As of September 30, 2020, $165,516 of the debt discount was amortized and the note was shown net of unamortized discount of $0.

On January 30, 2019, the Company issued a $100,000 12% promissory note. The note was due on September 30, 2019. As an incentive to enter into the agreement the noteholder was also granted 100,000 shares valued at $45,000 which was recognized as a debt discount. On May 16, 2019, the maturity date of the note was extended to September 30, 2020 (see below) for the issuance of 55,000 shares of common stock valued at $23,100 The Company recorded the fair market value of all the shares issued for extensions to financing cost.

On January 1, 2020, the Company entered into an agreement to consolidate the above two notes payable dated June 11, 2018 and January 30, 2019 into one $260,000, 12% note due June 1, 2022. As consideration the Company issued the note holder 175,000 shares of common stock valued at $68,250, which was recognized as a financing cost. The Company evaluated the modification under ASC 470-50 and determined that the modifications were considered substantial and qualified for extinguishment accounting under such guidance. As such, the Company recorded a loss on extinguishment of debt of $68,250 associated with the excess reacquisition cost of the new debt over the carrying value of the original debt. During the nine month ended September 30, 2020, the Company paid $10,973 to the noteholder, and the balance of note was $249,027 as of December 31, 2020.

On March 1, 2019, the Company issued a $12,000 12% promissory note. The note was due on March 1, 2020 has been paid in full as of September 30, 2020.

On March 4, 2020, the Company issued a $12,000 10% promissory note. The note is due on March 4, 2021. On March 4, 2020, the Company issued a $12,000 promissory note. On April 17, 2020, the note and accrued interest in the amount of $12,140 was paid.

On June 2, 2020, the Company entered in to a $345,000 note payable, including an original issue discount of $34,500 promissory note. Interest under the promissory note is 12% per annum, and the principal and all accrued but unpaid interest is due twelve (12) months from funding with monthly payment of $37,150 beginning on September 1, 2020. On September 6, 2020, the note was amended to increase the payments on the note to $41,420 and extended the first payment to October 2, 2020. In addition, as part of the amendment the Company can further extend the due date of the first payment with notice to the noteholder and payment of an extension fee of $4,142.  The holder has the right upon an event of default to convert the note and accrued interest into common shares at the closing bid price on the date preceding the notice of conversion. As an incentive to enter into the agreement, the noteholder was also granted 1,468,085 shares valued at $308,298, based on market value of the shares of $0.21 on the date of issuance which was recognized as a debt discount. During the nine months ended September 30, 2020, $109,883 of the discount was amortized and the note was shown net of unamortized discount of $232,915.

On August 20, 2020, the Company entered in to a $278,000 note payable, including an original issue discount of $27,800 promissory note. Interest under the promissory note is 12% per annum, and the principal and all accrued but unpaid interest is due twelve (12) months from funding with monthly payment of $31,136 beginning on November 18, 2020. The holder has the right upon an event of default to convert the note and accrued interest into common shares at the closing bid price on the date preceding the notice of conversion. As an incentive to enter into the agreement, the noteholder was also granted 1,002,919 shares valued at $183,334, based on market value of the shares of $0.1828 on the date of issuance which was recognized as a debt discount. During the nine months ended September 30, 2020, $23,716 of the discount was amortized and the note was shown net of unamortized discount of $187,418.

Interest expense including amortization of the associated debt discount for the nine months ended September 30, 2020 and 2019 was $206,564 and $65,112, respectively.

Payroll Protection Program

On May 4, 2020, we received funds under the Paycheck Protection Program, a part of the CARES Act. The loan is serviced by Bank of America, and the application for these funds required us to, in good faith, certify that the current economic uncertainty made the loan necessary to support our ongoing operations. We used the funds for payroll and related costs. The receipt of these funds, and the forgiveness of the loan attendant to these funds, is dependent on our ability to adhere to the forgiveness criteria. The loan bears interest at a rate of 1.0% per annum and matures on May 4, 2022, with the first payment deferred until November 2020. Under the terms of the PPP, certain amounts may be forgiven if they are used in accordance with the CARES Act. The Company believes that the full amount of the $107,485 Paycheck Protection Program loan will be forgiven, and therefore, the entire loan is classified as a current liability in the accompanying Balance Sheet.

Interest expense for the nine months ended September 30, 2020 and 2019 was $439 and $0, respectively.

Convertible notes payable, net of debt discount consist of the following:

	September 30, 2020	December 31, 2019
Convertible note payable, secured, 12% interest, due August 31, 2019, in default	50,000	50,000
Convertible note payable, secured, 12% interest, due 120 days after delivery of payment notice from lender or November 1, 2019	-	900,000
Convertible note payable, secured, 12% interest, due February 1, 2021	100,000	100,000
Convertible note payable, secured, 12% interest, due May 2, 2020	50,000	50,000
Convertible note payable, secured, 12% interest, due May 22, 2020, in default	5,000	5,000
Convertible note payable, secured, 12% interest, due Feb 15, 2021	75,000	75,000
Convertible notes payable, secured, 4% interest, due October 14, 2020	75,000	75,000
Convertible note payable, secured, 12% interest, due January 11, 2020	-	160,000
Convertible note payable, secured, 10% interest, due February 8, 2020, in default	50,000	50,000
Convertible note payable ,12% interest, due May 2020	-	337,000
Convertible note payable ,12% interest, due May 2020, in default	108,500	168,500
Convertible note payable, secured, 10% interest, due February 8, 2020, in default	50,000	50,000
Convertible note payable, secured, 12% interest	14,900	31,500
Convertible note payable, secured, 10% interest, due October 2021	29,000	23,000
Convertible note payable, secured, 10% interest, due April 2022	26,000	-
Convertible note payable, secured, 10% interest, due May 2021	350,000	-
Convertible note payable, secured, 10% interest, due October 18, 2021	26,083	-
Convertible notes payable, secured, 10% interest, due May through June 2022	230,000	-
Total notes payable	1,239,483	-

Less unamortized discounts	(371,960)	(474,692)
Total convertible notes payable, net	$876,523	$1,596,410
Less current portion	(783,093)	(1,583,066)

Convertible notes payable, net - Long-term	$84,430	$17,242

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

On May 2, 2017, the Company issued $100,000 of principal amount of 12% secured convertible promissory notes and 20,000 warrants to purchase common stock. The note was due on May 2, 2020 and is secured by the Company’s accounts receivable and inventory and on August 1, 2020, for the issuance of 50,000 shares valued at $10,000 based on market value of the shares of $0.20 on the date of issuance, was further extended to February 1, 2021. The outstanding principal amounts and accrued but unpaid interest of the notes is convertible at any time at the option of the holder into common stock at a conversion price of $0.50 per share. The notes were issued with warrants to purchase up to 10,000 shares of the Company’s common stock at an exercise price of $1.00 per share. For the three and nine months ended September 30, 2020, the Company recorded amortization of the debt discount of $419 and $669, respectively, and for the three and nine months ended September 30, 2019, the Company recorded amortization of the debt discount of $504 and $751, respectively. As of September 30, 2020, the note was shown net of unamortized discount of $0.

On May 2, 2017, the Company issued $50,000 of principal amount of 10% secured convertible promissory notes and 10,000 warrants to purchase common stock. The note was due on May 2, 2020 and is secured by the Company’s accounts receivable and inventory. On April 22, 2020, the note was extended to May 2, 2021. The outstanding principal amounts and accrued but unpaid interest of the notes is convertible at any time at the option of the holder into common stock at a conversion price of $0.50 per share. The notes were issued with warrants to purchase up to 10,000 shares of the Company’s common stock at an exercise price of $1.00 per share. For the three and nine months ended September 30, 2020, the Company recorded amortization of the debt discount of $209 and $334, respectively, and for the three and nine months ended September 30, 2019, the Company recorded amortization of the debt discount of $252 and $376, respectively. As of September 30, 2020, the note was shown net of unamortized discount of $0.

On May 22, 2017, the Company issued $5,000 of principal amount of 10% secured convertible promissory notes and 1,000 warrants to purchase common stock at an exercise price of $1. The note was due on May 22, 2020 and is currently in default secured by the Company’s accounts receivable and inventory. The outstanding principal amounts and accrued but unpaid interest of the notes is convertible at any time at the option of the holder into common stock at a conversion price of $0.50 per share. The notes were issued with warrants to purchase up to 1,000 shares of the Company’s common stock at an exercise price of $1.00 per share. For the three and nine months ended September 30, 2020, the Company recorded amortization of the debt discount of $19 and $32, respectively, and for the three and nine months ended September 30, 2019, the Company recorded amortization of the debt discount of $26 and $38, respectively. As of September 30, 2020, the note was shown net of unamortized discount of $0.

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

On September 17, 2018, the Company issued a $50,000 10% promissory note. The note was due on September 18, 2020. As an incentive to enter into the agreement the noteholder was also granted 10,000 shares valued at $5,000, based on market value of the shares of $0.50 on the date of issuance. On February 9, 2019, the note was amended for the issuance of 50,000 shares of common stock valued at $30,000 based on market value of the shares of $0.60 on the date of issuance, which was recognized as a debt discount, the note holder agreed to a convert the note at a price of $0.50 per share. Additionally, the maturity date of the note was changed to February 8, 2020 and the note is currently in default. As of September 30, 2020, the shares have not been issued and were included in stock payable. For the three and nine months ended September 30, 2020, the Company recorded amortization of the debt discount of $0 and $4,204 respectively, and for the three and nine months ended September 30, 2019, the Company recorded amortization of the debt discount of $10,757 and $16,090 respectively. As of September 30, 2020, $30,000 of the debt discount has been amortized and the note was shown net of unamortized discount of $0.

On December 14, 2018, the Company issued a $50,000 4% convertible note. The note was originally due on February 14, 2019 and is convertible at a rate of $0.50 per shares. As an incentive to enter into the agreement, the noteholder was also granted 10,000 shares valued at $5,000, based on market value of the shares of $0.60 on the date of issuance, which was recognized as a debt discount. For the three and nine months ended September 30, 2020, the Company recorded amortization of the debt discount of $0 and $0, respectively, and for the three and nine months ended September 30, 2019, the Company recorded amortization of the debt discount of $0 and $5,000, respectively.  On February 14, 2019, the noteholder agreed to extend the note through October 14, 2020.

On January 25, 2019, the Company issued a $100,000 8% convertible note. The note was due on March 1, 2019 and is convertible at a rate of $0.50 per shares. On April 29, 2020, the note was amended to be due on demand but not before January 25, 2021 and the conversion price was changed to $0.10 per share. As consideration, the Company granted 140,000 three year warrants exercisable at $0.125 per share and valued at $21,836. The Company evaluated the modification under ASC 470-50 and determined that the modifications were considered substantial and qualified for extinguishment accounting under such guidance. As such the Company recorded a loss on extinguishment of debt of $34,086 associated with the excess reacquisition cost of the new debt over the carrying value of the original debt. Additionally, the reduction of the conversion price resulted in a beneficial conversion feature totaling $12,250. The noteholder is due two shares of common stock for every dollar funded. As of September 30, 2020, the noteholder advanced a total of $47,500 and is due 95,000 shares valued at $38,250, based on market value of the shares of $0.40 on the date of issuance, and the Company has made payments on the principal balance of $32,600. As of September 30, 2020, there was an outstanding balance on the note in the amount of $14,900. For the three and nine months ended September 30, 2020, the Company recorded amortization of the debt discount of $0 and $6,250, respectively, and for the three and nine months ended September 30, 2019, the Company recorded amortization of the debt discount of $12,398 and $27,971, respectively. As of September 30, 2020, the note was shown net of unamortized discount of $0.

On February 8, 2019, the Company issued a $50,000 10% convertible note. The note was due on February 8, 2020 and is currently in default. As an incentive to enter into the agreement, the noteholder was also granted 60,000 shares valued at $30,000, which was recognized as a debt discount. For the three and nine months ended September 30, 2020, the Company recorded amortization of the debt discount of $3,205 and $0, respectively, and for the three and nine months ended September 30, 2019, the Company recorded amortization of the debt discount of $14,877 and $22,438, respectively. As of September 30, 2020, $30,000 of the debt discount has been amortized and the note was shown net of unamortized discount of $0.

On February 19, 2019, the Company issued a $25,000 4% convertible note. The note was due on August 19, 2019 and is convertible at a rate of $0.50 per share. On February 14, 2019, the noteholder agreed to extend the note through October 14, 2020. As an incentive to enter into the agreement, the noteholder was also granted 5,000 shares valued at $2,500, which was recognized as a debt discount. As of September 30, 2020, the shares have not been issued and were included in stock payable. For the three and nine months ended September 30, 2020, the Company recorded amortization of the debt discount of $0 and $0, respectively, and for the three and nine months ended September 30, 2019, the Company recorded amortization of the debt discount of $2,500 and $0, respectively. As of September 30, 2020, the note was shown net of unamortized discount of $0.

On October 18, 2019, the Company issued a $23,000 10% convertible note. The note is due on October 17, 2021 and is convertible at a rate of $0.50 per share. As an incentive to enter into the agreement, the noteholder was also granted 46,000 shares valued at $15,175, based on market value of the shares of $0.33 on the date of issuance, which was recognized as a debt discount. During the three months ended September 30, 2020, the Company restructured the note to reduce the conversion price to $0.10 per share and the noteholder advanced another $6,000. As consideration, the Company issued an additional 12,000 shares of common stock valued at $4,560 and 232,000 warrants valued at $82,131. The Company evaluated the modification under ASC 470-50 and determined that the modifications were considered substantial and qualified for extinguishment accounting under such guidance. As such the Company recorded a loss on extinguishment of debt of $102,905 associated with the excess reacquisition cost of the new debt over the carrying value of the original debt.

On November 5, 2019, the Company entered into a $562,000 convertible note payable, including an original issue discount of $56,200 pursuant to which we borrowed $337,000, including a $37,000 original issue discount in the first tranche during the year ended December 31, 2019. Interest under the convertible promissory note is 12% per annum, and the principal and all accrued but unpaid interest was due 180 days from funding. The note is convertible at the lesser of (i) 70% multiplied by the lowest Trading Price during the previous twenty-five (25) trading day period ending on the latest complete Trading Day prior to the date of the note and 70% of the market price. As an incentive to enter into the agreement, the noteholder was also granted 854,000 shares valued at $307,440. The Company analyzed the conversion feature and determined it was required to be bifurcated and recognized as a derivative liability. The derivative at inception was valued at $392,061, based on the Black Scholes Merton pricing model. As the fair value of the derivative and the shares issued at inception were in excess of the face amount of the note, the Company recorded a debt discount in the amount of $337,000 to be amortized utilizing the effective interest method of accretion over the term of the note. On January 30, 2020, the Company borrowed an additional $225,000, including a $19,200 original issue discount. As an incentive, the noteholder was also granted an additional 476,493 shares valued at $109,593. The Company analyzed the conversion feature and determined it was required to be bifurcated and recognized as a derivative liability. The derivative at inception was valued at $212,798, based on the Black Scholes Merton pricing model. As the fair value of the derivative and the shares issued at inception were in excess of the face amount of the note, the Company recorded a debt discount in the amount of $225,000 to be amortized utilizing the effective interest method of accretion over the term of the note. Further, the excess of $161,011 was recognized as a financing cost on the Statement of Operations. For the three and nine months ended September 30, 2020, the Company recorded amortization of the debt discount of $45,000 and $457,735, respectively. As of September 30, 2020, $562,000 of the debt discount has been amortized and the note was shown net of unamortized discount of $0. On May 5, 2020, the Company paid the principal and accrued interest under the first tranche of $357,852 and on August 20, 2020, the Company paid the principal and accrued interest of the second tranche of $239,055. The fair value of the derivative liability associated with the first and second tranches on the date of settlement of $275,728 and $188,276, respectively were reclassified to additional paid in capital.

On November 19, 2019, the Company entered in to a $281,000 convertible note payable, including an original issue discount of $28,100 convertible promissory note pursuant to which $150,000 was borrowed, including a $18,500 discount during the year ended December 31, 2019. Interest under the convertible promissory note is 12% per annum, and the principal and all accrued but unpaid interest is due 180 days from funding. On May 20, 2020, the noteholder agreed to extend the due date of the first tranche of funding until July 19, 2020 and is currently past due. The note is convertible at the lesser of (i) 70% multiplied by the lowest Trading Price during the previous twenty-five (25) trading day period ending on the latest complete Trading Day prior to the date of the note and 70% of the market price. As an incentive to enter into the agreement, the noteholder was also granted 427,000 shares valued at $175,070. The Company analyzed the conversion feature and determined it was required to be bifurcated and recognized as a derivative liability. The derivative at inception was valued at $192,226, based on the Black Scholes Merton pricing model. As the fair value of the derivative and the shares issued at inception were in excess of the face amount of the note, the Company recorded a debt discount in the amount of $168,500 to be amortized utilizing the effective interest method of accretion over the term of the note. Further, the excess of $104,041 was recognized as a financing cost on the Statement of Operations. For the three and nine months ended September 30, 2020, the Company recorded amortization of the debt discount of $0 and $129,401, respectively. As of September 30, 2020, $168,500 of the debt discount has been amortized and the note was shown net of unamortized discount of $0. As of September 30, 2020, the Company paid the $60,000 toward the principal balance under the first tranche of $60,000. The fair value of the derivative liability associated with the payment of $62,448 was reclassified to additional paid in capital.

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

The Black-Scholes model, adopted by management as an appropriate financial model, utilized the following inputs to value the derivative liabilities at the date of issuance of the convertible note through September 30, 2020:

Risk free interest rate	0.15% - 1.57%
Expected term (years)	0.132 - 0.50
Expected volatility	188% - 263.5
Expected dividends	0%

On January 8, 2020, the Company issued a $26,083 convertible note. The note is due on January 8, 2022 and is convertible at a rate of $0.10 per shares. As an incentive to enter into the agreement, the noteholder was also granted 52,166 shares and 208,664 2-year warrants exercisable at $0.125. The issuance of the note and warrants resulted in a  discount from the beneficial conversion feature totaling $26,083, including $13,203 attributable to the conversion feature, $10,566 attributable to the warrants, and $2,313 was attributable to the shares. The excess fair value of the consideration given of $16,171 was recorded as financing expense. During the three and nine months ended September 30, 2020, $3,282 and $9,291, respectively, of the discount was amortized and the note was shown net of unamortized discount of $16,792.

On May 5, 2020, the Company issued a $350,000 6% convertible note. The note is due on May 1, 2021 and is convertible at a rate of $0.125 per shares. As an incentive to enter into the agreement the noteholder was also granted 1,500,000 shares valued at $207,000, which was recognized as a debt discount. During the three and nine months ended September 30, 2020, $63,301 and $103,693 of the discount, respectively, was amortized and the note was shown net of unamortized discount of $145,307.

On April 30, 2020, the Company issued a $100,000 8% convertible note. The note is due on April 30, 2022 and is convertible at a rate of $0.125 per shares which resulted in a discount from the beneficial conversion feature totaling 20,250. The note holder is due two shares of common stock and eight three-year warrants exercisable at a rate of $0.125 for every dollar funded. As of September 30, 2020, the noteholder advanced a total of $26,000 and is due

40,500 shares valued at $5,670, based on market value of the shares of $0.14 on the date of funding and $162,000 warrants valued at $12,150 which was recorded as financing expense. As of September 30, 2020, the 40,500 shares were not issued and were included in stock payable. During the three and nine months ended September 30, 2020, $2,613 and $4,147 of the debt discount, respectively, was amortized. As of September 30, 2020, the note was shown net of unamortized discount of $16,103.

During the nine months ended September 30, 2020, we issued secured convertible promissory notes in the aggregate principal amount of $230,000 to several accredited investors through a private placement. The convertible notes bear interest at a rate of 10% per annum, mature two years from issuance. The notes and accrued interest are convertible at the option of the noteholder into our common stock at $0.125 per share. As an incentive to enter into the agreements the Company also issued 1,840,000 three year warrants exercisable at $0.125 per share valued at $230,000 (Note 9), which was recorded as a debt discount. During the three and nine months ended September 30, 2020, $20,026 and $36,242 of the discount, respectively, was amortized and the note was shown net of unamortized discount of $193,758.

As part of the private placement, the Company paid a consultant a $50,000 retainer and commissions equivalent to 10% of the gross proceeds received from the issuance of convertible notes which were recorded as financing cost.

Interest expense including financing cost and amortization of the associated debt discount on all of the above convertible notes for the nine months ended September 30, 2020 and 2019 was $385,430 and $246,703, respectively.

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

Undiscounted Cash Flows

As of September 30, 2020, the right of use asset and lease liability were shown on the consolidated balance sheet at $38,051 and $41,036, respectively. The table below reconciles the fixed component of the undiscounted cash flows and the total remaining years to the operating lease liability recorded on the consolidated balance sheet as of September 30, 2020:

Amounts due as of September 30, 2020	Operating Leases
2020	$5,040
2021	20,765
2022	21,370
Total minimum lease payments	$47,175
Less: effect of discounting	(6,139)
Present value of future minimum lease payments	$41,036
Less: current obligations under leases	(16,480)
Long-term lease obligations	$24,556

Legal Matter

On July 6, 2020 we received a letter from the staff of the Division of Enforcement of the Securities and Exchange Commission (the “Staff”) that indicated the Company may have violated certain rules and regulations regarding a late filing notification filed by the Company and that the Staff is conducting an informal inquiry into the matter.  The Staff has asked the Company to voluntarily submit certain information to it and the Company has done so and is cooperating with the Staff into their inquiry. No formal complaint has been filed and we expect to resolve this matter with the Staff without formal litigation.

NOTE 9 - STOCK WARRANTS

On January 8, 2020, the Company granted 208,664 warrants with terms of 3.3 years exercisable at $0.125 per share with the issuance of a convertible note payable, valued at $19,277. The warrants were valued using the Black-Scholes option pricing model. Assumptions used in the valuation include the following: a) market value of stock on measurement date of $0.38; b) risk-free rate of 1.61%; c) volatility factor of 166%; d) dividend yield of 0%

On January 8, 2020, the Company granted 232,000 warrants 3.3 years warrants exercisable at $0.125 per share with the issuance of a convertible note payable, valued at $82,131. The warrants were valued using the Black-Scholes option pricing model. Assumptions used in the valuation include the following: a) market value of stock on measurement date of $0.38; b) risk-free rate of 1.61%; c) volatility factor of 166%; d) dividend yield of 0%

On February 5, 2020, the Company granted 1,965,094 warrants with a term of 5 years exercisable at $0.50 per shares warrants, valued $566,269 as part of a note settlement agreement. Additionally, as part of the agreement the Company modified 1,666,666 previously issued to include the same terms of the warrants issued under the agreement. The Company valued the modification of warrants at $215,486, which the difference of the fair value of the warrants before and after the modification and recorded the value to loss on extinguishment of notes payable. The warrants were valued using the Black-Scholes option pricing model. Assumptions used in the valuation include the following: a) market value of stock on measurement date of $0.30-$0.31; b) risk-free rate of 1.48-1.49%; c) volatility factor of 175-177.6%; d) dividend yield of 0%

On April 29, 2020, the Company granted 140,000 3 years warrants exercisable at $0.125 per share with the amendment of a convertible note payable, valued at $21,836. The warrants were valued using the Black-Scholes option pricing model. Assumptions used in the valuation include the following: a) market value of stock on measurement date of $0.17; b) risk-free rate of .24%; c) volatility factor of 192%; d) dividend yield of 0%

On May 7, 2020, the Company granted 162,000 3 years warrants exercisable at $0.125 per share with the issuance of a convertible note payable, valued at $10,339. The warrants were valued using the Black-Scholes option pricing model. Assumptions used in the valuation include the following: a) market value of stock on measurement date of $0.14; b) risk-free rate of .19%; c) volatility factor of 192%; d) dividend yield of 0%

On May 29, 2020, the Company granted 1,240,000 3 years warrants exercisable at $0.125 per share with the issuance of a convertible note payable, valued at $96,304. The warrants were valued using the Black-Scholes option pricing model. Assumptions used in the valuation include the following: a) market value of stock on measurement date of $0.22; b) risk-free rate of .19%; c) volatility factor of 195%; d) dividend yield of 0%

On June 26, 2020, the Company granted 600,000 3 years warrants exercisable at $0.125 per share with the issuance of a convertible note payable, valued at $40,990. The warrants were valued using the Black-Scholes option pricing model. Assumptions used in the valuation include the following: a) market value of stock on measurement date of $0.16; b) risk-free rate of .19%; c) volatility factor of 197%; d) dividend yield of 0%

During the period ending September 30, 2020 the Company issued 2,155,000 units, which included 2,155,000 3 years warrants exercisable at $0.125 per share and 2,155,000 shares of common stock for $242,500 cash.

The following is a summary of stock warrants activity during the period ended September 30, 2020.

	Number of Shares	Weighted Average Exercise Price
Balance, December 31, 2019	2,478,124	$1.00
Warrants granted and assumed	8,348,758	$0.12
Warrants expired	-	-
Warrants canceled	(1,666,000)	$1.00
Warrants exercised	-	-
Balance outstanding and exercisable, September 30, 2020	10,862,882	$0.32

The following is a summary of stock warrants activity during the period ended September 30, 2019.

	Number of Shares	Weighted Average Exercise Price
Balance, December 31, 2018	2,395,624	$1.00
Warrants granted and assumed	82,500	$1.00
Warrants expired	-	-
Warrants canceled	-	-
Warrants exercised	-	-
Balance outstanding and exercisable, September 30, 2020	2,478,124	$1.00

NOTE 10 - STOCKHOLDERS’ EQUITY

The Company is authorized to issue 10,000,000 shares of it $0.001 par value preferred stock and 100,000,000 shares of its $0.001 par value common stock. On October 26, 2020, the Board of Directors (the Board), authorized the Company to amend the Articles of Incorporation of the Corporation to increase the authorized capital stock of the Corporation to 1,010,000,000 shares, of which 1,000,000,000 shall be authorized as common shares and 10,000,000 shall be authorized as preferred shares. Additionally, the Board authorized the execution of a reverse split of the issued and outstanding shares of the Corporation’s common stock at a ratio of up to one post-split share per twenty-five pre-split shares (1:25) at a time and exact ratio amount the Board of Directors deems appropriate (See Note 11).

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

On May 20, 2020 the company sold 70,000 shares of common stock and 70,000 warrants for cash proceeds of $7,000. These shares were issued on July 9, 2020 and were recognized as stock payable as of September 30, 2020.

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

On June 1, 2020 the Company entered into an agreement to provide 250,000 shares of common stock with a fair value of $60,000 based on stock price of $0.24 on date of issuance.in connection with consulting services. These shares were issued on July 9, 2020 and were recorded against stock payable as of September 30, 2020.

On June 15, 2020 the Company entered into an agreement to provide 250,000 shares of common stock with a fair value of $42,500 based on stock price of $0.17 on date of issuance. in connection with consulting services.  These shares were issued on July 9, 2020 and were recorded against stock payable as of September 30, 2020.

On July 9, 2020, the Company issued 420,000 of common stock for $42,000 cash.

On July 30, 2020, the Company issued 15,000 shares for services with a fair value of $2,805 based on stock price of $0.19 on date of issuance.

On August 1, 2020, the Company issued 80,000 shares for services with a fair value of $15,760 based on stock price of $0.20 on date of issuance

On August 1, 2020, the Company issued 50,000 shares to extend the due date of a certain note payable dated May 2, 2017 with a fair value of $9,850, based on stock price of $0.20 on date of issuance.

On August 3, 2020, the Company issued 320,000 shares for services with a fair value of $130,476 based on stock price of $0.41 on date of issuance.

On August 3, 2020, the Company issued 750,000 of common stock for $75,000 cash.

On August 10, 2020, the Company issued 750,000 shares for services with a fair value of $263,500 based on stock price of $0.25 on date of issuance.

On August 10, 2020, the Company issued 500,000 of common stock for $50,000 cash.

On August 20, 2020, the Company issued 1,002,919 shares of common stock $183,334 as commitment shares for the issuance of a certain note payable issued on August 20, 2020.

On August 30, 2020, the Company issued 250,000 shares for services with a fair value of $30,000 based on stock price of $0.12 on date of issuance.

On August 23, 2020, the Company issued 500,000 shares for services with a fair value of $75,100 based on stock price of $0.1503 on date of issuance.

On August 25, 2020, the Company issued 500,000 shares for services with a fair value of $75,000 based on stock price of $0.15 on date of issuance.

On August 31, 2020, the Company issued 150,000 shares for services with a fair value of $18,000 based on stock price of $0.12 on date of issuance.

On September 1, 2020, the Company issued 500,000 shares for services with a fair value of $60,000 based on stock price of $0.12 on date of issuance.

On September 4, 2020, the Company issued 300,000 shares for services with a fair value of $30,000 based on stock price of $0.10 on date of issuance.

On September 8, 2020, the Company issued 875,000 of common stock for $87,500 cash.

On September 13, 2020, the Company issued 250,000 shares for services with a fair value of $30,225 based on stock price of $0.12 on date of issuance.

On September 15, 2020, the Company issued 175,000 shares for services with a fair value of $24,825 based on stock price of $0.1255 on date of issuance.

On September 15, 2020, the Company issued 25,000 shares for services with a fair value of $6,000 based on stock price of $0.24 on date of issuance.

On September 28, 2020, the Company issued 600,000 shares for services with a fair value of $109,500 based on stock price of $0.20 on date of issuance.

On September 29, 2020, the Company issued 350,000 of common stock for $35,000 cash.

On September 29, 2020, the Company issued 250,000 shares for services with a fair value of $49,500 based on stock price of $0.20 on date of issuance.

On September 30, 2020, the Company issued 100,000 of common stock for $10,000 cash.

During the three months ended September 30, 2020 the Company entered into various service agreement to provide 1,950,000 shares of common stock with a fair value of $381,920 based on stock prices between $0.20 and $0.24 in connection with consulting services. These shares were issued on October 1, 2020 and were recognized as stock payable as of September 30, 2020. Additionally, the Company issued 840,000 shares valued at $226,396 for services that were recorded as stock payable in previous quarters and issued during the three months ended September 30, 2020.

NOTE 11 - SUBSEQUENT EVENTS

During the three months ended September 30, 2020 the Company entered into various service agreement to provide 1,950,000 shares of common stock with a fair value of $381,920 based on stock prices between $0.20 and $0.24 in connection with consulting services. These shares were issued on October 1, 2020 and were recognized as stock payable as of September 30, 2020.

On October 1, 2020 the Company sold 500,000 shares of common stock and 500,000 warrants for cash proceeds of $50,000.

On October 22, 2020 the Company sold 500,000 shares of common stock and 500,000 warrants for cash proceeds of $50,000.

On October 22, 2020, the Company issued 1,210,000 shares for services with a fair value of $290,400 based on stock price on date of issuance.

On October 26, 2020, the Board of Directors (the Board), authorized the Company to amend the Articles of Incorporation of the Corporation to increase the authorized capital stock of the Corporation to 1,010,000,000 shares, of which 1,000,000,000 shall be authorized as common shares and 10,000,000 shall be authorized as preferred shares. Additionally, the Board authorized the execution of a reverse split of the issued and outstanding shares of the Corporation’s common stock at a ratio of up to one post-split share per twenty-five pre-split shares (1:25) at a time and exact ratio amount the Board of Directors deems appropriate.

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

Our trutankless® water heaters were officially launched in the first quarter of 2014 and is sold throughout the wholesale plumbing distribution channel. We began generating revenue in the first quarter of 2014. As of the fiscal year ended December 31, 2014, we generated $238,912 in revenue. As of the fiscal year ended December 31, 2015, we generated $265,504 in revenue. As of the fiscal year ended December 31, 2016, we generated $429,582 in revenue. As of the fiscal year ended December 31, 2017, we generated $695,857 in revenue. As of the fiscal year ended December 31, 2018, we generated $1,537,958 in revenue. As of the fiscal year ended December 31, 2019, we generated $1,908,708. As of the nine months ended September 30, 2020, we generated $1,439,271 in revenue.

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

Amendment to Articles of Incorporation

On October 26, 2020, the Board of Directors (the Board), authorized the Company to amend the Articles of Incorporation of the Corporation to increase the authorized capital stock of the Corporation to 1,010,000,000 shares, of which 1,000,000,000 shall be authorized as common shares and 10,000,000 shall be authorized as preferred shares. Additionally, the Board authorized the execution of a reverse split of the issued and outstanding shares of the Corporation’s common stock at a ratio of up to one post-split share per twenty-five pre-split shares (1:25) at a time and exact ratio amount the Board of Directors deems appropriate.

RESULTS OF OPERATIONS

Results of Operations for the three months ended September 30, 2020 compared with the three months ended September 30, 2019.

Revenues

In the three months ended September30, 2020, we generated $361,008 in revenues, as compared to $442,781 in revenues in the prior year. The decrease in sales was attributable to less sales of our trutankless® residential and light commercial products. Cost of goods sold was $309,269 in the three months ended September 30, 2020, as compared to $364,352 in the three months ended September 30, 2019. This decrease in cost of goods sold was primarily attributable to a decrease in cost of inventory.

To the knowledge of management, the Company is unaware of any trends or uncertainties in the sales or costs of our products and services for the periods discussed.

Expenses

Operating expenses totaled $964,316 during the three months ended September 30, 2020 as compared to $670,631 in the prior year. In the three-month period ended September 30, 2020, our expenses primarily consisted of General and Administrative of $288,770, Research and development of 29,734 and Professional fees of $645,812.

General and administrative fees increased $4,400, or approximately 1.5% to $288,770 for the three months ended September 30, 2020 from $284,370 for the three months ended September 30, 2019. This increase was primarily due to an increase in wages and marketing.

Research and development decreased $90,266, or approximately 303% to $29,734 for the three months ended September 30, 2020 from $120,000 for the three months ended September 30, 2019. This decrease is attributed primarily to the fewer consulting fees associated with the Company’s research and development efforts.

Professional fees increased $379,551, or approximately 59% to $645,812 for the three months ended September 30, 2020 from $266,261 for the three months ended September 30, 2019. Professional fees increased due to an increase in consulting fees associated with business development.

Other Expenses

Other expenses increased $118,805 to $312,233 in the three months ended September 30, 2020 from $193,428 in the three months ended June 30, 2019. The increase was the result of an increase in notes payable with interest accruals.

Net Loss

In the three months ended September 30, 2020, we generated a net loss of $1,224,810, an increase of $439,180 from $785,630 for the three months ended September 30, 2019. This increase was attributable to an increase in stock based consulting payments.

Results of Operations for the nine months ended September 30, 2020 compared with the nine months ended September 30, 2019.

Revenues

In the nine months ended September 30, 2020, we generated $1,439,271 in revenues, as compared to $1,500,950 in revenues in the prior year. Cost of goods sold was $1,099,277, as compared to $1,297,494 in the nine months ended September 30, 2019. This decrease in cost of goods sold was primarily attributable to a decrease in cost of inventory.

To the knowledge of management, the Company is unaware of any trends or uncertainties in the sales or costs of our products and services for the periods discussed.

Expenses

Operating expenses totaled $5,559,821 during the nine months ended September 30, 2020 as compared to $2,679,142 in the prior year. In the nine-month period ended September 30, 2020 our expenses primarily consisted of General and Administrative of $1,071,675, Research and Development of $93,812, and Professional fees of $4,394,334.

General and administrative fees decreased $30,391, or approximately 3% to $1,071,675 for the nine months ended September 30, 2020 from $1,102,066 for the nine months ended September 30, 2019. This decrease was primarily due to a decrease in marketing.

Research and development decreased $196,762, or approximately 210% to $93,812 for the nine months ended September 30, 2020 from $290,574 for the nine months ended September 30, 2019. This decrease is attributed primarily to the Company decreased spending towards developing its technology.

Professional fees increased $3,107,832, or approximately 71% to $4,394,334 for the nine months ended September 30, 2020 from $1,286,502 for the nine months ended September 30, 2019. Professional fees increased due to an increase in consulting fees associated with business development.

Other Expenses

Other expenses increased $2,418,876 to $3,111,643 in the nine months ended September 30, 2020 from $692,767 in the nine months ended September 30, 2019. The increase was the result of an increase in notes payable with interest accruals and a loss on settlement of notes payable.

Net Loss

In the nine months ended September 30, 2019, we generated a net loss of $8,331,470, an increase of $5,163,017 from $3,168,453 for the nine months ended September 30, 2019. This increase was attributable to increased cost of goods sold and consulting fees associated with business development.

Going Concern

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles that contemplate the continuance of the Company as a going concern.

Management evaluated all relevant conditions and events that are reasonably known or reasonably knowable, in the aggregate, as of the date the consolidated financial statements are issued and determined that substantial doubt exists about the Company’s ability to continue as a going concern within one year from the date of this filing. The Company’s ability to continue as a going concern is dependent on the Company’s ability to generate revenues and raise capital. The Company has not generated sufficient revenues from product sales to provide sufficient cash flows to enable the Company to finance its operations internally. As of September 30, 2020, the Company had $26,685 cash on hand. At September 30, 2020, the Company has an accumulated deficit of $40,757,452. For the nine months ended September 30, 2020, the Company had a net loss of $8,331,470, and cash used in operations of $1,390,802. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Liquidity and Capital Resources

At September 30, 2020, we had an accumulated deficit of $40,757,452. Primarily because of our history of operating losses and our recording of note payables, we have a working capital deficiency of $1,354,204 at September 30, 2020. Losses have been funded primarily through issuance of common stock and borrowings from our stockholders and third-party debt. As of September 30, 2020, we had $26,685 in cash, $439,262 in accounts receivable, $37,598 in inventory, and $1,898,203 in prepaid expenses. We used net cash in operating activities of $1,390,802 for the nine months ended September 30, 2020.

Cash Flows from Operating, Investing and Financing Activities

The following table provides detailed information about our net cash flow for all financial statement periods presented in this Quarterly Report. To date, we have financed our operations through the issuance of stock and borrowings.

The following table sets forth a summary of our cash flows for the nine months ended September 30, 2020 and 2019:

	Nine months ended September 30,
	2020	2019
Net cash used in operating activities	$(1,390,802)	$(1,850,840)
Net cash used in investing activities	-	-
Net cash provided by financing activities	1,413,145	1,848,144
Net increase/(decrease) in Cash	22,343	(2,696)
Cash, beginning	4,342	9,668
Cash, ending	$26,685	$6,972

Operating activities - Net cash used in operating activities was $1,390,802 for the nine months ended September 30, 2020, as compared to $1,850,840 used in operating activities for the same period in 2019. The decrease in net cash used in operating activities was primarily due to a lower volume of units sold and increase in consulting contract cost.

Financing activities - Net cash provided by financing activities for the nine months ended September 30, 2020 was $1,413,145 as compared to $1,848,144 for the same period of 2019. The decrease of net cash provided by financing activities was mainly attributable to less equity financing.

Ongoing Funding Requirements

As of September 30, 2020, we continue to use traditional and/or debt financing to provide the capital we need to run the business. It is possible that we may need additional funding to enable us to fund our operating expenses and capital expenditures requirements.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. We are not presently a party to any material litigation, nor to the knowledge of management is any litigation threatened against us, which may materially affect us. On July 6, 2020 we received a letter from the staff of the Division of Enforcement of the Securities and Exchange Commission (the “Staff”) that indicated the Company may have violated certain rules and regulations regarding a late filing notification filed by the Company and that the Staff is conducting an informal inquiry into the matter. The Staff has asked the Company to voluntarily submit certain information to it and the Company has done so and is cooperating with the Staff into their inquiry. No formal complaint has been filed and we expect to resolve this matter with the Staff without formal litigation.

Item 1A. Risk Factors

The risk factors listed in our 2019 Form 10-K/A, filed with the Securities Exchange Commission on April 23, 2020, are hereby incorporated by reference.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On July 9, 2020, the Company issued 420,000 of common stock for $42,000 cash.

On July 30, 2020, the Company issued 15,000 shares for services with a fair value of $2,805 based on stock price of $0.19 on date of issuance.

On August 1, 2020, the Company issued 80,000 shares for services with a fair value of $15,760 based on stock price of $0.20 on date of issuance

On August 1, 2020, the Company issued 50,000 shares to extend the due date of a certain note payable dated May 2, 2017 with a fair value of $9,850, based on stock price of $0.20 on date of issuance.

On August 3, 2020, the Company issued 320,000 shares for services with a fair value of $130,476 based on stock price of $0.41 on date of issuance.

On August 3, 2020, the Company issued 750,000 of common stock for $75,000 cash.

On August 10, 2020, the Company issued 750,000 shares for services with a fair value of $263,500 based on stock price of $0.25 on date of issuance.

On August 10, 2020, the Company issued 500,000 of common stock for $50,000 cash.

On August 20, 2020, the Company issued 1,002,919 shares of common stock $183,334 as commitment shares for the issuance of a certain note payable issued on August 20, 2020.

On August 30, 2020, the Company issued 250,000 shares for services with a fair value of $30,000 based on stock price of $0.12 on date of issuance.

On August 23, 2020, the Company issued 500,000 shares for services with a fair value of $75,100 based on stock price of $0.1503 on date of issuance.

On August 25, 2020, the Company issued 500,000 shares for services with a fair value of $75,000 based on stock price of $0.15 on date of issuance.

On August 31, 2020, the Company issued 150,000 shares for services with a fair value of $18,000 based on stock price of $0.12 on date of issuance.

On September 1, 2020, the Company issued 500,000 shares for services with a fair value of $60,000 based on stock price of $0.12 on date of issuance.

On September 4, 2020, the Company issued 300,000 shares for services with a fair value of $30,000 based on stock price of $0.10 on date of issuance.

On September 8, 2020, the Company issued 875,000 of common stock for $87,500 cash.

On September 13, 2020, the Company issued 250,000 shares for services with a fair value of $30,225 based on stock price of $0.12 on date of issuance.

On September 15, 2020, the Company issued 175,000 shares for services with a fair value of $21,963 based on stock price of $0.1255 on date of issuance.

On September 15, 2020, the Company issued 25,000 shares for services with a fair value of $6,000 based on stock price of $0.24 on date of issuance.

On September 28, 2020, the Company issued 600,000 shares for services with a fair value of $109,500 based on stock price of $0.20 on date of issuance.

On September 29, 2020, the Company issued 350,000 of common stock for $35,000 cash.

On September 29, 2020, the Company issued 250,000 shares for services with a fair value of $49,500 based on stock price of $0.20 on date of issuance.

On September 30, 2020, the Company issued 100,000 of common stock for $10,000 cash.

During the three months ended September 30, 2020, the Company entered into various service agreement to provide 1,950,000 shares of common stock with a fair value of $381,920 based on stock prices between $0.20 and $0.24 in connection with consulting services. These shares were issued on October 1, 2020 and were recognized as stock payable as of September 30, 2020.

Subsequent Issuances

During the three months ended September 30, 2020, the Company entered into various service agreement to provide 1,950,000 shares of common stock with a fair value of 381,920 based on stock prices between $0.20 and $0.24 in connection with consulting services. These shares were issued on October 1, 2020 and were recognized as stock payable as of September 30, 2020.

On October 1, 2020, the Company sold 500,000 shares of common stock and 500,000 warrants for cash proceeds of $50,000.

On October 22, 2020, the Company sold 500,000 shares of common stock and 500,000 warrants for cash proceeds of $50,000.

On October 22, 2020, the Company issued 1,470,000 shares for services with a fair value of $352,00 based on stock price on date of issuance.

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

Issuer Purchases of Equity Securities

The Company did not repurchase any of its equity securities during the period ended September 30, 2020.

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

Date: November 23, 2020