Form 10-K
period 2020-12-31
Trutankless, Inc.
filed 2021-06-24
CIK 1429393

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-54219

TRUTANKLESS, INC.

(Exact name of registrant as specified in its charter)

Nevada	26-2137574
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7025 E. Greenway Parkway, Suite 200

Scottsdale, AZ 85254

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒  No ☐

i

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “small reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)	Emerging growth company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☒

As of the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of shares held by non-affiliates of the registrant (computed by reference to the price at which the common equity was last sold) was approximately $15,104,908.

The number of shares of Common Stock, $0.001 par value, outstanding on June 22, 2021 was 89,858,341 shares.

DOCUMENTS INCORPORATED BY REFERENCE: None.

TRUTANKLESS, INC.

FOR THE FISCAL YEAR ENDED

DECEMBER 31, 2020

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

Trutankless is involved in sales, marketing, research and development of a high quality, whole-house, smart electric tankless water heater that is more energy efficient than conventional products. Management anticipates the Company’s trutankless water heater, with Wi-Fi capability and trutankless’ proprietary apps offered in the iOS and Android store, will augment existing products in the hope automation space.

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

Trutankless was designed to replace inefficient tank water heating technology, which is second to HVAC in energy consumption for most homes. Combined with Wi-Fi capabilities, the system can not only save energy it has the ability to inform users and property owners of energy use, water use, and potential issues like leaks or other failures in the plumbing system. Management plans to roll out additional technologies in the future that can integrate with the Company’s trutankless smart apps. Currently, the product has the ability to notify homeowners in the event of water flow while the system is set in away mode. Leak detection, leak damage mitigation, and hot water recirculation for instant hot water at the point of use are becoming major trends in the home automation space. Management believes new products can be introduced into its growing wholesale network to augment trutankless’ momentum and harness growing trends to a fresh audience of plumbing and other home service professionals.

Homebuilders and plumbing companies have begun selling homes with more technology integrations. Lennar Homes for example, the nation’s largest homebuilder, just recently announced the world’s first Wi-Fi Certified communities and employs Amazon’s Alexa voice assistant. Trutankless has also been introduced into Lennar communities, and management expects that trutankless products will share Wi-Fi Certification as well as integration with Alexa’s voice command capabilities, among other improvements to its existing technology platform.

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

Our trutankless® water heaters were officially launched in the first quarter of 2014 and is sold throughout the wholesale plumbing distribution channel. We began generating revenue in the first quarter of 2014. As of the fiscal year ended December 31, 2014, we generated $238,912 in revenue. As of the fiscal year ended December 31, 2015, we generated $265,504 in revenue. As of the fiscal year ended December 31, 2016, we generated $429,582 in revenue. As of the fiscal year ended December 31, 2017, we generated $695,857 in revenue. As of the fiscal year ended December 31, 2018, we generated $1,537,958 in revenue. As of the fiscal year ended December 31, 2019, we generated $1,908,708. As of December 31, 2020, we generated $1,661,278.

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

Trutankless® received the Governor’s Award of Merit for Energy and Technology Innovation for the trutankless line of electric tankless heaters at Arizona Forward’s 2014 Environmental Excellence Awards.

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

Approximately 94% of our sales in 2020, 76% of our sales in 2019, 81% of our sales in 2018, 90% of our sales in 2017, 96.1% of our sales in 2016, 98.3% of our sales in 2015 and 93.5% of our sales in 2014 were to wholesale plumbing equipment distributors for commercial and residential repair and replace applications. We rely on commissioned manufacturers’ representatives to market our product lines. Additionally, our products are sold to independent dealers throughout the United States.

Manufacturing and Logistics

Our principal supplier has been Sinbon Electronics, a contract manufacturer and engineering company based in Taiwan with manufacturing facilities in China, Taiwan, in the U.S., and other global locations. Sinbon handled procurement and supply chain management. We also have our engineering agreements with outside development and production engineers, which is ongoing and currently being executed. In December 2020, we executed a second Manufacturing Services Agreement establishing our pricing and payment terms, warranty, shipping, and delivery terms with a North American manufacturer.

Finished products are generally shipped Free on Board (FOB) and are warehoused at Associated Global Systems located in Phoenix, Arizona. Merchandise is typically shipped using common carriers or freight companies which are selected at the time of shipment based on order volume and the best available rates.

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

In addition, we have determined that as part of our growth strategy, we will seek to partner with or acquire entities operating in various fields, with a bias towards green and “clean-tech” sectors. Our management has experience in marketing, product launches, business development strategies, and certain other areas specific to the success of growth companies. We will operate with a view towards identifying acquisition candidates as we seek the rights to provide the market with products and services geared toward environmental responsibility, innovative technology in the plumbing industry, and home automation technology.

We have identified several agents who are well suited to provide consulting to high-growth technology and consumer products companies. We are currently seeking partnership with companies in the green and “clean-tech” sectors possessing technologies, products, or expertise that would help create additional revenues and assist the Company with our own development efforts and product line expansion in the wholesale and retail plumbing channels.

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

On October 21, 2020, we announced that the Company will be stocking its products at The Home Depot Pro for the first time, continuing its rollout in the wholesale plumbing distribution channel.

On February 4, 2021, we announced that the Company entered into a new manufacturing partnership with Cypress Industries based in Austin, Texas to launch production in North America.

On March 4, 2021, we announced that the Company completed the buildout of a new production laboratory and R&D facility in Scottsdale, Arizona with state of the art research and testing systems for the development of new products.

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

Available Information

Our periodic reports filed with the SEC, which include Form 10-K, Form 10-Q, Form 8-K and amendments thereto, may be accessed by the public free of charge from the SEC. Electronic copies of these reports can be accessed at the SEC’s website (http://www.sec.gov). Copies of these reports may also be obtained, free of charge, upon written request to: Trutankless Inc., 7025 E. Greenway Parkway, Suite 200, Scottsdale, Arizona 85254, Attn: Corporate Secretary. The public may read or obtain copies of these reports from the SEC at the SEC’s Public Reference Room at 450 Fifth N.W., Washington, D.C. 20549 (1-800-SEC-0330).

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

Our financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The ability of the Company to continue as a going concern is dependent upon our ability to raise additional capital from the sale of common stock and, ultimately, the achievement of significant operating revenues within one year of the date the financial statements are issued. If we are unable to continue as a going concern, stockholders will lose their investment.  We will be required to seek additional capital to fund future growth and expansion. No assurance can be given that such financing will be available or, if available, that it will be on commercially favorable terms. Moreover, favorable financing may be dilutive to investors.

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

We are continuing to monitor the spread of COVID-19 and related risks, although the rapid development and fluidity of situation precludes any prediction as to its ultimate impact on us. However, if the spread continues, such impact could grow and our business, financial condition, results of operations and cash flows could be materially adversely affected.

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

FINRA sales practice requirements may also limit a stockholder’s ability to buy and sell our stock.

In addition to the “penny stock” rules described above, the Financial Industry Regulatory Authority (FINRA) has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. The FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We currently maintain an executive office 7025 E. Greenway Parkway, Suite 200, Scottsdale Arizona 85254, which consists of approximately 2,625 square feet. Our monthly rent for this office is $4200.00. We currently maintain a research, development, and test lab with office space 15953 N. Greenway Hayden Loop, Scottsdale Arizona 85260, which consists of approximately 1,680 square feet. Our monthly rent for this commercial space is approximately $2,440.00.

ITEM 3. LEGAL PROCEEDINGS

We are not a party to any material legal proceedings.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASE OF EQUITY SECURITIES

Holders of Common Stock

As of June 10, 2021, there were approximately 403 stockholders of record of our common stock. This number does not include shares held by brokerage clearing houses, depositories or others in unregistered form.

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

Recent Sales of Unregistered Securities

On January 1, 2020, the Company entered into an agreement to consolidate certain convertible notes payables. As consideration the Company issued the note holder 350,000 shares of common stock valued at $136,500 which was recorded as loss on extinguishment.

On January 3, 2020, the Company issued 200,000 shares of common stock for $50,000 cash at $0.25 per share.

On January 3, 2020, the Company issued 100,000 shares for services with a fair value of $39,000, based on stock price of $0.39 on date of the agreement.

On January 30, 2020, the Company issued 12,000 shares of common stock with a fair value of $4,560, based on the stock price on the date of the agreement as an incentive to restructure a certain note agreement.

On January 30, 2020, the Company issued 52,116 shares of common stock with a fair value of $19,823, based on the stock price on the date of the agreement as an incentive to enter into a certain note payable agreement.

On January 30, 2020, the Company issued 15,000 shares for services with a fair value of $6,390 that were due during the year ended December 31, 2019 and included in stock payable.

On January 31, 2020, the Company issued 476,493 shares of common stock with a fair value of $147,713, based on the stock price on the date of the agreement as an incentive to enter into a certain note payable agreement.

On February 5, 2020, the Company issued 4,000,000 shares for the settlement of debt with a fair value of $1,240,000, based on stock price of $0.31 on date of the agreement.

On February 5, 2020, the Company issued 3,600,000 shares for services with a fair value of $1,116,000, based on stock price of $0.31 on date of the agreement .

On March 9, 2020, the Company cancelled a consulting agreement entered into during the year ended December 31, 2019. As a result, the Company received and cancelled 500,000 shares of common stock valued $125,000, based on stock price of $0.25 on date of reacquisition.

On March 10, 2020, the Company issued 300,000 shares for services with a fair value of $103,000 based on stock price of $0.23-$0.40 on date of the agreement .

On March 10, 2020, the Company issued 50,000 shares of common stock with a fair value of $12,500, based on the stock price on the date of the agreement as an incentive to restructure a certain note agreement.

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

On May 1, 2020, the Company issued 1,500,000 shares of common stock for $210,000 as commitment shares for the issuance of a certain note payable issued on May 1, 2020.

On July 9, 2020 the company sold 70,000 shares of common stock and 70,000 warrants for cash proceeds of $7,000. These shares were issued.

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

On June 12, 2020, the Company issued 25,000 shares for services with a fair value of $8,000 based on stock price of $0.32 on date of the agreement.

On June 1, 2020 the Company entered into an agreement to provide 250,000 shares of common stock with a fair value of $60,000 based on stock price of $0.24 on date of the agreement in connection with consulting services.

On June 15, 2020 the Company entered into an agreement to provide 250,000 shares of common stock with a fair value of $42,500 based on stock price of $0.17 on date of the agreement in connection with consulting services.

On July 9, 2020, the Company issued 420,000 of common stock for $42,000 cash.

On July 30, 2020, the Company issued 15,000 shares for services with a fair value of $2,805 based on stock price of $0.19 on date of the agreement.

On August 1, 2020, the Company issued 80,000 shares for services with a fair value of $15,760 based on stock price of $0.20 on date of the agreement.

On August 1, 2020, the Company issued 50,000 shares to extend the due date of a certain note payable dated May 2, 2017 with a fair value of $9,850, based on stock price of $0.20 on date of the agreement.

On August 3, 2020, the Company issued 320,000 shares for services, of which 220,000 shares were bonus shares with a fair value of $41,800 based on stock price of $0.19 on date of grant.

On August 3, 2020, the Company issued 750,000 of common stock for $75,000 cash.

On August 10, 2020, the Company issued 750,000 shares for services with a fair value of $157,500 based on stock price of $0.21 on date of the agreement.

On August 10, 2020, the Company issued 500,000 of common stock for $50,000 cash.

On August 20, 2020, the Company issued 1,002,919 shares of common stock $183,334 as commitment shares for the issuance of a certain note payable issued on August 20, 2020.

On August 30, 2020, the Company issued 250,000 shares for services with a fair value of $60,000 based on stock price of $0.24 on date of the agreement.

On August 23, 2020, the Company issued 500,000 shares for services with a fair value of $90,000 based on stock price of $0.18 on date of the agreement.

On August 25, 2020, the Company issued 500,000 shares for services with a fair value of $75,000 based on stock price of $0.15 on date of the agreement.

On August 31, 2020, the Company issued 150,000 shares for services with a fair value of $18,000 based on stock price of $0.12 on date of the agreement.

On September 1, 2020, the Company issued 500,000 shares for services with a fair value of $100,000 based on stock price of $0.20 on date of the agreement.

On September 4, 2020, the Company issued 300,000 shares for services with a fair value of $30,000 based on stock price of $0.10 on date of the agreement.

On September 8, 2020, the Company issued 875,000 of common stock for $87,500 cash.

On September 13, 2020, the Company issued 250,000 shares for services with a fair value of $42,500 based on stock price of $0.17 on date of the agreement.

On September 15, 2020, the Company issued 175,000 shares for services with a fair value of $33,750 based on stock price of $0.13 to $0.024 on date of the agreement.

On September 15, 2020, the Company issued 25,000 shares for services with a fair value of $6,000 based on stock price of $0.24 on date of the agreement.

On September 28, 2020, the Company issued 600,000 shares for services with a fair value of $110,000 based on stock price of $0.10 to $0.20 on date of the agreement.

On September 29, 2020, the Company issued 350,000 of common stock for $35,000 cash.

On September 29, 2020, the Company issued 250,000 shares for services with a fair value of $45,000 based on stock price of $0.18 on date of the agreement.

On September 30, 2020, the Company issued 100,000 of common stock for $10,000 cash.

on October 1, 2020 the Company issued 1,950,000 shares of common stock with a fair value of $390,000 based on stock prices of between $0.20 in connection with consulting services.

On October 5, 2020 the Company sold 1,500,000 shares of common stock and 1,500,000 warrants for cash proceeds of $150,000. As of December 31, 2020, the shares were not issued and included were included in stock payable.

On October 22, 2020, the Company issued 1,210,000 shares for services with a fair value of $269,200 based on stock price between $0.17 and $0.27 on date of the agreement.

On October 22, 2020 the Company sold 500,000 shares of common stock and 500,000 warrants for cash proceeds of $50,000.

On December 16, 2020, the Company issued 1,700,000 shares for services with a fair value of $306,000 based on stock price between $0.15 and $0.20 on date of the agreement.

On December 31, 2020 the Company sold 325,000 shares of common stock and 325,000 warrants for cash proceeds of $32,500.

During the year ended December 31, 2020, the Company issued 500,000 shares to consultant in error and is in the process of the having the shares returned. As of the date of filing the shares have not been returned.

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

Subsequent Sales & Issuances of Unregistered Securities

On January 4, 2021, the Company entered into an agreement with the note holder of a certain related party notes payable dated February 5, 2020 to convert $200,000 of the principal balance of the note and to extend the payment date of the first interest payment of $54,993.87 to January 2, 2023. As consideration, the Company issued the noteholder 2,200,000 shares of common stock.

On January 6, 2021, the Company entered into a $275,000, 12% convertible note payable including an original issue discount of $25,000. As part of the note agreement the Company also granted the noteholder 982,861 shares of common stock valued $167,086 and 152,000 five year warrants exercisable at $0.125.

On February 8, 2021, the Company entered into an agreement to consolidate two $50,000 notes payable dated September 17, 2018 and February 8, 2019 into one $100,000, 10% note due February 8, 2022 convertible at $0.10 per share. As consideration the Company issued the note holder 100,000 shares of common stock. As of the date of filing the shares have not been issued.

On February 4, 2021, the Company issued 2,175,000 shares for services.

On February 8, 2021, the Company sold 150,000 shares of common stock and 150,000 warrants for cash proceeds of $15,000.

On February 8, 2021, the Company issued 60,000 shares for services.

On February 17, 2021, the Company issued 116,320 shares in connection with share due from a certain note payable dated January 25, 2019 and included in stock payable as of December 31, 2020.

On February 17, 2021, the Company issued 35,000 shares for services.

On February 17, 2021, the Company sold 1,500,000 shares of common stock and 1,500,000 warrants for cash proceeds of $150,000.

On February 24, 2021, the Company issued 500,000 shares to extend a certain note payable dated January 25, 2019.

On February 24, 2021, the Company sold 100,000 shares of common stock and 600,000 warrants for cash proceeds of $10,000.

On February 24, 2021, the Company issued 3,900,000 shares for services.

On March 17, 2021, the Company sold 2,000,000 shares of common stock for cash proceeds of $200,000.

On June 15, 2021, the Company sold 1,500,000 shares of common stock for cash proceeds of $150,000 which was received during the year ended December 31, 2020 and included in stock payable.

On June 15, 2021, the Company sold 792,590 shares of common stock for cash proceeds of $79,259.

On June 15, 2021, the Company issued 41,600 shares of common stock, in connection with an additional $20,800 advance received on March 3, 2021 related to a certain note payable dated January 25, 2019.

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

Issuer Purchases of Equity Securities

The Company did not repurchase any of its equity securities during the fourth quarter ended December 31, 2020.

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

RESULTS OF OPERATIONS

Revenues

In the year ended December 31, 2020 we generated $1,661,278 in revenues, as compared to $1,908,708 in revenues in the prior year. The decrease in sales was attributable to less sales of our trutankless® residential and light commercial products. Cost of goods sold was $1,304,946, as compared to $1,731,321 in the prior year.

To the knowledge of management, the Company is unaware of any trends or uncertainties in the sales or costs of our products and services for the periods discussed.

Expenses

Operating expenses totaled $7,246,905 during the year ended December 31, 2020 as compared to $3,521,185 in the prior year. In the year ended December 31, 2020, our expenses primarily consisted of General and Administrative of $6,785,900, Research and Development of $187,584 and Professional fees of $273,421.

General and administrative fees increased $3,941,945 from the year ended December 31, 2019 to the year ended December 31, 2020. Professional fees increased due to an increase in consulting fees associated with business development.

Research and Development decreased $229,574 from the year ended December 31, 2019 to the year ended December 31, 2020. Research and Development fees decreased due to fewer consulting fees associated with the Company’s research and development efforts.

Professional fees increased $13,349 from the year ended December 31, 2019 to the year ended December 31, 2020. Professional fees increased due to an increase in legal and accounting fees associated with the normal operations of the business.

Other Expenses

Other expense increased $2,127,084 to $3,676,516 in the year ended December 31, 2020 from $1,549,432 for the year ended December 31, 2019. The increase was the result of the loss on extinguishment of notes payable during the year.

Net Loss

In the year ended December 31, 2020, we generated a net loss of $10,567,089, an increase of $5,673,859 from $4,893,230 for the year ended December 31, 2019. This increase was attributable to an increase in stock based consulting payments.

Going Concern

The financial statements included in this filing have been prepared in conformity with generally accepted accounting principles that contemplate the continuance of the Company as a going concern.

Management evaluated all relevant conditions and events that are reasonably known or reasonably knowable, in the aggregate, as of the date the consolidated financial statements are issued and determined that substantial doubt exists about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent on the Company’s ability to generate revenues and raise capital. The Company has not generated sufficient revenues from product sales to provide sufficient cash flows to enable the Company to finance its operations internally. As of December 31, 2020, the Company had $151,628 cash on hand. At December 31, 2020, the Company has an accumulated deficit of $42,993,071. For the twelve months ended December 31, 2020, the Company had a net loss of $10,567,089, and cash used in operations of $1,474,939. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year from the date of filing.

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

Liquidity and Capital Resources

At December 31, 2020, we had an accumulated deficit of $42,993,071. Primarily because of our history of operating losses and our recording of note payables, we have a working capital deficiency of $2,427,582 at December 31, 2020. Losses have been funded primarily through issuance of common stock and borrowings from our stockholders and third-party debt. As of December 31, 2020, we had $151,628 in cash, $109,966 in accounts receivable, $24,654 in inventory, and $585,460 in short-term prepaid expenses.

Debt Financing

Notes Payable

On September 2, 2016, the Company issued a $100,000 12% promissory note. The note was due on September 1, 2017. As an incentive to enter into the agreement the noteholder was also granted 25,000 shares valued at $25,000 which was recognized as a debt discount. On May 16, 2019, the maturity date of the note was extended to July 1, 2020 for the issuance of 50,000 shares of common stock valued at $21,000, which was recognized as a debt discount over the extended maturity date. As of December 31, 2020, the full amounts of the debt discount have been amortized.

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

On January 1, 2020, the Company entered into an agreement to consolidate three notes payable above dated September 2, 2016 and February 2, 2018 into one $300,000, 12% note due June 1, 2021. As consideration the Company issued the note holder 175,000 shares of common stock valued at $68,250 which was recorded as financing expense. The Company evaluated the modification under ASC 470-50 and determined that the modifications were considered substantial and qualified for extinguishment accounting under such guidance. As such, the Company recorded a loss on extinguishment of debt of $68,250 associated with the excess reacquisition cost of the new debt over the carrying value of the original debt. As of December 31, 2020, no payment was made and the note balance was $300,000.

On June 11, 2018, the Company issued $160,000 of principal amount of 12% secured convertible promissory notes and warrants to purchase common stock. The notes were due between May and August 2018 and bear interest of percent (12%). The notes are secured by all of the Company’s assets. The outstanding principal amounts and accrued but unpaid interest of the notes is convertible at any time at the option of the holder into common stock at a conversion price of $1.00 per share. The notes were issued with warrants to purchase up to 160,000 shares of the Company’s common stock which were valued at $119,616. On May 16, 2019, the maturity date of the note was extended to January 11, 2020 for the issuance of 90,000 shares of common stock valued at $45,900. As of December 31, 2020, $165,516 of the debt discount was amortized and the note was shown net of unamortized discount of $0.

On January 30, 2019, the Company issued a $100,000 12% promissory note. The note was due on December 31, 2019. As an incentive to enter into the agreement the noteholder was also granted 100,000 shares valued at $45,000 which was recognized as a debt discount. On May 16, 2019, the maturity date of the note was extended to December 31, 2020 for the issuance of 55,000 shares of common stock valued at $23,100. The Company recorded the fair market value of all the shares issued for extensions to financing cost.

On January 1, 2020, the Company entered into an agreement to consolidate the above two notes payable dated June 11, 2018 and January 30, 2019 into one $260,000, 12% note due June 1, 2022. As consideration the Company issued the note holder 175,000 shares of common stock valued at $68,250, which was recognized as a financing cost. The Company evaluated the modification under ASC 470-50 and determined that the modifications were considered substantial and qualified for extinguishment accounting under such guidance. As such, the Company recorded a loss on extinguishment of debt of $68,250 associated with the excess reacquisition cost of the new debt over the carrying value of the original debt. During the year ended December 31, 2020, the Company paid $10,973 to the noteholder, and the balance of note was $249,027 as of December 31, 2020.

On March 1, 2019, the Company issued a $12,000 12% promissory note. The note was due on March 1, 2020 has been paid in full as of December 31, 2020.

On March 4, 2020, the Company issued a $12,000 10% promissory note. The note is due on March 4, 2021. On March 4, 2020, the Company issued a $12,000 promissory note. On April 17, 2020, the note and accrued interest in the amount of $12,140 was paid.

On June 2, 2020, the Company entered in to a $345,000 note payable, including an original issue discount of $34,500 promissory note. Interest under the promissory note is 12% per annum, and the principal and all accrued but unpaid interest is due twelve (12) months from funding with monthly payment of $37,150 beginning on September 1, 2020. On September 6, 2020, the note was amended to increase the payments on the note to $41,420 and extended the first payment to October 2, 2020. In addition, as part of the amendment the Company can further extend the due date of the first payment with notice to the noteholder and payment of an extension fee of $4,142.  The holder has the right upon an event of default to convert the note and accrued interest into common shares at the closing bid price on the date preceding the notice of conversion. As an incentive to enter into the agreement, the noteholder was also granted 1,468,085 shares valued at $308,298, based on market value of the shares of $0.21 on the date of the agreement which was recognized as a debt discount. During the year ended December 31, 2020, $196,287 of the discount was amortized and the note was shown net of unamortized discount of $146,511. During the year ended December 31, 2020, the Company paid $105,180 to the noteholder, and the balance of note was $239,820 as of December 31, 2020.

On August 20, 2020, the Company entered in to a $278,000 note payable, including an original issue discount of $27,800 promissory note. Interest under the promissory note is 12% per annum, and the principal and all accrued but unpaid interest is due twelve (12) months from funding with monthly payment of $31,136 beginning on November 18, 2020. The holder has the right upon an event of default to convert the note and accrued interest into common shares at the closing bid price on the date preceding the notice of conversion. As an incentive to enter into the agreement, the noteholder was also granted 1,002,919 shares valued at $183,334, based on market value of the shares of $0.1828 on the date of agreement which was recognized as a debt discount. During the year ended December 31, 2020, $76,934 of the discount was amortized and the note was shown net of unamortized discount of $162,488. During the year ended December 31, 2020, the Company paid $27,800 to the noteholder, and the balance of note was $250,200 as of December 31, 2020.

Convertible Notes

On June 2, 2016, the Company issued $50,000 of principal amount of 12% secured convertible promissory notes and 50,000 warrants to purchase common stock. The note was due on August 31, 2018, was later extended to August 31, 2019, bears interest of twelve percent (12%) and is currently past due. The outstanding principal amounts and accrued but unpaid interest of the notes is convertible at any time at the option of the holder into common stock at a conversion price of $1.00 per share. The notes were issued with warrants to purchase up to 50,000 shares of the Company’s common stock at an exercise price of $1.50 per share. As of the December 31, 2020, no payments were made and the balance was $50,000.

On May 2, 2017, the Company issued $100,000 of principal amount of 12% secured convertible promissory notes and 20,000 warrants to purchase common stock. The note was due on May 2, 2020 and is secured by the Company’s accounts receivable and inventory and on August 1, 2020, for the issuance of 50,000 shares valued at $10,000 based on market value of the shares of $0.20 on the date of issuance, was further extended to February 1, 2021. The outstanding principal amounts and accrued but unpaid interest of the notes is convertible at any time at the option of the holder into common stock at a conversion price of $0.50 per share. The notes were issued with warrants to purchase up to 10,000 shares of the Company’s common stock at an exercise price of $1.00 per share. For the years ended December 31, 2020 and 2019, the Company recorded amortization of the debt discount of $669 and $1,005, respectively.  As of December 31, 2020, the note was shown net of unamortized discount of $0

On May 2, 2017, the Company issued $50,000 of principal amount of 10% secured convertible promissory notes and 10,000 warrants to purchase common stock. The note was due on May 2, 2020 and is secured by the Company’s accounts receivable and inventory. On April 22, 2020, the note was extended to May 2, 2021. The outstanding principal amounts and accrued but unpaid interest of the notes is convertible at any time at the option of the holder into common stock at a conversion price of $0.50 per share. The notes were issued with warrants to purchase up to 10,000 shares of the Company’s common stock at an exercise price of $1.00 per share. For the years ended December 31, 2020 and 2019, the Company recorded amortization of the debt discount of $334 and $503, respectively.  As of December 31, 2020, the note was shown net of unamortized discount of $0.

On May 22, 2017, the Company issued $5,000 of principal amount of 10% secured convertible promissory notes and 1,000 warrants to purchase common stock at an exercise price of $1. The note was due on May 22, 2020 and is currently in default secured by the Company’s accounts receivable and inventory. The outstanding principal amounts and accrued but unpaid interest of the notes is convertible at any time at the option of the holder into common Fstock at a conversion price of $0.50 per share. The notes were issued with warrants to purchase up to 1,000 shares of the Company’s common stock at an exercise price of $1.00 per share. For the years ended December 31, 2020 and 2019, the Company recorded amortization of the debt discount of $32 and $50, respectively.  As of December 31, 2020, the note was shown net of unamortized discount of $0.

On February 15, 2018, the Company issued a $75,000 12% secured convertible promissory note. The note was due on February 24, 2020 and is secured by the Company’s accounts receivable and inventory. On April 22, 2020, the due date of the note was extended to February 15, 2021 for the issuance of 50,000 shares of common stock valued at $8,995 based on market value of the shares of $0.18 on the date of issuance. The Company evaluated the modification under ASC 470-50 and determined that the modifications were considered substantial and qualified for extinguishment accounting under such guidance. As such the Company recorded a loss on extinguishment of debt of $8,995 associated with the excess reacquisition cost of the new debt over the carrying value of the original debt. As of the December 31, 2020, no payments were made and the balance was $50,000.

On September 17, 2018, the Company issued a $50,000 10% promissory note. The note was due on September 18, 2020. As an incentive to enter into the agreement the noteholder was also granted 10,000 shares valued at $5,000, based on market value of the shares of $0.50 on the date of issuance. On February 9, 2019, the note was amended for the issuance of 50,000 shares of common stock valued at $30,000 based on market value of the shares of $0.60 on the date of issuance, which was recognized as a debt discount, the note holder agreed to a convert the note at a price of $0.50 per share. Additionally, the maturity date of the note was changed to February 8, 2020 and the note is currently in default. As of December 31, 2020, the shares have not been issued and were included in stock payable. For the years ended December 31, 2020 and 2019, the Company recorded amortization of the debt discount of $4,204 and $21,513, respectively.  As of December 31, 2020, the note was shown net of unamortized discount of $0.

On December 14, 2018, the Company issued a $50,000 4% convertible note. The note was originally due on February 14, 2019 and is convertible at a rate of $0.50 per shares. As an incentive to enter into the agreement, the noteholder was also granted 10,000 shares valued at $5,000, based on market value of the shares of $0.60 on the date of issuance, which was recognized as a debt discount. For the years ended December 31, 2020 and 2019, the Company recorded amortization of the debt discount of $0 and $0, respectively, On February 14, 2019, the noteholder agreed to extend the note through October 14, 2020. As of December 31, 2020, the note was shown net of unamortized discount of $0.

On January 25, 2019, the Company issued a $100,000 8% convertible note. The note was due on March 1, 2019 and is convertible at a rate of $0.50 per shares. On April 29, 2020, the note was amended to be due on demand but not before January 25, 2021 and the conversion price was changed to $0.10 per share. As consideration, the Company granted 140,000 three year warrants exercisable at $0.125 per share and valued at $21,836. The Company evaluated the modification under ASC 470-50 and determined that the modifications were considered substantial and qualified for extinguishment accounting under such guidance. As such the Company recorded a loss on extinguishment of debt of $34,086 associated with the excess reacquisition cost of the new debt over the carrying value of the original debt. Additionally, the reduction of the conversion price resulted in a beneficial conversion feature totaling $12,250. The noteholder is due two shares of common stock for every dollar funded. As of

December 31, 2020, the noteholder advanced a total of $79,660 and is due 194,320 shares valued at $56,314, based on market value of the shares on the date of the agreement, and the Company has made payments on the principal balance of $35,600. As of December 31, 2020, there was an outstanding balance on the note in the amount of $44,060. For the years ended December 31, 2020 and 2019, the Company recorded amortization of the debt discount of $6,250 and $31,250, respectively.  As of December 31, 2020, the note was shown net of unamortized discount of $0.

On February 8, 2019, the Company issued a $50,000 10% convertible note. The note was due on February 8, 2020 and is currently in default. As an incentive to enter into the agreement, the noteholder was also granted 60,000 shares valued at $30,000, which was recognized as a debt discount. For the years ended December 31, 2020 and 2019, the Company recorded amortization of the debt discount of $3,205 and $26,795, respectively.  As of December 31, 2020, the note was shown net of unamortized discount of $0.

On February 19, 2019, the Company issued a $25,000 4% convertible note. The note was due on August 19, 2019 and is convertible at a rate of $0.50 per share. On February 14, 2019, the noteholder agreed to extend the note through October 14, 2020. As an incentive to enter into the agreement, the noteholder was also granted 5,000 shares valued at $2,500, which was recognized as a debt discount. As of December 31, 2020, the shares have not been issued and were included in stock payable. For the years ended December 31, 2020 and 2019, the Company recorded amortization of the debt discount of $0 and $0, respectively. As of December 31, 2020, the note was shown net of unamortized discount of $0.

On October 18, 2019, the Company issued a $23,000 10% convertible note. The note is due on October 17, 2021 and is convertible at a rate of $0.50 per share. As an incentive to enter into the agreement, the noteholder was also granted 46,000 shares valued at $15,175, based on market value of the shares of $0.33 on the date of issuance, which was recognized as a debt discount. During the year ended December 31, 2020, the Company restructured the note to reduce the conversion price to $0.10 per share and the noteholder advanced another $6,000. As consideration, the Company issued an additional 12,000 shares of common stock valued at $4,560 and 232,000 warrants valued at $82,131. The Company evaluated the modification under ASC 470-50 and determined that the modifications were considered substantial and qualified for extinguishment accounting under such guidance. As such the Company recorded a loss on extinguishment of debt of $102,905 associated with the excess reacquisition cost of the new debt over the carrying value of the original debt.

On November 5, 2019, the Company entered into a $562,000 convertible note payable, including an original issue discount of $56,200 pursuant to which we borrowed $337,000, including a $37,000 original issue discount in the first tranche during the year ended December 31, 2019. Interest under the convertible promissory note is 12% per annum, and the principal and all accrued but unpaid interest was due 180 days from funding. The note is convertible at the lesser of (i) 70% multiplied by the lowest Trading Price during the previous twenty-five (25) trading day period ending on the latest complete Trading Day prior to the date of the note and 70% of the market price. As an incentive to enter into the agreement, the noteholder was also granted 854,000 shares valued at $307,440. The Company analyzed the conversion feature and determined it was required to be bifurcated and recognized as a derivative liability. The derivative at inception was valued at $392,061, based on the Black Scholes Merton pricing model. As the fair value of the derivative and the shares issued at inception were in excess of the face amount of the note, the Company recorded a debt discount in the amount of $337,000 to be amortized utilizing the effective interest method of accretion over the term of the note. On January 30, 2020, the Company borrowed an additional $225,000, including a $25,500 original issue discount. As an incentive, the noteholder was also granted an additional 476,493 shares valued at $147,713. The Company analyzed the conversion feature and determined it was required to be bifurcated and recognized as a derivative liability. The derivative at inception was valued at $212,798, based on the Black Scholes Merton pricing model. As the fair value of the derivative and the shares issued at inception were in excess of the face amount of the note, the Company recorded a debt discount in the amount of $225,000 to be amortized utilizing the effective interest method of accretion over the term of the note. Further, the excess of $161,011 was recognized as a financing cost on the Statement of Operations. For the years ended December 31, 2020, the Company recorded amortization of the debt discount of $457,735 and $104,265, respectively. As of December 31, 2020, $562,000 of the debt discount has been amortized and the note was shown net of unamortized discount of $0. On May 5, 2020, the Company paid the principal and accrued interest under the first tranche of $357,852 and on August 20, 2020, the Company paid the principal and accrued interest of the second tranche of $239,055. The fair value of the derivative liability associated with the first and second tranches on the date of settlement of $275,728 and $188,276, respectively were reclassified to additional paid in capital.

On November 19, 2019, the Company entered in to a $281,000 convertible note payable, including an original issue discount of $28,100 convertible promissory note pursuant to which $150,000 was borrowed, including a $18,500 discount during the year ended December 31, 2019. Interest under the convertible promissory note is 12% per annum, and the principal and all accrued but unpaid interest is due 180 days from funding. The note is convertible at the lesser of (i) 70% multiplied by the lowest Trading Price during the previous twenty-five (25) trading day period ending on the latest complete Trading Day prior to the date of the note and 70% of the market price. As an incentive to enter into the agreement, the noteholder was also granted 427,000 shares valued at $175,070. The Company analyzed the conversion feature and determined it was required to be bifurcated and recognized as a derivative liability. The derivative at inception was valued at $192,226, based on the Black Scholes Merton pricing model. As the fair value of the derivative and the shares issued at inception were in excess of the face amount of the note, the Company recorded a debt discount in the amount of $168,500 to be amortized utilizing the effective interest method of accretion over the term of the note. Further, the excess of $104,041 was recognized as a financing cost on the Statement of Operations. On May 20, 2020, the noteholder agreed to extend the due date of the first tranche of funding until July 19, 2020 and is currently past due. On May 20,2020 the Company incurred a default penalty of 50% of the balance of the note amounting to $54,250. For the years ended December 31, 2020 and 2019, the Company recorded amortization of the debt discount of $129,401 and $39,099, respectively. As of December 31, 2020, $168,500 of the debt discount has been amortized and the note was shown net of unamortized discount of $0. As of December 31, 2020, the Company paid the $60,000 toward the principal balance under the first tranche of $60,000. The fair value of the derivative liability associated with the payment of $62,448 was reclassified to additional paid in capital.

On January 8, 2020, the Company issued a $26,083 convertible note. The note is due on January 8, 2022 and is convertible at a rate of $0.10 per shares. As an incentive to enter into the agreement, the noteholder was also granted 52,166 shares and 208,664 2-year warrants exercisable at $0.125. The issuance of the note and warrants resulted in a  discount from the beneficial conversion feature totaling $26,083, including $13,203 attributable to the conversion feature, $10,566 attributable to the warrants, and $2,313 was attributable to the shares. The excess fair value of the consideration given of $19,823 was recorded as financing expense. For the years ended December 31, 2020 and 2019, the Company recorded amortization of the debt discount of $12,574 and $0, respectively. As of December 31, 2020, the note was shown net of unamortized discount of $13,509.

On May 1, 2020, the Company issued a $350,000 6% convertible note. The note is due on May 1, 2021 and is convertible at a rate of $0.125 per shares, resulting in a debt discount from a beneficial conversion feature $42,000. As an incentive to enter into the agreement the noteholder was also granted 1,500,000 shares valued at $207,000, which was also recognized as a debt discount. For the years ended December 31, 2020 and 2019, the Company recorded amortization of the debt discount of $166,455 and $0, respectively. As of December 31, 2020, the note was shown net of unamortized discount of $82,545.

On April 30, 2020, the Company issued a $100,000 8% convertible note. The note is due on April 30, 2022 and is convertible at a rate of $0.125 per shares which resulted in a discount from the beneficial conversion feature totaling 20,250. The note holder is due two shares of common stock and eight three-year warrants exercisable at a rate of $0.125 for every dollar funded. As of December 31, 2020, the noteholder advanced a total of $26,000 and is due 52,000 shares valued at $7,740, based on market value of the shares of $0.14 on the date of funding and 208,000 warrants valued at $26,000 which was recorded as financing expense. As of December 31, 2020, the 52,000 shares were not issued and were included in stock payable. For the years ended December 31, 2020 and 2019, the Company recorded amortization of the debt discount of $11,546 and $0, respectively. As of December 31, 2020, the note was shown net of unamortized discount of $14,454.

During year ended December 31, 2020, we issued secured convertible promissory notes in the aggregate principal amount of $435,000 to several accredited investors through a private placement. The convertible notes bear interest at a rate of 10% per annum, mature two years from issuance. The notes and accrued interest are convertible at the option of the noteholder into our common stock at $0.125 per share. As an incentive to enter into the agreements the Company also issued 3,480,000 three year warrants exercisable at $0.125 per share valued at $435,000 (Note 9), which was recorded as a debt discount. During the years ended December 31, 2020 and 2019, $79,789 and $0 of the discount, respectively, was amortized and the note was shown net of unamortized discount of $355,211.

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

The following table sets forth a summary of our cash flows for the years ended December 31, 2020 and 2019:

	Year ended December 31,
	2020	2019
Net cash used in operating activities	$(1,474,939)	$(2,218,326)
Net cash used in investing activities	-	-
Net cash provided by financing activities	1,622,225	2,213,000
Net increase/(decrease) in Cash	147,286	(5,326)
Cash, beginning	4,342	9,668
Cash, ending	$151,628	$4,342

Operating activities

Net cash used in operating activities was $1,625,039 for the year ended December 31, 2020, as compared to $2,218,326 used in operating activities for the same period in 2019. The decrease in net cash used in operating activities was primarily due to lower volume of units sold and increase in consulting contract cost.

Financing activities

Net cash provided by financing activities for the year ended December 31, 2020 was $1,772,325, as compared to $2,213,000 for the same period of 2019. The decrease of net cash provided by financing activities was mainly attributable to less equity financing.

Ongoing Funding Requirements

As of December 31, 2020, we continue to use traditional and/or debt financing to provide the capital we need to run the business. It is possible that we may need additional funding to enable us to fund our operating expenses and capital expenditures requirements.

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

ITEM 9B. OTHER INFORMATION

On May 25, 2021, with an effective date of May 25, 2021, Trutankless filed with the Secretary of State of the State of Nevada, a Certificate of Amendment to the Articles of Incorporation to increase the Company’s authorized shares of common stock from 100,000,000 to 150,000,000 shares.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The members of our board of directors serve for one year terms and are elected at the next annual meeting of stockholders, or until their successors have been elected. The officers serve at the pleasure of the board of directors.

Information as to our current directors and executive officers is as follows:

Name	Age	Title	Since
Robertson James Orr	46	Secretary, Treasurer & Director	May 12, 2010
Michael Stebbins	38	Chief Executive Officer, President and Director	June 23, 2016

Duties, Responsibilities and Experience

Robertson James Orr, has been our Treasurer, Secretary and a Director since May 12, 2010. Mr. Orr attended Arizona State University. In 1998, Mr. Orr assisted in the founding of bluemedia, Inc., a successful large format digital printing company based in Tempe, Arizona. Mr. Orr has been instrumental in growing bluemedia to be one of the premier companies in its vertical with some of the largest companies, projects and events in their portfolio. Most notably, Mr. Orr has lead bluemedia’s relationship with the NFL and has successfully overseen the graphics production, installation and removal for the last seven Super Bowls. Other notable clients include the NBA, NHL, MLB, Kansas City Chiefs, Verizon, InBev, GMR Marketing, Petsmart, and Pepsi. In 2005, Mr. Orr and his Partners in bluemedia started a non-traditional ad agency called Blind Society, which is responsible for the direct to consumer marketing efforts of companies like AT&T, K-Swiss, and Activision. In addition to his entrepreneurial successes, Mr. Orr has been involved with supporting numerous local charitable causes through his work with the Boys & Girls Clubs of Phoenix, St. Joseph the Worker, the MDA and the ADA. He has sat on the Board of Directors for the Tempe Chamber of Commerce as well as other entrepreneurial organizations. He is currently on the Board of Directors for Project Sebastian, a rare disease research nonprofit, as well as he sits on the Sports Advisory Board for the Colangelo College of Business at Grand Canyon University.

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

Summary Compensation Table

The table below summarizes the total compensation paid to or earned by our current Executive Officers for the fiscal years ended December 31, 2020, 2019 and 2018.

SUMMARY COMPENSATION TABLE

Name and Principal Positions	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compen- sation ($)	Non-qualified Deferred Compensation Earnings ($)	All Other Compen- sation ($)	Total ($)
Robertson James Orr(1),	2020	11,000	-0-	1,735,198(2)	-0-	-0-	-0-	-0-	1,746,198
Former President, Former CEO,	2019	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Secretary, Treasurer & Director	2018	4,000	-0-	60,000(3)	-0-	-0-	-0-	-0-	64,000

Michael Stebbins(4),	2020	165,000	-0-	1,951,798(5)	-0-	-0-	-0-	-0-	2,116,798
President & Director	2019	165,000	-0-	-0-	-0-	-0-	-0-	-0-	165,000
	2018	153,750	-0-	125,000(6)	-0-	-0-	-0-	-0-	278,750

1.Mr. Orr was appointed President, CEO, Secretary, Treasurer, and Director of the Company on May 12, 2010. On February 2, 2017, Mr. Orr resigned as president and on July 29, 2019, Mr. Orr resigned as CEO.

2.Amount represents the fair market value of 800,000 shares of common stock and 5,000 share of preferred stock issued for services as an employee.

3.Amount represents the fair market value of 120,000 shares of common stock issued for services as an employee.

4.Mr. Stebbins was appointed President of the Company on February 2, 2017 and CEO of the Company on July 29, 2019.

5.Amount represents the fair market value of 1,500,000 shares of common stock and 5,000 share of preferred stock issued for services as an employee.

6.Amount represents the fair market value of 250,000 shares of common stock issued for services as an employee.

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

Option Grants in Last Fiscal Year

During the years ended December 31, 2020 and 2019, we did not grant any options to our officers and directors.

Employment Agreements

The Company has an employment agreement with the President/CEO to perform duties and responsibilities as may be assigned. The base salary is in the amount of $210,000 per annum plus a bonus of 750,000 shares of common stock upon execution of the agreement and an additional 750,000 shares every 90 days thereafter commencing on October 1, 2020 and ending September 30, 2021 with an option renewal on September 15, 2021.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information, to the best of our knowledge, about the beneficial ownership of our common stock on May 27, 2021 relating to the beneficial ownership of our common stock by those persons known to beneficially own more than 5% of our capital stock and by our directors and executive officers.  The percentage of beneficial ownership for the following table is based on 83,324,151 shares of common stock outstanding.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and does not necessarily indicate beneficial ownership for any other purpose. Under these rules, beneficial ownership includes those shares of common stock over which the stockholder has sole or shared voting or investment power. It also includes shares of common stock that the stockholder has a right to acquire within 60 days after May 27, 2021, pursuant to options, warrants, conversion privileges or other right. The percentage ownership of the outstanding common stock, however, is based on the assumption, expressly required by the rules of the Securities and Exchange Commission, that only the person or entity whose ownership is being reported has converted options or warrants into shares of our common stock.

Security Ownership of Management, Directors and Certain Beneficial Owners

Title of Class	Name of Beneficial Owner(1)	Number Of Shares	Percent Beneficially Owned
Common	Robertson James Orr - Director(2)	2,256,327	2.7%
Common	Michael Stebbins - CEO and President and Director(2)(3)	5,964,309(3)	7.1%
Common	Built Right Holdings, LLC(4)	9,430,000	11.3%
	All Directors, Officers and Principal Stockholders as a Group	17,650,636	21.1%

1.As used in this table, “beneficial ownership” means the sole or shared power to vote, or to direct the voting of, a security, or the sole or shared investment power with respect to Common Stock (i.e., the power to dispose of, or to direct the disposition of, a security).

2.The address of each Officer and Director is c/o Trutankless, Inc., 7025 E. Greenway Parkway, Suite 200, Scottsdale, AZ 85254.

3.Of the total shares of Common Stock owned or controlled by Mr. Stebbins, 350,000 shares are held by White Isle Holdings, Inc., 15,000 shares are held by Core Financial Companies LLC and 2,000,000 shares are held by Level Point Corp.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Related Persons

As of December 31, 2020 and 2019, the Company had notes payable due to officers and directors of the Company in the amount of $69,350 and $69,150, respectively. The notes have interest rate that range from 0-12% and are due on demand.

In January 2019, the Company executed a lease agreement with Templar Asset Group, LLC, a related party. The lease term is one year at a rate of $4,200 per month for a period of one year with an option to continue a month-to-month basis thereafter.

On February 5, 2020, the Company agreed to settle a certain $900,000 convertible note payable issued to a shareholder dated August 2, 2016 and $312,006 in accrued interest. As part of the settlement the Company issued 1,000,000, 5 year warrants exercisable at $0.50 per share valued at $781,755 (See Note 9), 4,000,000 shares of common stock valued at $1,240,000, based on stock price on date of the agreement , in settlement of $400,000 of the principal balance of the note, and issued a new $500,000 11% promissory note. The issuance of the shares and warrants under the agreement resulted in the noteholder becoming a more than 5% shareholder and a related party.

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

Interest expense associated with the related party notes for the years ended December 31, 2020 and 2019 was $68,237 and $7,968, respectively.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

(1) AUDIT FEES

Audit and Non-Audit Fees

The following table sets forth fees billed to us by Prager Metis CPAs, LLP, our independent auditors, for the years ended 2020 and 2019 for (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements, (ii) services rendered that are reasonably related to the performance of the audit or review of our financial statements that are not reported as Audit Fees, and (iii) services rendered in connection with tax preparation, compliance, advice and assistance.

Fee Category	Fiscal 2020 Fees	Fiscal 2019 Fees

Audit Fees	$50,000	$30,474
Audit Related Fes	-	-
Tax Fees	-	-
All Other Fees	-	-

Total Fees	$50,000	$30,474

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

(4) ALL OTHER FEES

None.

(5) AUDIT COMMITTEE POLICIES AND PROCEDURES

We do not have an audit committee.

(6) If greater than 50 percent, disclose the percentage of hours expended on the principal accountant’s engagement to audit the registrant’s financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant’s full-time, permanent employees.

Not applicable.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

We have filed the following documents as part of this Annual Report on Form 10-K:

1.The financial statements listed in the “Index to Consolidated Financial Statements” on page 35 are filed as part of this report.

2.Financial statement schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

3.Exhibits included or incorporated herein: See index to Exhibits.

Exhibit Index

Exhibit Number	Exhibit Description
2.1	Acquisition Agreement and Plan of Merger - dated March 3, 2011(3)
2.2	Addendum No. 1 to Acquisition Agreement and Plan of Merger - Dated April 27, 2011(4)
2.3	Agreement and Plan of Merger between Bollente Companies, Inc. and Bollente Name Change Subsidiary, Inc. - Dated June 4, 2018(5)
3(i)(a)	Articles of Incorporation of Bollente Companies, Inc. (Formerly Alcantara Brands Corporation)(1)
3(i)(b)	Certificate of Amendment - Name Change - Dated March 2, 2011(2)
3(i)(c)	Certificate of Change - 50:1 Reverse Split - Dated September 23, 2010(2)
3(i)(d)	Articles of Incorporation of Bollente Name Change Subsidiary, Inc. - Dated June 4, 2018(5)
3(i)(e)	Articles of Merger between Bollente Companies, Inc. and Bollente Name Change Subsidiary, Inc. - Dated June 4, 2018(5)
3(i)(f)	Certificate of Designation of Series B Preferred Stock - Dated April 2, 2020
3(i)(g)	Certificate of Change - Increase Authorized - Dated May 25, 2021*
3(ii)(a)	Bylaws of Trutankless, Inc. (1)
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act*
32.1	Certification pursuant to 18 U.S.C. Section 350*
101.INS	XBRL Instance
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation
101.DEF	XBRL Taxonomy Extension Definition
101.LAB	XBRL Taxonomy Extension Label
101.PRE	XBRL Taxonomy Extension Presentation

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

Date: June 24, 2021

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michael Stebbins Michael Stebbins	Chief Executive Officer (Principal Executive Officer), Director and Principal Financial Officer	June 24, 2021

/s/ Robertson J. Orr Robertson James Orr	Director	June 24, 2021

TRUTANKLESS, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Trutankless, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Trutankless, Inc.  (the Company) as of December 31, 2020 and 2019, and the related statements of income, comprehensive income, stockholders’ deficit, and cash flows for each of the years in the two-year period ended December 31, 2020, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has not generated sufficient revenues to provide sufficient cash flow as of December 31, 2020, which raises substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. See Critical Audit Matters.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Revenue Recognition - Refer to Note 1 to the financial statements

Critical Audit Matter Description

The Company recognizes revenue upon transfer of control of promised products or services to customers in an amount that reflects the consideration the Company expects to receive in exchange for those products or services.

Significant judgment is exercised by the Company in determining revenue recognition for these customer agreements, and includes the following:

•Determination of whether products and services are considered distinct performance obligations that should be accounted for separately.

•The pattern of delivery (i.e., timing of when revenue is recognized) for each distinct performance obligation.

•Identification and treatment of contract terms that may impact the timing and amount of revenue recognized.

Given these factors, the related audit effort in evaluating management's judgments in determining revenue recognition for these customer agreements was extensive and required a high degree of auditor judgment.

How the Critical Audit Matter Was Addressed in the Audit

Our principal audit procedures related to the Company's revenue recognition for these customer agreements included the following:

•We evaluated management's significant accounting policies related to these customer agreements for reasonableness.

•We selected a sample of customer agreements and performed the following procedures:

oObtained and read contract source documents for each selection, and other documents.

oTested management's identification and treatment of contract terms.

oAssessed the terms in the customer agreement and evaluated the appropriateness of management's application of their accounting policies, along with their use of estimates, in the determination of revenue recognition conclusions.

oPerformed analytical procedures including but not limited to.

•We tested the mathematical accuracy of management's calculations of revenue and the associated timing of revenue recognized in the financial statements.

•Compared amounts to those of prior periods or other expectations by product line, geographic location, and in total.

Going concern - Refer to Note 2 to the financial statements, as well as Going Concern explanatory paragraph above

Critical Audit Matter Description

The Company has not generated sufficient revenues from product sales to provide sufficient cash flows to enable the Company to finance its operations internally. Given these factors, the related audit effort in evaluating going concern was extensive and required a high degree of auditor judgment.

How the critical audit matter was addressed in the audit

Our principal procedures to address this matter were:

•Obtained cash flow forecast from the Company, performed audit procedures to evaluate the reasonableness of the forecast by comparing to historical financial statements, financing agreements and cash infusion by shareholders.

•Obtained subsequent sales information and agreed to shipping records.

/s/ Prager Metis CPAs, LLP

We have served as the Company’s auditor since 2019.

El Segundo, CA

June 24, 2021

TRUTANKLESS INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 2020	December 31, 2019
ASSETS
Current assets
Cash	$151,628	$4,342
Accounts receivable, net	109,966	270,381
Inventory	24,654	106,958
Prepaid consulting expenses	585,460	373,072
Total current assets	871,708	754,753

Other Assets
Prepaid consulting expenses - long term	877,515	108,260
Right to use asset	33,990	50,234
Other assets	13,722	13,994
Total other assets	925,227	172,488

Total assets	$1,796,935	$927,241

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued liabilities	1,144,989	1,189,370
Lease liability	16,424	14,723
Accrued interest payable - related party	206,933	18,668
Derivative liability	302,249	613,716
Payroll protection program loan payable	107,485	-
Notes payable - related party	69,350	69,150
Notes payable, net of debt discount	481,021	411,807
Convertible notes payable, net of debt discount	970,839	1,583,066
Total current liabilities	3,299,290	3,900,500

Lease liability - long-term	20,765	37,189
Notes payable - long term, net of debt discount	249,027	-
Convertible notes payable - long term, net of debt discount	91,335	17,242
Notes payable - related party	500,000	-
Total long-term liabilities	861,127	54,431

Total liabilities	4,160,417	3,954,931

Stockholders’ deficit
Preferred stock, $0.001 par value, 9,990,000 shares authorized, 0 and 76,000 shares issued and outstanding as of December 31, 2020 and 2019, respectively	-	76
Series B Preferred stock, $0.001 par value, 10,000 and 0 shares authorized, 10,000 and 0 shares issued and outstanding as of December 31, 2020 and 2019, respectively	10	-
Common stock, $0.001 par value, 100,000,000 shares authorized, 73,804,966 and 45,427,303 shares issued and outstanding as of December 31, 2020 and 2019, respectively	73,805	45,427
Additional paid in capital	39,897,400	28,928,084
Stock payable	658,374	424,705
Accumulated deficit	(42,993,071)	(32,425,982)
Total stockholders’ deficit	(2,363,482)	(3,027,690)

Total liabilities and stockholders’ deficit	$1,796,935	$927,241

The accompanying notes are an integral part of these consolidated financial statements.

TRUTANKLESS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the years ended December 31,
	2020	2019

Revenue	$1,661,278	$1,908,708

Cost of goods sold	(1,304,946)	(1,731,321)

Gross profit	356,332	177,387

Operating expenses
General and administrative	6,785,900	2,843,955
Research and development	187,584	417,158
Professional fees	273,421	260,072
Total operating expenses	7,246,905	3,521,185

Loss from operations	(6,890,573)	(3,343,798)

Other income (expenses)
Interest expense	(1,705,165)	(1,393,189)
Gain/Loss on change of derivative liability	46,864	(29,429)
Loss on extinguishment of notes	(2,018,215)	(126,814)
Total income (expenses)	(3,676,516)	(1,549,432)

Net loss before tax provision	(10,567,089)	(4,893,230)
Tax provision	-	-
Net loss	$(10,567,089)	$(4,893,230)

Net loss per common share - basic and diluted	$(0.18)	$(0.12)

Weighted average number of common shares outstanding - basic and diluted	60,170,296	39,589,359

The accompanying notes are an integral part of these consolidated financial statements.

TRUTANKLESS INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Stock Payable	Accumulated Deficit	Total Stockholders’ Deficit
Balance, December 31, 2018	76,000	76	34,739,902	34,740	25,364,090	178,000	(27,532,752)	(1,955,846)

Stock issued for cash	-	-	5,625,000	5,625	1,466,625	61,000	-	1,533,250
Stock issued for services	-	-	2,679,300	2,679	1,306,468	90,705	-	1,399,852
Stock issued for debt discounts and extensions of notes payable	-	-	1,777,000	1,777	501,790	95,000		598,567
Stock and warrants issued for debt discounts	-	-	-	-	-	-	-	-
Shares issued for the settlement of notes payable	-	-	606,101	606	289,111	-	-	289,717
Net loss	-	-	-	-	-	-	(4,893,230)	(4,893,230)
Balance, December 31, 2019	76,000	76	45,427,303	45,427	28,928,084	424,705	(32,425,982)	(3,027,690)

Stock issued for cash	-	-	5,820,000	5,820	701,180	100,000	-	807,000
Stock issued for services	10,000	10	14,565,000	14,565	6,362,010	39,210	-	6,415,795
Rescission and retirement of shares for services	-	-	(500,000)	(500)	(124,500)	-	-	(125,000)
Share and warrants issued for debt extensions	-	-	100,000	100	40,586	74,945	-	115,631
Conversion of preferred stock to common	(76,000)	(76)	205,000	205	(164)	35	-	-
Shares and warrants issued to extinguish debt	-	-	4,362,000	4,362	2,244,567	-	-	2,248,929
Stock and warrants issued for debt discounts	-	-	4,499,663	4,500	1,393,751	19,479	-	1,417,730
Derivative written off to additional paid in capital	-	-	-	-	526,452	-	-	526,452
Rescission and retirement of shares for debt	-	-	(674,000)	(674)	(174,566)	-	-	(175,240)
Net loss	-	-	-	-	-	-	(10,567,089)	(10,567,089)
Balance, December 31, 2020	10,000	10	73,804,966	73,805	39,897,400	658,374	(42,993,071)	(2,363,482)

The accompanying notes are an integral part of these consolidated financial statements.

TRUTANKLESS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the years ended December 31,
	2020	2019
Cash Flows from Operating Activities
Net loss	$(10,567,089)	$(4,893,230)
Adjustments to reconcile net loss to net cash provided by operating activities:
Shares issued and rescinded for services	6,290,795	1,399,852
Gain/Loss on change in derivative liability	(46,864)	29,429
Loss on extinguishment of notes payable	2,018,215	126,814
Depreciation and amortization	272	950
Non cash operating lease expense	1,521	1,678
Allowance for doubtful accounts	75,350	36,272
Amortization of debt discount and finance expense	1,423,251	1,069,669
Changes in assets and liabilities
Accounts receivable	85,065	(92,393)
Inventory	82,304	296,364
Prepaid expenses	(981,643)	(254,221)
Customer deposit	-	900
Accounts payable	(44,381)	60,842
Interest payable - related party	188,265	(1,252)
Net cash used in operating activities	(1,474,939)	(2,218,326)

Cash Flows from Investing Activities:
Net cash used in investing activities	-	-

Cash Flows from Financing Activities:
Proceeds from convertible notes payable, net of issuance cost	983,143	595,500
Repayments of convertible notes payable	(641,600)	(16,000)
Proceeds from notes payable, net of issuance cost	572,700	137,000
Repayments from notes payable	(173,703)	(6,750)
Proceeds of notes payable - related party	1,000	5,000
Repayments from notes payable - related party	(800)	(35,000)
Payments for debt extinguishment costs	(33,000)	-
Proceeds from payroll protection loan payable	107,485	-
Proceeds from sale of common stock, net of offering costs	807,000	1,533,250
Net cash provided by financing activities	1,622,225	2,213,000

Net increase in cash	147,286	(5,326)
Cash, beginning of period	4,342	9,668
Cash, end of period	$151,628	$4,342

Supplemental disclosure of cash flow information
Cash paid for interest	$314,110	$46,933
Cash paid for taxes	$-	$-

SUPPLEMENTARY DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Recognition of right to use asset and liability	$-	$64,978
Recognition of derivative liability	$-	$277,069
Derivative Liability written off to APIC	$526,452	$-
Reclassification of notes payable to convertible notes payable	$-	$100,000
Notes and accrued interest settled with stock	$400,000	$162,904
Reclassification of convertible notes payable to notes payable - related party	$500,000	$-
Reclassification of convertible notes payable to notes payable	$160,000	$-
Conversion of Preferred Stock to Common Stock	$240	$-

The accompanying notes are an integral part of these consolidated financial statements.

TRUTANKLESS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2020 AND 2019

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

The Company is involved in sales, marketing, research and development of a high quality, whole-house, smart electric tankless water heater that is more energy efficient than conventional products. Management anticipates the Company’s trutankless water heater, with Wi-Fi capability and trutankless’ proprietary apps offered in the iOS and Android store, will augment existing products in the home automation space.

Principles of consolidation

The consolidated financial statements include the accounts of Trutankless, Inc. and its wholly owned subsidiaries. On May 16, 2010, the Company acquired 100% of the outstanding stock of Bollente, Inc. All significant inter-company transactions and balances have been eliminated.

Reclassifications

Certain prior year amounts have been reclassified for consistency with the current period presentation. These reclassifications had no effect on the reported results of operations. During the year ended December 31, 2019, the Company reclassified certain expenses to General and administrative from professional fees.

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

Cash and cash equivalents

For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents. The carrying value of these investments approximates fair value. The Company did not have any cash equivalents as of December 31, 2020 and 2019

Website

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

Income Taxes

The Company’s calculation of its tax liabilities involves dealing with uncertainties in the application of complex tax laws and regulations in various taxing jurisdictions. The Company recognizes tax liabilities for uncertain tax positions based on management’s estimate of whether it is more likely than not that additional taxes will be required. The Company had no uncertain tax positions as of December 31, 2020 and 2019.

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

The Company includes interest and penalties arising from the underpayment of income taxes in the statements of operation in the provision for income taxes. As of December 31, 2020 and 2019, the Company had no accrued interest or penalties related to uncertain tax positions.

Earnings per share

The Company follows ASC Topic 260 to account for the earnings per share. Basic earnings per common share (“EPS”) calculations are determined by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per common share calculations are determined by dividing net income by the weighted average number of common shares and dilutive common share equivalents outstanding. During periods of net loss, all common stock equivalents are excluded from the diluted EPS calculation because they are antidilutive. Potential equivalent shares of Common Stock as of December 31, 2020 that have been excluded from the computation of diluted net loss per share amounted to 28,428,057 shares of Common Stock, which included 14,791,882 shares of Common Stock underlying outstanding warrants and 13,636,175 shares of Common Stock underlying outstanding convertible notes payable.

Accounts receivable

Accounts receivable is comprised of uncollateralized customer obligations due under normal trade terms. The Company performs ongoing credit evaluation of its customers and management closely monitors outstanding receivables based on factors surrounding the credit risk of specific customers, historical trends, and other information. The carrying amount of accounts receivable is reviewed periodically for collectability. If management determines that collection is unlikely, an allowance that reflects management’s best estimate of the amounts that will not be collected is recorded. Accounts receivable are presented net of an allowance for doubtful accounts of $182,191 and $106,958 at December 31, 2020 and 2019, respectively.

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

Revenue recognition occurs at the time control transfers to customers which is when the product is shipped to customers, when, provided there are no material remaining performance obligations required of the Company or any matters of customer acceptance. We only record revenue when collectability is probable.

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

The reported fair values for financial instruments that use Level 2 and Level 3 inputs to determine fair value are based on a variety of factors and assumptions. Accordingly, certain fair values may not represent actual values of the Company’s financial instruments that could have been realized as of December 31, 2020 or that will be recognized in the future, and do not include expenses that could be incurred in an actual settlement. The carrying amounts of the Company’s financial assets and liabilities, such as cash, accounts receivable, receivables from related parties, prepaid expenses and other, accounts payable, accrued liabilities, and related party and third party notes payables approximate fair value due to their relatively short maturities. The Company’s notes payable to related parties approximates the fair value of such instrument based upon management’s best estimate of terms that would be available to the Company for similar financial arrangements at December 31, 2020 and 2019.

Financial assets and liabilities measured at fair value on a recurring basis are summarized below as of December 31, 2020:

	Level 1	Level 2	Level 3	Total
Liabilities
Derivative Financial Instruments	$-	$-	$302,249	$302,249

As of December 31, 2020, the Company’s stock price was $0.20, risk-free discount rate of 0.08% and volatility of 270.90%

Financial assets and liabilities measured at fair value on a recurring basis are summarized below as of December 31, 2019:

	Level 1	Level 2	Level 3	Total
Liabilities
Derivative Financial Instruments	$-	$-	$613,716	$613,716

The following table provides a summary of the changes in fair value, including net transfers in and/or out, of the derivative financial instruments, measured at fair value on a recurring basis using significant unobservable inputs:

Amount
Balance December 31, 2018	$-
Debt discount originated from derivative liabilities	277,069
Financing cost recorded	307,218
Change in fair market value of derivative liabilities	29,429
Balance December 31, 2019	$613,716
Debt discount originated from derivative liabilities	261,845
Derivative reclassed to additional paid in capital	(526,452)
Change in fair market value of derivative liabilities	(46,860)
Balance December 31, 2020	$302,249

Recent Accounting Pronouncements

During the year ended December 31, 2020, the FASB (Financial Accounting Standards Board) issued various Accounting Standards Updates relating to the treatment and recording of certain accounting transactions. Management has determined that these recent accounting pronouncements will have no impact on the financial statements of Lake Forest Minerals Inc.

NOTE 2 - GOING CONCERN

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.

Management evaluated all relevant conditions and events that are reasonably known or reasonably knowable, in the aggregate, as of the date the consolidated financial statements are issued and determined that substantial doubt exists about the Company’s ability to continue as a going concern within one year from the date of filing. The Company’s ability to continue as a going concern is dependent on the Company’s ability to generate revenues and raise capital. The Company has not generated sufficient revenues from product sales to provide sufficient cash flows to enable the Company to finance its operations internally. As of December 31, 2020, the Company had $151,628 cash on hand. At December 31, 2020 the Company has an accumulated deficit of $42,993,071. For the year ended December 31, 2020, the Company had a net loss of $10,567,089, and cash used in operations of $1,474,939.

Over the next twelve months management plans raise additional capital and to invest its working capital resources in sales and marketing in order to increase the distribution and demand for its products. If the Company fails to generate sufficient revenue and obtain additional capital to continue at its expected level of operations, the Company may be forced to scale back or discontinue its sales and marketing efforts. (See note 12 for subsequent capital raises) However, there is no guarantee the Company will generate sufficient revenues or raise capital to continue operations. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

NOTE 3 - INVENTORY

Inventories consist of the following at:

	December 31, 2020	December 31, 2019
Finished goods	24,654	106,958
Total	$24,654	$106,958

NOTE 4 - ACCOUNTS RECEIVABLE, NET

Accounts receivable consist of the following at:

	December 31, 2020	December 31, 2019
Accounts receivable	292,157	377,222
Allowance for doubtful accounts	(182,191)	(106,958)
Total	$109,966	$270,381

NOTE 5 - PREPAID CONSULTING EXPENSES

Prepaid consulting expense was $1,462,975 and $481,335 as of December 31, 2020 and 2019, respectively. During the years ended December 31, 2020 and 2019, the Company issued 12,190,000 and 2,094,300 shares of stock for various consulting agreement related to sales, marketing, and payroll with terms ranging between 6 months to two years. The Company considered the market price of the common stock issued and fair value of the services rendered and determined that the market prices of the share issued of $2,754,350 and $1,012,285, respectively were the more readily determinable values. The Company recorded amortization of the prepaid stock compensation amounting to $1,772,710 and to $758,064 for the years ended December 31 2020 and 2019, respectively.

NOTE 6 - RELATED PARTY

As of December 31, 2020 and 2019, the Company had notes payable due to officers and directors of the Company in the amount of $69,350 and $69,150, respectively. The notes have interest rate that range from 0%-12% and are due on demand.

In January 2019, the Company executed a lease agreement with Templar Asset Group, LLC, a related party. The lease term is one year at a rate of $4,200 per month for a period of one year with an option to continue a month to month basis thereafter (See Note 8).

On February 5, 2020, the Company agreed to settle a certain $900,000 convertible note payable issued to a shareholder dated August 2, 2016 and $312,006 in accrued interest. As part of the settlement the Company issued 1,000,000, 5 year warrants exercisable at $0.50 per share valued at $781,755 (See Note 9), 4,000,000 shares of common stock valued at $1,240,000, based on stock price on date of the agreement, in settlement of $400,000 of the principal balance of the note, and issued a new $500,000 11% promissory note. The issuance of the shares and warrants under the agreement resulted in the noteholder becoming a more than 5% shareholder and a related party.

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

Interest expense associated with the related party notes for the years ended December 31, 2020 and 2019 was $68,237 and $7,968, respectively.

NOTE 7 - NOTES PAYABLE

Notes payable consist of the following at:

	December 31, 2020	December 31, 2019
Note payable, secured, 12% interest, due July 2020	$-	$150,000
Note payable, secured, 12% interest, due July 2020	-	100,000
Note payable, secured, 12% interest, due January 2020	-	50,000
Note payable, secured, 12% interest, due July 2020	-	100,000
Note payable, secured, 12% interest, due June 1, 2022	249,027	-
Note payable, secured, 12% interest, due June 1, 2021	300,000	-
Note payable, secured, 12% interest, due October 2019	-	5,750
Note payable, secured, 12% interest, due March 2020	-	12,000
Note payable, secured, 10% interest, due June 2021	231,813	-
Notes payable, secured, 12% interest, due August 2021	258,207	-
Total Notes Payable	$1,039,047	$417,750

Less unamortized debt discounts	(308,999)	(5,943)
Total Notes Payable	730,048	411,807
Less current portion	(481,021)	(411,807)
Total Notes Payable - long term	$249,027	$-

On September 2, 2016, the Company issued a $100,000 12% promissory note. The note was due on September 1, 2017. As an incentive to enter into the agreement the noteholder was also granted 25,000 shares valued at $25,000 which was recognized as a debt discount. On May 16, 2019, the maturity date of the note was extended to July 1, 2020 (see below) for the issuance of 50,000 shares of common stock valued at $21,000, which was recognized as a debt discount over the extended maturity date, which was recognized as a debt discount over the extended maturity date. As of December 31, 2020, the full amounts of the debt discount have been amortized.

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

On January 1, 2020, the Company entered into an agreement to consolidate three notes payable above dated September 2, 2016 and February 2, 2018 into one $300,000, 12% note due June 1, 2021. On June 1, 2021, the Company granted 1,000,000 $0.125 warrants to extend the date of the note to June 1, 2022 (See note 12). As consideration the Company issued the note holder 175,000 shares of common stock valued at $68,250 which was recorded as financing expense. The Company evaluated the modification under ASC 470-50 and determined that the modifications were considered substantial and qualified for extinguishment accounting under such guidance. As such the Company recorded a loss on extinguishment of debt of $68,250 associated with the excess reacquisition cost of the new debt over the carrying value of the original debt. No payments were made and the balance was $300,000 as of December 31, 2020.

On June 11, 2018 the Company issued $160,000 of principal amount of 12% secured convertible promissory notes and warrants to purchase common stock. The notes were due between May and August 2018 and bear interest of percent (12%). The notes are secured by all of the Company’s assets. The outstanding principal amounts and accrued but unpaid interest of the notes is convertible at any time at the option of the holder into common stock at a conversion price of $1.00 per share. The notes were issued with warrants to purchase up to 160,000 shares of the Company’s common stock which were valued at $119,616. On May 16, 2019, the maturity date of the note was extended to January 11, 2020 for the issuance of 90,000 shares of common stock valued at $45,900. As of December 31, 2020, $165,516 of the debt discount was amortized and the note was shown net of unamortized discount of $0.

On January 30, 2019, the Company issued a $100,000 12% promissory note. The note was due on December 31, 2019. As an incentive to enter into the agreement the noteholder was also granted 100,000 shares valued at $45,000 which was recognized as a debt discount. On May 16, 2019, the maturity date of the note was extended to December 31, 2020 (see below) for the issuance of 55,000 shares of common stock valued at $23,100 The Company recorded the fair market value of all the shares issued for extensions to financing cost.

On January 1, 2020, the Company entered into an agreement to consolidate the above two notes payable dated June 11, 2018 and January 30, 2019 into one $260,000, 12% note due June 1, 2022. On February 24, 2021, the Company issued 500,000 shares to extend the date of the note to May 1, 2023 (See note 12). As consideration the Company issued the note holder 175,000 shares of common stock valued at $68,250, which was recognized as a financing cost. The Company evaluated the modification under ASC 470-50 and determined that the modifications were considered substantial and qualified for extinguishment accounting under such guidance. As such, the Company recorded a loss on extinguishment of debt of $68,250 associated with the excess reacquisition cost of the new debt over the carrying value of the original debt. During the year ended December 31, 2020, the Company paid $10,973 to the noteholder, and the balance of note was $249,027 as of December 31, 2020.

On March 1, 2019, the Company issued a $12,000 12% promissory note. The note was due on March 1, 2020 has been paid in full as of December 31, 2020.

On March 4, 2020, the Company issued a $12,000 10% promissory note. The note is due on March 4, 2021. On March 4, 2020, the Company issued a $12,000 promissory note. On April 17, 2020, the note and accrued interest in the amount of $12,140 was paid.

On June 2, 2020, the Company entered in to a $345,000 note payable, including an original issue discount of $34,500 promissory note. Interest under the promissory note is 12% per annum, and the principal and all accrued but unpaid interest is due twelve (12) months from funding with monthly payment of $37,150 beginning on September 1, 2020. On September 6, 2020, the note was amended to increase the payments on the note to $41,420 and extended the first payment to October 2, 2020. In addition, as part of the amendment the Company can further extend the due date of the first payment with notice to the noteholder and payment of an extension fee of $4,142. The holder has the right upon an event of default to convert the note and accrued interest into common shares at the closing bid price on the date preceding the notice of conversion. As an incentive to enter into the agreement, the noteholder was also granted 1,468,085 shares valued at $308,298, based on market value of the shares of $0.21 on the date of the agreement which was recognized as a debt discount. During the year ended December 31, 2020, $196,287 of the discount was amortized and the note was shown net of unamortized discount of $146,511. During the year ended December 31, 2020, the Company paid $105,180 to the noteholder, and the balance of note was $239,820 as of December 31, 2020.

On August 20, 2020, the Company entered in to a $278,000 note payable, including an original issue discount of $27,800 promissory note. Interest under the promissory note is 12% per annum, and the principal and all accrued but unpaid interest is due twelve (12) months from funding with monthly payment of $31,136 beginning on November 18, 2020. The holder has the right upon an event of default to convert the note and accrued interest into common shares at the closing bid price on the date preceding the notice of conversion. As an incentive to enter into the agreement, the noteholder was also granted 1,002,919 shares valued at $183,334, based on market value of the shares of $0.1828 on the date of the agreement which was recognized as a debt discount. During the year ended December 31, 2020, $76,934 of the discount was amortized and the note was shown net of unamortized discount of $162,488. During the year ended December 31, 2020, the Company paid $27,800 to the noteholder, and the balance of note was $250,200 as of December 31, 2020.

Interest expense including amortization of the associated debt discount for the years ended December 31, 2020 and 2019 was $384,109 and $85,370, respectively.

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

Interest expense for the years ended December 31, 2020 and 2019 was $710 and $0, respectively.

Convertible notes payable, net of debt discount consist of the following:

	December 31, 2020	December 31, 2019
Convertible note payable, secured, 12% interest, due August 31, 2019, in default	50,000	50,000
Convertible note payable, secured, 12% interest, due 120 days after delivery of payment notice from lender or November 1, 2019	-	900,000
Convertible note payable, secured, 12% interest, due February 1, 2021	100,000	100,000
Convertible note payable, secured, 12% interest, due February 15, 2021	50,000	50,000
Convertible note payable, secured, 12% interest, due May 22, 2020, in default	5,000	5,000
Convertible note payable, secured, 12% interest, due Feb 15, 2021	75,000	75,000
Convertible notes payable, secured, 4% interest, due October 14, 2020, in default	75,000	75,000
Convertible note payable, secured, 12% interest, due January 11, 2020	-	160,000
Convertible note payable, secured, 10% interest, due February 8, 2020, in default	50,000	50,000
Convertible note payable ,12% interest, due May 2020	-	337,000
Convertible note payable ,12% interest, due May 2020, in default	162,750	168,500
Convertible note payable, secured, 10% interest, due February 8, 2020, in default	50,000	50,000
Convertible note payable, secured, 12% interest, due on demand	44,060	31,500
Convertible note payable, secured, 10% interest, due October 2021	29,000	23,000
Convertible note payable, secured, 10% interest, due April 2022	26,000	-
Convertible note payable, secured, 10% interest, due May 2021, in default	350,000	-
Convertible note payable, secured, 10% interest, due October 18, 2021	26,083	-
Convertible notes payable, secured, 10% interest, due May through November 2022	435,000	-
Total convertible notes payable	1,527,893	2,075,000

Less unamortized discounts	(465,719)	(474,692)
Total convertible notes payable, net	$1,062,174	$1,600,308
Less current portion	(970,839)	(1,583,066)

Convertible notes payable, net - Long-term	$91,335	$17,242

On June 2, 2016, the Company issued $50,000 of principal amount of 12% secured convertible promissory notes and 50,000 warrants to purchase common stock. The note was due on August 31, 2018, was later extended to August 31, 2019, bears interest of twelve percent (12%) and is currently past due. The outstanding principal amounts and accrued but unpaid interest of the notes is convertible at any time at the option of the holder into common stock at a conversion price of $1.00 per share. The notes were issued with warrants to purchase up to 50,000 shares of the Company’s common stock at an exercise price of $1.50 per share. No payments were made and the balance was $50,000 as of December 31, 2020.

On May 2, 2017, the Company issued $100,000 of principal amount of 12% secured convertible promissory notes and 20,000 warrants to purchase common stock. The note was due on May 2, 2020 and is secured by the Company’s accounts receivable and inventory and on August 1, 2020, for the issuance of 50,000 shares valued at $10,000 based on market value of the shares of $0.20 on the date of issuance, was further extended to February 1, 2021. On April 20, 2021, the noteholder agreed to extend the maturity date of the note to May 2, 2022 for 100,000 shares of common stock (See note 12). The outstanding principal amounts and accrued but unpaid interest of the notes is convertible at any time at the option of the holder into common stock at a conversion price of $0.50 per share. The notes were issued with warrants to purchase up to 10,000 shares of the Company’s common stock at an exercise price of $1.00 per share. For the years ended December 31, 2020 and 2019, the Company recorded amortization of the debt discount of $669 and $1,005, respectively. As of December 31, 2020, the note was shown net of unamortized discount of $0.

On May 2, 2017, the Company issued $50,000 of principal amount of 10% secured convertible promissory notes and 10,000 warrants to purchase common stock. The note was due on May 2, 2020 and is secured by the Company’s accounts receivable and inventory. On April 22, 2020, the note was extended to May 2, 2021. As of the date of filing the note has not been paid and is currently past due. The outstanding principal amounts and accrued but unpaid interest of the notes is convertible at any time at the option of the holder into common stock at a conversion price of $0.50 per share. The notes were issued with warrants to purchase up to 10,000 shares of the Company’s common stock at an exercise price of $1.00 per share. For the years ended December 31, 2020 and 2019, the Company recorded amortization of the debt discount of $334 and $503, respectively. As of December 31, 2020, the note was shown net of unamortized discount of $0.

On May 22, 2017, the Company issued $5,000 of principal amount of 10% secured convertible promissory notes and 1,000 warrants to purchase common stock at an exercise price of $1. The note was due on May 22, 2020 and is currently in default secured by the Company’s accounts receivable and inventory. The outstanding principal amounts and accrued but unpaid interest of the notes is convertible at any time at the option of the holder into common stock at a conversion price of $0.50 per share. The notes were issued with warrants to purchase up to 1,000 shares of the Company’s common stock at an exercise price of $1.00 per share. For the years ended December 31, 2020 and 2019, the Company recorded amortization of the debt discount of $32 and $50, respectively. As of December 31, 2020, the note was shown net of unamortized discount of $0.

On February 15, 2018, the Company issued a $75,000 12% secured convertible promissory note. The note was due on February 24, 2020 and is secured by the Company’s accounts receivable and inventory. On April 22, 2020, the due date of the note was extended to February 15, 2021 for the issuance of 50,000 shares of common stock valued at $8,995 based on market value of the shares of $0.18 on the date of issuance. On February 12, 2021, the Company issued 500,000 shares to extend the date of the note to February 15, 2022 (See note 12). The Company evaluated the modification under ASC 470-50 and determined that the modifications were considered substantial and qualified for extinguishment accounting under such guidance. As such the Company recorded a loss on extinguishment of debt of $8,995 associated with the excess reacquisition cost of the new debt over the carrying value of the original debt. No payments were made and the balance was $75,000 as of December 31, 2020.

On September 17, 2018, the Company issued a $50,000 10% promissory note. The note was due on September 18, 2020. As an incentive to enter into the agreement the noteholder was also granted 10,000 shares valued at $5,000, based on market value of the shares of $0.50 on the date of issuance. On February 9, 2019, the note was amended for the issuance of 50,000 shares of common stock valued at $30,000 based on market value of the shares of $0.60 on the date of issuance, which was recognized as a debt discount, additionally, the note holder agreed to change the conversion price of the note to a price of $0.50 per share. On February 8, 2021, the Company entered into an agreement to consolidate the notes into one $100,000, 10% note due February 8, 2022 convertible at $0.10 per share (See Note 12). Additionally, the maturity date of the note was changed to February 8, 2020 and the note is currently in default. As of December 31, 2020, the shares have not been issued and were included in stock payable. For the years ended December 31, 2020 and 2019, the Company recorded amortization of the debt discount of $4,204 and $21,513, respectively. As of December 31, 2020, the note was shown net of unamortized discount of $0.

On December 14, 2018, the Company issued a $50,000 4% convertible note. The note was originally due on February 14, 2019 and is convertible at a rate of $0.50 per shares. As an incentive to enter into the agreement, the noteholder was also granted 10,000 shares valued at $5,000, based on market value of the shares of $0.60 on the date of issuance, which was recognized as a debt discount. For the years ended December 31, 2020 and 2019, the Company recorded amortization of the debt discount of $0 and $0, respectively, On February 14, 2019, the noteholder agreed to extend the note through October 14, 2020, and is in default as of December 31, 2020. As of December 31, 2020, the note was shown net of unamortized discount of $0.

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

The Company evaluated the modification under ASC 470-50 and determined that the modifications were considered substantial and qualified for extinguishment accounting under such guidance. As such the Company recorded a loss on extinguishment of debt of $34,086 associated with the excess reacquisition cost of the new debt over the carrying value of the original debt. Additionally, the reduction of the conversion price resulted in a beneficial conversion feature totaling $12,250. The noteholder is due two shares of common stock for every dollar funded. As of December 31, 2020, the noteholder advanced a total of $79,660 and is due 194,320 shares valued at $56,314, based on market value of the shares on the date of the agreement, and the Company has made payments on the principal balance of $35,600. Subsequent to year end, the Company issued 157,920 shares that are due under the note and included in stock payable as of December 31, 2020 (See note 12).

As of December 31, 2020, there was an outstanding balance on the note in the amount of $44,060. For the years ended December 31, 2020 and 2019, the Company recorded amortization of the debt discount of $6,250 and $31,250, respectively. As of December 31, 2020, the note was shown net of unamortized discount of $0.

On February 8, 2019, the Company issued a $50,000 10% convertible note. The note was due on February 8, 2020 and is currently in default. As an incentive to enter into the agreement, the noteholder was also granted 60,000 shares valued at $30,000, which was recognized as a debt discount. For the years ended December 31, 2020 and 2019, the Company recorded amortization of the debt discount of $3,205 and $26,795, respectively. As of December 31, 2020, the note was shown net of unamortized discount of $0.

On February 19, 2019, the Company issued a $25,000 4% convertible note. The note was due on August 19, 2019 and is convertible at a rate of $0.50 per share. On February 14, 2019, the noteholder agreed to extend the note through October 14, 2020. As an incentive to enter into the agreement, the noteholder was also granted 5,000 shares valued at $2,500, which was recognized as a debt discount. As of December 31, 2020, the shares have not been issued and were included in stock payable. For the years ended December 31, 2020 and 2019, the Company recorded amortization of the debt discount of $0 and $2,500, respectively. As of December 31, 2020, the note was shown net of unamortized discount of $0.

On October 18, 2019, the Company issued a $23,000 10% convertible note. The note is due on October 17, 2021 and is convertible at a rate of $0.50 per share. As an incentive to enter into the agreement, the noteholder was also granted 46,000 shares valued at $15,175, based on market value of the shares of $0.33 on the date of issuance, which was recognized as a debt discount. During the year ended December 31, 2020, the Company restructured the note to reduce the conversion price to $0.10 per share and the noteholder advanced another $6,000. As consideration, the Company issued an additional 12,000 shares of common stock valued at $4,560 and 232,000 warrants valued at $82,131. The Company evaluated the modification under ASC 470-50 and determined that the modifications were considered substantial and qualified for extinguishment accounting under such guidance. As such the Company recorded a loss on extinguishment of debt of $102,905 associated with the excess reacquisition cost of the new debt over the carrying value of the original debt.

On November 5, 2019, the Company entered into a $562,000 convertible note payable, including an original issue discount of $56,200 pursuant to which we borrowed $337,000, including a $37,000 original issue discount in the first tranche during the year ended December 31, 2019. Interest under the convertible promissory note is 12% per annum, and the principal and all accrued but unpaid interest was due 180 days from funding. The note is convertible at the lesser of (i) 70% multiplied by the lowest Trading Price during the previous twenty-five (25) trading day period ending on the latest complete Trading Day prior to the date of the note and 70% of the market price. As an incentive to enter into the agreement, the noteholder was also granted 854,000 shares valued at $307,440. The Company analyzed the conversion feature and determined it was required to be bifurcated and recognized as a derivative liability. The derivative at inception was valued at $392,061, based on the Black Scholes Merton pricing model. As the fair value of the derivative and the shares issued at inception were in excess of the face amount of the note, the Company recorded a debt discount in the amount of $337,000 to be amortized utilizing the effective interest method of accretion over the term of the note. On January 30, 2020, the Company borrowed an additional $225,000, including a $25,500 original issue discount. As an incentive, the noteholder was also granted an additional 476,493 shares valued at $147,713. The Company analyzed the conversion feature and determined it was required to be bifurcated and recognized as a derivative liability. The derivative at inception was valued at $212,798, based on the Black Scholes Merton pricing model. As the fair value of the derivative and the shares issued at inception were in excess of the face amount of the note, the Company recorded a debt discount in the amount of $225,000 to be amortized utilizing the effective interest method of accretion over the term of the note. Further, the excess of $161,011 was recognized as a financing cost on the Statement of Operations. For the years ended December 31,

2020 and 2019, the Company recorded amortization of the debt discount of $457,735 and $104,265, respectively. As of December 31, 2020, $562,000 of the debt discount has been amortized and the note was shown net of unamortized discount of $0. On May 5, 2020, the Company paid the principal and accrued interest under the first tranche of $357,852 and on August 20, 2020, the Company paid the principal and accrued interest of the second tranche of $239,055. The fair value of the derivative liability associated with the first and second tranches on the date of settlement of $275,728 and $188,276, respectively were reclassified to additional paid in capital.

On November 19, 2019, the Company entered in to a $281,000 convertible note payable, including an original issue discount of $28,100 convertible promissory note pursuant to which $150,000 was borrowed, including a $18,500 discount during the year ended December 31, 2019. Interest under the convertible promissory note is 12% per annum, and the principal and all accrued but unpaid interest is due 180 days from funding.  The note is convertible at the lesser of (i) 70% multiplied by the lowest Trading Price during the previous twenty-five (25) trading day period ending on the latest complete Trading Day prior to the date of the note and 70% of the market price. As an incentive to enter into the agreement, the noteholder was also granted 427,000 shares valued at $175,070. The Company analyzed the conversion feature and determined it was required to be bifurcated and recognized as a derivative liability. The derivative at inception was valued at $192,226, based on the Black Scholes Merton pricing model. As the fair value of the derivative and the shares issued at inception were in excess of the face amount of the note, the Company recorded a debt discount in the amount of $168,500 to be amortized utilizing the effective interest method of accretion over the term of the note. Further, the excess of $104,041 was recognized as a financing cost on the Statement of Operations On May 20, 2020, the noteholder agreed to extend the due date of the first tranche of funding until July 19, 2020 and is currently past due. On May 20, 2020, the Company incurred a default penalty of 50% of the balance of the note amounting to $54,250. For the years ended December 31, 2020 and 2019, the Company recorded amortization of the debt discount of $129,401 and $39,099, respectively. As of December 31, 2020, $168,500 of the debt discount has been amortized and the note was shown net of unamortized discount of $0. As of December 31, 2020, the Company paid the $60,000 toward the principal balance under the first tranche of $60,000.

The fair value of the derivative liability associated with the tranche on the date of settlement of $62,448 was recorded to additional paid in capital. The fair value of the derivative liability associated with the default penalty of $49,051, was charged it to financing cost.

The embedded conversion feature in the convertible debt instruments above, dated November 5, 2019 and November 19, 2019, were convertible at issuance, which qualified them as a derivative instrument since the number of shares issuable under the note is indeterminate based on guidance in ASC 815-15, “Derivatives and Hedging (“Topic No. 815-15”). Topic No. 815-15 requires the Company to bifurcate and separately account for the conversion features as an embedded derivative contained in the Company’s convertible debt.

The Black-Scholes model, adopted by management as an appropriate financial model, utilized the following inputs to value the derivative liabilities at the date of issuance of the convertible note through December 31, 2020:

Risk free interest rate	0.08% - 1.57%
Expected term (years)	0.000 - 0.50
Expected volatility	263% - 367
Expected dividends	0%

On January 8, 2020, the Company issued a $26,083 convertible note. The note is due on January 8, 2022 and is convertible at a rate of $0.10 per shares. As an incentive to enter into the agreement, the noteholder was also granted 52,166 shares and 208,664 2-year warrants exercisable at $0.125. The issuance of the note and warrants resulted in a discount from the beneficial conversion feature totaling $26,083, including $13,203 attributable to the conversion feature, $10,566 attributable to the warrants, and $2,313 was attributable to the shares. The excess fair value of the consideration given of $19,823 was recorded as financing expense. For the years ended December 31, 2020 and 2019, the Company recorded amortization of the debt discount of $12,574. As of December 31, 2020, the note was shown net of unamortized discount of $13,509.

On May 1, 2020, the Company issued a $350,000 6% convertible note. The note is due on May 1, 2021 and is convertible at a rate of $0.125 per shares, resulting in a debt discount from a beneficial conversion feature $42,000. On April 30, 2021, the noteholder agreed to extend the maturity date of the note to May 1, 2022 for 100,000 shares of common stock (See note 12). As an incentive to enter into the agreement the noteholder was also granted

1,500,000 shares valued at $207,000, which was also recognized as a debt discount. For the year ended December 31, 2020, the Company recorded amortization of the debt discount of $166,455. As of December 31, 2020, the note was shown net of unamortized discount of $82,545.

On April 30, 2020, the Company issued a $100,000 8% convertible note. The note is due on April 30, 2022 and is convertible at a rate of $0.125 per shares which resulted in a discount from the beneficial conversion feature totaling 20,250. The note holder is due two shares of common stock and eight three-year warrants exercisable at a rate of $0.125 for every dollar funded. As of December 31, 2020, the noteholder advanced a total of $26,000 and is due 52,000 shares valued at $7,740, based on market value of the shares of $0.14 on the date of funding and 208,000 warrants valued at $26,000 which was recorded as financing expense. As of December 31, 2020, the 52,000 shares were not issued and were included in stock payable. For the year ended December 31, 2020, the Company recorded amortization of the debt discount of $11,546. As of December 31, 2020, the note was shown net of unamortized discount of $14,454.

During year ended December 31, 2020, we issued several secured convertible promissory notes dated between May 5th and November 25th, 2020, in the aggregate principal amount of $435,000 to several accredited investors through a private placement. The convertible notes bear interest at a rate of 10% per annum, mature two years from issuance. The notes and accrued interest are convertible at the option of the noteholders into our common stock at $0.125 per share. As an incentive to enter into the agreements the Company also issued 3,480,000 three year warrants exercisable at $0.125 per share. The issuance of the note and warrants resulted in a discount from the beneficial conversion feature totaling $435,000, including $178,565 attributable to the conversion feature, $256,435 attributable to the warrants (Note 9), which was recorded as a debt discount. During the years ended December 31, 2020, $79,789 of the discount was amortized and the note was shown net of unamortized discount of $355,211.

As part of the private placement, the Company paid a consultant a $50,000 retainer and commissions equivalent to 10% of the gross proceeds received from the issuance of convertible notes which were recorded as financing cost.

Interest expense including financing cost and amortization of the associated debt discount on all of the above convertible notes for the year ended December 31, 2020 and 2019 was $1,013,972 and $697,307, respectively.

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

The discount rate utilized for classification and measurement purposes as of the inception date of the lease is based on the Company’s collateralized incremental interest rate to borrow of 12%, as the rate implicit in the lease is not determinable.

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

Undiscounted Cash Flows

As of December 31, 2020, the right of use asset and lease liability were shown on the consolidated balance sheet at $33,990 and $37,189, respectively. The table below reconciles the fixed component of the undiscounted cash flows and the total remaining years to the operating lease liability recorded on the consolidated balance sheet as of December 31, 2020:

Amounts due as of December 31, 20120	Operating Leases
2021	20,765
2022	21,370
Total minimum lease payments	$42,135
Less: effect of discounting	(4,946)
Present value of future minimum lease payments	$37,189
Less: current obligations under leases	(16,424)
Long-term lease obligations	$20,765

Legal Matter

On July 6, 2020 we received a letter from the staff of the Division of Enforcement of the Securities and Exchange Commission (the “Staff”) that indicated the Company may have violated certain rules and regulations regarding a late filing notification filed by the Company and that the Staff is conducting an informal inquiry into the matter. The Staff has asked the Company to voluntarily submit certain information to it and the Company has done so and is cooperating with the Staff into their inquiry. No formal complaint has been filed and we expect to resolve this matter with the Staff without formal litigation. (See Note 12)

NOTE 9 - STOCK WARRANTS

On January 8, 2020, the Company granted 208,664 warrants with terms of 3.3 years exercisable at $0.125 per share with the issuance of a convertible note payable, valued at $19,277. The warrants were valued using the Black-Scholes option pricing model. Assumptions used in the valuation include the following: a) market value of stock on measurement date of $0.38; b) risk-free rate of 1.61%; c) volatility factor of 166%; d) dividend yield of 0%.

On January 8, 2020, the Company granted 232,000 warrants 3.3 years warrants exercisable at $0.125 per share with the issuance of a convertible note payable, valued at $82,131. The warrants were valued using the Black-Scholes option pricing model. Assumptions used in the valuation include the following: a) market value of stock on measurement date of $0.38; b) risk-free rate of 1.61%; c) volatility factor of 166%; d) dividend yield of 0%.

On February 5, 2020, the Company granted 1,965,094 warrants with a term of 5 years exercisable at $0.50 per shares warrants, valued $566,269 as part of a note settlement agreement. Additionally, as part of the agreement the Company modified 1,666,666 previously issued to include the same terms of the warrants issued under the agreement. The Company valued the modification of warrants at $215,486, which the difference of the fair value of the warrants before and after the modification and recorded the value to loss on extinguishment of notes payable. The warrants were valued using the Black-Scholes option pricing model. Assumptions used in the valuation include the following: a) market value of stock on measurement date of $0.30-$0.31; b) risk-free rate of 1.48-1.49%; c) volatility factor of 175-177.6%; d) dividend yield of 0%.

On February 19, 2020 the Company converted the 76,000 outstanding Series A preferred shares, based on the automatic conversion terms into 205,000 common shares and 76,000 warrants have been issued, with the remaining 175,000 shares of common stock still to be issued and recognized as stock payable.

On April 29, 2020, the Company granted 140,000 3 years warrants exercisable at $0.125 per share with the amendment of a convertible note payable, valued at $21,836. The warrants were valued using the Black-Scholes option pricing model. Assumptions used in the valuation include the following: a) market value of stock on measurement date of $0.17; b) risk-free rate of .24%; c) volatility factor of 192%; d) dividend yield of 0%.

On May 7, 2020, the Company granted 162,000 3 years warrants exercisable at $0.125 per share with the issuance of a convertible note payable, valued at $10,339. The warrants were valued using the Black-Scholes option pricing model. Assumptions used in the valuation include the following: a) market value of stock on measurement date of $0.14; b) risk-free rate of .19%; c) volatility factor of 192%; d) dividend yield of 0%.

During the period ending December 31, 2020, the Company granted 3,480,000 3 years warrants exercisable at $0.125 per share with the issuance of a convertible note payable, valued at $256,435. The warrants were valued using the Black-Scholes option pricing model. Assumptions used in the valuation include the following: a) market value of stock on measurement date of $0.01 - $0.22; b) risk-free rate of 0.16% - 22.9%; c) volatility factor of 195% - 221%; d) dividend yield of 0%.

During the period ending December 31, 2020 the Company issued 6,050,000 units, which included 6,050,000 3 years warrants exercisable at $0.125 per share and 6,050,000 shares of common stock for $632,000 cash.

The following is a summary of stock warrants activity during the period ended December 31, 2020.

	Number of Shares	Weighted Average Exercise Price
Balance, December 31, 2019	2,478,124	$1.00
Warrants granted and assumed	13,979,758	$0.23
Warrants expired	-	-
Warrants canceled	(1,666,000)	$1.00
Warrants exercised	-
Balance outstanding and exercisable, December 31, 2020	14,791,882	$0.27

The following is a summary of stock warrants activity during the period ended December 31, 2019.

	Number of Shares	Weighted Average Exercise Price
Balance, December 31, 2018	2,395,624	$1.00
Warrants granted and assumed	82,500	$1.00
Warrants expired	-	-
Warrants canceled	-	-
Warrants exercised	-	-
Balance outstanding and exercisable, December 31, 2019	2,478,124	$1.00

NOTE 10 - INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company recorded the valuation allowance due to the uncertainty of future realization of federal and state net operating loss carryforwards. -The deferred income tax assets are comprised of the following at December 31, 2020 and 2019:

	2020	2019
Deferred income tax assets:	$11,980,119	$9,866,701
Valuation allowance	(11,980,119)	(9,866,701)
Net deferred tax asset	$-	$-

Reconciliation between the statutory rate and the effective tax rate is as follows at December 31, 2020 and 2019:

	2020	2019
Effective Tax Rate Reconciliation:
Federal statutory tax rate	21.0%	21.0%
State taxes, net of federal benefit	0.0%	0.0%
Change in valuation allowance	(21.0)%	(21.0)%
Effective tax rate	0.0%	0.0%

As of December 31, 2020, the Company had net operating loss carryforwards of approximately $27,291,089 and net operating loss carryforwards expire in 2021 through 2030. The current year’s net operating loss will carryforward indefinitely, limited to 80% of the current year taxable income.

The current income tax benefit of $2,219,089 generated for the year ended December 31, 2020 was offset by an equal increase in the valuation allowance. The valuation allowance was increased due to uncertainties as to the Company’s ability to generate sufficient taxable income to utilize the net operating loss carryforwards which is the only significant component of deferred taxes.

The Company recognizes interest and penalties related to uncertain tax positions in general and administrative expense. As of December 31, 2020 and 2019 the Company has no unrecognized uncertain tax positions, including interest and penalties.

NOTE 11 - STOCKHOLDERS’ EQUITY

The Company is authorized to issue 10,000,000 shares of it $0.001 par value preferred stock and 100,000,000 shares of its $0.001 par value common stock. On October 26, 2020, the Board of Directors (the Board), authorized the Company to amend the Articles of Incorporation of the Corporation to increase the authorized capital stock of the Corporation to 1,010,000,000 shares, of which 1,000,000,000 shall be authorized as common shares and 10,000,000 shall be authorized as preferred shares. Additionally, the Board authorized the execution of a reverse split of the issued and outstanding shares of the Corporation’s common stock at a ratio of up to one post-split share per twenty-five pre-split shares (1:25) at a time and exact ratio amount the Board of Directors deems appropriate. On May 25, 2021, the Board of Directors increased the authorized shares from 100,000,000 to 150,000,000.

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

On January 3, 2020, the Company issued 100,000 shares for services with a fair value of $39,000, based on stock price of $0.39 on date of the agreement.

On January 30, 2020, the Company issued 15,000 shares for services with a fair value of $6,390 that were due during the year ended December 31, 2019 and included in stock payable.

On February 5, 2020, the Company issued 4,000,000 shares for the settlement of debt with a fair value of $1,240,000, based on stock price of $0.31 on date of the agreement.

On February 5, 2020, the Company issued 3,600,000 shares for services with a fair value of $1,116,000, based on stock price of $0.31 on date of the agreement.

On March 9, 2020, the Company cancelled a consulting agreement entered into during the year ended December 31, 2019. As a result, the Company received and cancelled 500,000 shares of common stock valued $125,000, based on stock price of $0.25 on date of reacquisition.

On March 10, 2020, the Company issued 300,000 shares for services with a fair value of $103,000 based on stock price of $0.23-$0.40 on date of the agreement.

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

On April 2, 2020, the Board issued 5,000 shares of the Series B Preferred Stock to the Company’s Chief Executive Officer and President, Michael Stebbins, and 5,000 shares of the Series B Preferred Stock to the Company’s Secretary and Treasurer, Robertson Orr for the purpose of assuring that they retains voting control of the Company. The shares were valued at $3,073,595 which was based on the value of the voting rights, which was determined based on the equity value of 51% of outstanding shares using a stock price of $0.11 on April 2, 2020. The $3,073,595 was recognized as shares issued for services included in professional fees expenses on the consolidated Statement of Operations.

On May 1, 2020, the Company issued 1,500,000 shares of common stock for $210,000 as commitment shares for the issuance of a certain note payable issued on May 1, 2020.

On July 9, 2020 the company sold 70,000 shares of common stock and 70,000 warrants for cash proceeds of $7,000. These shares were issued.

On June 5, 2020, the Company issued 1,468,085 shares of common stock $308,298 as commitment shares for the issuance of a certain note payable issued on June 5, 2020.

On June 10, 2020, the Company received and cancelled 674,000 shares of common stock valued $175,240, based on stock price on date of reacquisition.

On June 12, 2020, the Company issued 1,300,000 shares of common stock for $175,000.

On June 12, 2020, the Company issued 25,000 shares for services with a fair value of $8,000 based on stock price of $0.32 on date of the agreement.

On June 1, 2020 the Company entered into an agreement to provide 250,000 shares of common stock with a fair value of $60,000 based on stock price of $0.24 on date of the agreement in connection with consulting services.

On June 15, 2020 the Company entered into an agreement to provide 250,000 shares of common stock with a fair value of $42,500 based on stock price of $0.17 on date of the agreement in connection with consulting services.

On July 9, 2020, the Company issued 420,000 of common stock for $42,000 cash.

On July 30, 2020, the Company issued 15,000 shares for services with a fair value of $2,805 based on stock price of $0.19 on date of the agreement.

On August 1, 2020, the Company issued 80,000 shares for services with a fair value of $15,760 based on stock price of $0.20 on date of the agreement.

On August 1, 2020, the Company issued 50,000 shares to extend the due date of a certain note payable dated May 2, 2017 with a fair value of $9,850, based on stock price of $0.20 on date of the agreement.

On August 3, 2020, the Company issued 320,000 shares for services, of which 220,000 shares were bonus shares with a fair value of $41,800 based on stock price of $0.19 on date of grant.

On August 3, 2020, the Company issued 750,000 of common stock for $75,000 cash.

On August 10, 2020, the Company issued 750,000 shares for services with a fair value of $157,500 based on stock price of $0.21 on date of the agreement.

On August 10, 2020, the Company issued 500,000 of common stock for $50,000 cash.

On August 20, 2020, the Company issued 1,002,919 shares of common stock $183,334 as commitment shares for the issuance of a certain note payable issued on August 20, 2020.

On August 30, 2020, the Company issued 250,000 shares for services with a fair value of $60,000 based on stock price of $0.24 on date of the agreement.

On August 23, 2020, the Company issued 500,000 shares for services with a fair value of $90,000 based on stock price of $0.18 on date of the agreement.

On August 25, 2020, the Company issued 500,000 shares for services with a fair value of $75,000 based on stock price of $0.15 on date of the agreement.

On August 31, 2020, the Company issued 150,000 shares for services with a fair value of $18,000 based on stock price of $0.12 on date of the agreement.

On September 1, 2020, the Company issued 500,000 shares for services with a fair value of $100,000 based on stock price of $0.20 on date of the agreement.

On September 4, 2020, the Company issued 300,000 shares for services with a fair value of $30,000 based on stock price of $0.10 on date of the agreement.

On September 8, 2020, the Company issued 875,000 of common stock for $87,500 cash.

On September 13, 2020, the Company issued 250,000 shares for services with a fair value of $42,500 based on stock price of $0.17 on date of the agreement.

On September 15, 2020, the Company issued 175,000 shares for services with a fair value of $33,750 based on stock price of $0.13 to $0.024 on date of the agreement.

On September 15, 2020, the Company issued 25,000 shares for services with a fair value of $6,000 based on stock price of $0.24 on date of the agreement.

On September 28, 2020, the Company issued 600,000 shares for services with a fair value of $110,000 based on stock price of $0.10 to $0.20 on date of the agreement.

On September 29, 2020, the Company issued 350,000 of common stock for $35,000 cash.

On September 29, 2020, the Company issued 250,000 shares for services with a fair value of $45,000 based on stock price of $0.18 on date of the agreement.

On September 30, 2020, the Company issued 100,000 of common stock for $10,000 cash.

On October 1, 2020 the Company issued 1,950,000 shares of common stock with a fair value of $390,000 based on stock prices between $0.20 in connection with consulting services.

On October 5, 2020 the Company sold 1,500,000 shares of common stock and 1,500,000 warrants for cash proceeds of $150,000. As of December 31, 2020, the shares were not issued and included were included in stock payable.

On October 22, 2020, the Company issued 1,210,000 shares for services with a fair value of $269,200 based on stock price between $0.17 and $0.27 on date of the agreement.

On October 22, 2020 the Company sold 500,000 shares of common stock and 500,000 warrants for cash proceeds of $50,000.

On December 16, 2020, the Company issued 1,700,000 shares for services with a fair value of $306,000 based on stock price between $0.15 and $0.20 on date of the agreement.

On December 31, 2020 the Company sold 325,000 shares of common stock and 325,000 warrants for cash proceeds of $32,500.

During the year ended December 31, 2020, the Company issued 500,000 shares to consultant in error and is in the process of the having the shares returned. As of the date of filing the shares have not been returned.

NOTE 12 - SUBSEQUENT EVENT

On January 4, 2021, the Company entered into an agreement with the note holder of a certain related party notes payable dated February 5, 2020 to convert $200,000 of the principal balance of the note and to extend the payment date of the first interest payment of $54,993.87 to January 2, 2023. As consideration, the Company issued the noteholder 2,200,000 shares of common stock.

On January 6, 2021, the Company entered into a $275,000, 12% convertible note payable including an original issue discount of $25,000. As part of the note agreement the Company also granted the noteholder 982,861 shares of common stock valued $167,086. In addition the Company granted 152,000 five year warrants exercisable at $0.125 to a broker as a finder’s fee.

On January 8, 2021, the Company entered into a $125,000, 30% note payable due on June 8, 2021. Under the note the Company must make interest only payments of $3,125 starting on February 10, 2021 and continuing through maturity.

On March 12, 2021, the Company entered into a $101,125, 24% note payable due on July 12, 2021.

On March 3, 2021, the Company entered into a $25,000, 4% note payable due on March 3, 2022. The note is convertible at the option of the noteholder at $0.10 per share.

On February 8, 2021, the Company entered into an agreement to consolidate two $50,000 notes payable dated September 17, 2018 and February 8, 2019 into one $100,000, 10% note due February 8, 2022 convertible at $0.10 per share. As consideration the Company is to issue the note holder 100,000 shares of common stock. As of the date of filing the shares have not been issued.

On February 4, 2021, the Company issued 2,175,000 shares for services.

On February 8, 2021, the Company sold 150,000 shares of common stock and 150,000 warrants for cash proceeds of $15,000.

On February 8, 2021, the Company issued 60,000 shares for services.

On February 17, 2021, the Company issued 116,320 shares in connection with shares due from a certain note payable dated January 25, 2019 and included in stock payable as of December 31, 2020.

On February 17, 2021, the Company issued 35,000 shares for services.

On February 17, 2021, the Company sold 1,500,000 shares of common stock and 1,500,000 warrants for cash proceeds of $150,000.

On February 24, 2021, the Company issued 500,000 shares to extend a certain note payable dated January 25, 2019.

On February 24, 2021, the Company sold 100,000 shares of common stock and 100,000 warrants for cash proceeds of $10,000.

On February 12, 2021, the noteholder of a certain note dated February 15, 2018, agreed to extend the maturity date of the note to February 15, 2022 for 50,000 shares of common stock. As of the date of filing the shares have not been issued.

On February 24, 2021, the Company issued 3,900,000 shares for services.

On March 17, 2021, the Company sold 2,000,000 shares of common stock for cash proceeds of $200,000.

On April 20, 2021, the noteholder of a certain note dated May 2, 2017, agreed to extend the maturity date of the note to May 2, 2022 for 100,000 shares of common stock. As of the date of filing the shares have not been issued.

On April 30, 2021, the noteholder of a certain note dated May 2, 2017, agreed to extend the maturity date of the note to May 1, 2022 for 100,000 shares of common stock. As of the date of filing the shares have not been issued.

On June 1, 2021, the noteholder of a certain note dated January 1, 2020, agreed to extend the maturity date of the note to June 1, 2022. In addition, the note was amended to allow for the note holder to covert the note at $0.10 per share. As consideration the Company granted the noteholder 1,000,000 three year warrants exercisable at $0.125.

On July 6, 2020 we received a letter from the staff of the Division of Enforcement of the Securities and Exchange Commission (the “Staff”) that indicated the Company may have violated certain rules and regulations regarding a late filing notification filed by the Company and that the Staff is conducting an informal inquiry into the matter. On April 29, 2021, the Company agreed to pay civil penalties of $25,000 to the Securities and Exchange Commission in settlement of the matter. Payment shall be made in the following four installments: (1) $5,000 within 14 days of entry of the order; (2) $7,500 within 180 days of entry of the order; (3) $6,250 within 270 days of entry of the order; and (4) $6,250 within 360 days of entry of the order.

On June 15, 2021, the Company sold 1,500,000 shares of common stock for cash proceeds of $150,000 which was received during the year ended December 31, 2020 and included in stock payable.

On June 15, 2021, the Company sold 792,590 shares of common stock for cash proceeds of $79,259.

On June 15, 2021, the Company issued 41,600 shares of common stock, in connection with an additional $20,800 advance received on March 3, 2021 related to a certain note payable dated January 25, 2019.