Form 10-Q
period 2021-03-31
Trutankless, Inc.
filed 2021-07-26
CIK 1429393

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

The number of shares of Common Stock, $0.001 par value, outstanding on July 21, 2021, was 89,858,337 shares.

TRUTANKLESS, INC.

QUARTERLY PERIOD ENDED MARCH 31, 2021

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

TRUTANKLESS, INC

CONSOLIDATED BALANCE SHEETS

	March 31, 2021	December 31, 2020
ASSETS
Current assets
Cash	$46,174	$151,628
Accounts receivable	86,410	109,966
Inventory	439,663	24,654
Prepaid consulting expenses	595,877	585,460
Total current assets	1,168,124	871,708

Other Assets
Prepaid consulting expenses - long term	1,112,336	877,515
Right to use asset	29,929	33,990
Other assets	33,709	13,722
Total other assets	1,175,974	925,227

Total assets	$2,344,098	$1,796,935

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued liabilities	1,254,872	1,144,989
Lease liability	27,730	16,424
Accrued interest payable - related party	223,536	206,933
Derivative liability	-	302,249
Payroll protection program loan payable	107,485	107,485
Notes payable - related party	69,350	69,350
Notes payable, net of debt discount	687,263	480,801
Convertible notes payable, net of debt discount	1,233,916	970,839
Total current liabilities	3,604,152	3,299,070

Lease liability - long-term	5,342	20,765
Notes payable - long term, net of debt discount	214,824	249,247
Convertible notes payable - long term, net of debt discount	84,430	91,335
Notes payable - related party	300,000	500,000
Total long-term liabilities	604,596	861,347

Total liabilities	4,208,748	4,160,417

Stockholders’ deficit
Preferred stock, $0.001 par value, 9,990,000 shares authorized, 0 and 76,000 shares issued and outstanding as of March 31, 2021 and December 31, 2020, respectively	-	-
Series B Preferred stock, $0.001 par value, 10,000 shares authorized, 10,000 shares issued and outstanding as of March 31, 2021 and December 31, 2020, respectively	10	10
Common stock, $0.001 par value, 100,000,000 shares authorized, 83,324,147 and 73,304,966 shares issued and outstanding as of March 31, 2021 and December 31, 2020, respectively	83,324	73,805
Additional paid in capital	42,073,439	39,897,400
Subscriptions payable	1,248,594	658,374
Accumulated deficit	(45,270,017)	(42,993,071)
Total stockholders’ deficit	(1,864,650)	(2,363,482)

Total liabilities and stockholders’ deficit	$2,344,098	$1,796,935

See accompanying notes to the consolidated financial statements

TRUTANKLESS, INC

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the three months ended
	March 31, 2021	March 31, 2020

Revenue	$172,838	$539,561

Cost of goods sold	(135,092)	(246,532)

Gross profit	37,746	293,029

Operating expenses
General and administrative	356,609	378,732
Research and development	140,490	64,078
Professional fees	1,265,374	330,950
Total operating expenses	1,762,473	773,760

Loss from operations	(1,724,727)	(480,731)

Other income (expenses)
Interest expense	(442,017)	(554,820)
Gain/Loss on change of derivative liability	149,798	(501,314)
Loss on extinguishment of notes	(260,000)	(1,965,284)
Total income (expenses)	(552,219)	(3,021,418)

Net loss before tax provision	(2,276,946)	(3,502,149)
Tax provision	-	-
Net loss	$(2,276,946)	$(3,502,149)

Net loss per common share - basic and diluted	$(0.03)	$(0.07)

Weighted average number of common shares outstanding - basic and diluted	78,753,827	51,072,014

See accompanying notes to the consolidated financial statements

TRUTANKLESS, INC

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Subscriptions Payable	Accumulated Deficit	Total Stockholders’ Deficit
Balance, December 31, 2020	10,000	10	73,804,966	73,805	39,897,400	658,374	(42,993,071)	(2,363,482)

Stock issued for cash	-	-	1,750,000	1,750	173,250	205,000	-	380,000
Stock issued for services	-	-	6,170,000	6,170	1,468,897		-	1,475,067
Shares for debt discount	-	-	1,599,181	1,599	381,441	(74,780)	-	308,260
Shares for extinguishment of debt	-	-	-	-	-	460,000	-	460,000
Settlement of derivative liability	-	-	-	-	152,451	-	-	152,451
Net loss	-	-	-	-	-	-	(2,276,946)	(2,276,946)
Balance, March 31, 2021	10,000	10	83,324,147	83,324	42,073,439	1,248,594	(45,270,017)	(1,864,650)

Balance, December 31, 2019	76,000	76	45,427,303	45,427	28,928,084	424,705	(32,425,982)	(3,027,690)
Stock issued for cash	-	-	200,000	200	49,800	125,000	-	175,000
Stock issued for services	-	-	4,015,000	4,015	1,232,375	63,610	-	1,300,000
Rescission and retirement of shares for services	-	-	(500,000)	(500)	(124,500)	-	-	(125,000)
Share and warrants issued for debt extensions	-	-	578,659	579	163,769	-	-	164,348
Conversion of preferred stock to common	(76,000)	(76)	205,000	205	(164)	35	-	-
Shares and warrants issued to extinguish debt	-	-	4,362,000	4,362	2,239,737	-	-	2,244,099
Net loss	-	-	-	-	-	-	(3,502,149)	(3,502,149)
Balance, March 31, 2020	-	-	54,287,962	54,288	32,489,101	613,350	(35,928,131)	(2,771,392)

See accompanying notes to the consolidated financial statements

TRUTANKLESS, INC

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the three months ended
	March 31, 2021	March 31, 2020
Cash Flows from Operating Activities
Net loss	$(2,276,946)	$(3,502,149)
Adjustments to reconcile net loss to net cash provided by operating activities:
Shares issued for services	1,475,067	1,300,000
Gain/Loss on change in derivative liability	(149,798)	501,314
Loss on extinguishment of notes payable	260,000	1,965,284
Rescission and retirement of shares for services	-	(97,380)
Depreciation and amortization	2,766	142
Non cash operating lease expense	(56)	4,061
Amortization of debt discount	332,428	469,009
Changes in assets and liabilities
Accounts receivable	23,556	(40,561)
Inventory	(415,009)	70,272
Prepaid expenses	(245,238)	(957,026)
Accounts payable	109,883	(197,547)
Lease liability	-	(3,518)
Interest payable - related party	16,603	142,029
Net cash used in operating activities	(866,744)	(346,070)

Cash Flows from Investing Activities:
Purchase of fixed assets	(22,753)	-
Net cash used in investing activities	(22,753)	-

Cash Flows from Financing Activities:
Proceeds from convertible notes payable	380,750	12,000
Repayments of convertible notes payable	(12,160)	(12,000)
Proceeds from notes payable	226,250	231,783
Repayments from notes payable	(190,797)	(18,550)
Proceeds from sale of common stock, net of offering costs	380,000	175,000
Net cash provided by financing activities	784,043	388,233

Net increase in cash	(105,454)	42,163
Cash, beginning of period	151,628	4,342
Cash, end of period	$46,174	$46,505

Supplemental disclosure of cash flow information
Cash paid for interest	$17,200	$198,270
Cash paid for taxes	$-	$-

SUPPLEMENTARY DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Notes and accrued interest settled with stock	$200,000	$400,000
Derivative liability written off to additional paid in capital	$152,451	$-
Shares issued for debt discount	$288,260	$-

See accompanying notes to the consolidated financial statements

TRUTANKLESS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2021

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

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (GAAP) and applicable rules and regulations of the Securities and Exchange Commission (SEC) regarding interim financial reporting. Certain information and note disclosures normally included in the consolidated financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. As such, the information included in the consolidated financial statements for the three months ended March 31, 2021 should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s Form 10-K for the Company’s fiscal year ended December 31, 2020, as filed with the SEC.

The consolidated balance sheet as of December 31, 2020, included herein was derived from the audited financial statements as of that date, but does not include all disclosures including notes required by GAAP.

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

Stock-based compensation

The Company follows ASC 718-10, “Stock Compensation”, which addresses the accounting for transactions in which an entity exchanges its equity instruments for goods or services, with a primary focus on transactions in which an entity obtains employee services in share-based payment transactions. ASC 718-10 is a revision to SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related implementation guidance. ASC 718-10 requires measurement of the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). Incremental compensation costs arising from subsequent modifications of awards after the grant date must be recognized.

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

Inventory

Inventories are stated at the lower of cost (average cost) or net realizable value.

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

The reported fair values for financial instruments that use Level 2 and Level 3 inputs to determine fair value are based on a variety of factors and assumptions. Accordingly, certain fair values may not represent actual values of the Company’s financial instruments that could have been realized as of March 31, 2021 or that will be recognized in the future, and do not include expenses that could be incurred in an actual settlement. The carrying amounts of the Company’s financial assets and liabilities, such as cash, accounts receivable, receivables from related parties, prepaid expenses and other, accounts payable, accrued liabilities, and related party and third-party notes payables approximate fair value due to their relatively short maturities. The Company’s notes payable to related parties approximates the fair value of such instrument based upon management’s best estimate of terms that would be available to the Company for similar financial arrangements at March 31, 2021 and December 31, 2020.

Financial assets and liabilities measured at fair value on a recurring basis are summarized below as of March 31, 2021:

	Level 1	Level 2	Level 3	Total
Liabilities
Derivative Financial Instruments	$-	$-	$-	$-

Financial assets and liabilities measured at fair value on a recurring basis are summarized below as of December 31, 2020:

	Level 1	Level 2	Level 3	Total
Liabilities
Derivative Financial Instruments	$-	$-	$302,249	$302,249

As of December 31, 2020, the Company’s stock price was $0.35, risk-free discount rate of 1.60% and volatility of 182%.

The following table provides a summary of the changes in fair value, including net transfers in and/or out, of the derivative financial instruments, measured at fair value on a recurring basis using significant unobservable inputs:

Amount
Balance December 31, 2020	$302,249
Change in fair market value of derivative liabilities	(149,798)
Settlement of derivative liability	(152,451)
Balance March 31, 2021	$-

NOTE 2 - GOING CONCERN

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.

Management evaluated all relevant conditions and events that are reasonably known or reasonably knowable, in the aggregate, as of the date the consolidated financial statements are issued and determined that substantial doubt exists about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent on the Company’s ability to generate revenues and raise capital. The Company has not generated sufficient revenues from product sales to provide sufficient cash flows to enable the Company to finance its operations internally. As of March 31, 2021, the Company had $46,174 cash on hand. At March 31, 2021 the Company has an accumulated deficit of $45,270,017. For the quarter ended March 31, 2021, the Company had a net loss of $2,276,946, and cash used in operations of $866,744. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year from the date of filing.

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

NOTE 3 - INVENTORY

Inventories consist of the following at:

	March 31, 2021	December 31, 2020
Finished goods	439,663	24,654
Total	$439,663	$24,654

NOTE 4 - ACCOUNTS RECEIVABLE, NET

Accounts receivable consist of the following at:

	March 31, 2021	December 31, 2020
Accounts receivable	268,601	292,156
Allowance for doubtful accounts	(182,191)	(182,191)
Total	$86,410	$109,966

NOTE 5 - PREPAID CONSULTING EXPENSES

Prepaid consulting expense was $1,708,213 and $1,462,975 as of the March 31, 2021 and December 31, 2020, respectively. During the three months ended March 31, 2021, the Company issued 4,135,000 shares of stock for consulting agreements with a term ranging from 7 months to 2 years. The Company considered the market price of the common stock issued and fair value of the services rendered and determined that the market prices of the shares on the date issued of $739,200 was the more readily determinable values. The Company recorded amortization of the prepaid stock compensation amounting to $493,962 and $306,987 for the three months ended March 31, 2021 and 2020, respectively.

NOTE 6 - RELATED PARTY

As of March 31, 2021, and December 31, 2020, the Company had two notes payable due to an officer and director of the Company in the amount of $69,350 and $69,350, respectively. The notes have interest rate that range from 0%-8% and are due on demand.

In January 2019, the Company executed a lease agreement with Templar Asset Group, LLC, a related party. The lease term is one year at a rate of $4,200 per month for a period of one year with an option to continue a month to month basis thereafter (See Note 9).

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

The new note is due in two payments, $250,000 January 2, 2022 and $250,000 on January 2, 2023. Interest will accrue from the date of this Note on the unpaid and outstanding Principal balance to be paid as follows: (a) Fifty-Four Thousand Nine Hundred Ninety-Three and 37/100 Dollars ($54,993.37) on January 4, 2021; plus (b) three hundred thousand (300,000) shares of common Stock, by January 3, 2022, plus (c) six hundred thousand (600,000) shares of common stock on January 3, 2023. The Company evaluated the modification under ASC 470-50 and determined that the modifications were considered substantial and qualified for extinguishment accounting under such guidance. As such the Company recorded a loss on extinguishment of debt of $1,725,879 associated with the excess reacquisition cost of the new debt over the carrying value of the original debt. On January 4, 2021, the Company entered into an agreement with the note holder to convert $200,000 of the principal balance of the note and to extend the payment date of the first interest payment of $54,993.87 to January 2, 2023. As consideration, the Company issued the noteholder 2,200,000 shares of common stock valued at $440,000. The Company evaluated the modification under ASC 470-50 and determined that the modifications were considered substantial and qualified for extinguishment accounting under such guidance. As such the Company recorded a loss on extinguishment of debt of $240,000 associated with the excess reacquisition cost of the new debt over the carrying value of the original debt.

Interest expense associated with the related party notes for the three months ended March 31, 2021 and 2020 was $10,114 and $10,274 respectively.

NOTE 7 - NOTES PAYABLE

Notes payable consist of the following at:

	March 31, 2021	December 31, 2020
Note payable, secured, 12% interest, due July 2020	$-	$-
Note payable, secured, 12% interest, due July 2020	-	-
Note payable, secured, 12% interest, due January 2020	-	-
Note payable, secured, 12% interest, due July 2020	-	-
Note payable, secured, 12% interest, due June 1, 2022	214,824	249,027
Note payable, secured, 12% interest, due June 1, 2021	300,000	300,000
Note payable, secured, 12% interest, due October 2019	-	-
Note payable, secured, 12% interest, due March 2020	-	-
Note payable, secured, 10% interest, due June 2021	192,458	231,813
Notes payable, secured, 12% interest, due August 2021	140,968	258,207
Notes payable, secured, 10% interest, due June 2021	125,000	-
Notes payable, secured, 10% interest, due July 2021	101,250	-
Total notes Payable	$1,074,500	$1,039,047

Less unamortized debt discounts	(172,413)	(308,999)
Total Notes Payable	902,087	730,048
Less current portion	(687,263)	(480,801)
Total Notes Payable - long term	$214,824	$249,247

On September 2, 2016, the Company issued a $100,000 12% promissory note. The note was due on September 1, 2017. As an incentive to enter into the agreement the noteholder was also granted 25,000 shares valued at $25,000 which was recognized as a debt discount. On May 16, 2019, the maturity date of the note was extended to July 1, 2020 (see below) for the issuance of 50,000 shares of common stock valued at $21,000, which was recognized as a debt discount over the extended maturity date, which was recognized as a debt discount over the extended maturity date. As of March 31, 2021, the full amounts of the debt discount have been amortized.

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

On January 1, 2020, the Company entered into an agreement to consolidate three notes payable above dated September 2, 2016 and February 2, 2018 into one $300,000, 12% note due June 1, 2021. As consideration the Company issued the note holder 175,000 shares of common stock valued at $61,250 which was recorded as financing expense. The Company evaluated the modification under ASC 470-50 and determined that the modifications were considered substantial and qualified for extinguishment accounting under such guidance. As such the Company recorded a loss on extinguishment of debt of $61,250 associated with the excess reacquisition cost of the new debt over the carrying value of the original debt.

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

On January 1, 2020, the Company entered into an agreement to consolidate the above two notes payable dated June 11, 2018 and January 30, 2019 into one $260,000, 12% note due June 1, 2022. As consideration the Company issued the note holder 175,000 shares of common stock valued at $61,250, which was recognized as a financing cost. The Company evaluated the modification under ASC 470-50 and determined that the modifications were considered substantial and qualified for extinguishment accounting under such guidance. As such, the Company recorded a loss on extinguishment of debt of $61,250 associated with the excess reacquisition cost of the new debt over the carrying value of the original debt. During the three months ended March 31, 2021, the Company paid $34,203 to the noteholder, and the balance of note was $214,824 as of March 31, 2021.

On June 2, 2020, the Company entered in to a $345,000 note payable, including an original issue discount of $34,500 promissory note. Interest under the promissory note is 12% per annum, and the principal and all accrued but unpaid interest is due twelve (12) months from funding with monthly payment of $37,150 beginning on September 1, 2020. On September 6, 2020, the note was amended to increase the payments on the note to $41,420 and extended the first payment to October 2, 2020. In addition, as part of the amendment the Company can further extend the due date of the first payment with notice to the noteholder and payment of an extension fee of $4,142. The holder has the right upon an event of default to convert the note and accrued interest into common shares at the closing bid price on the date preceding the notice of conversion. As an incentive to enter into the agreement, the noteholder was also granted 1,468,085 shares valued at $308,298, based on market value of the shares of $0.21 on the date of issuance which was recognized as a debt discount. During the three months ended March 31, 2021, $84,526 of the discount was amortized and the note was shown net of unamortized discount of $61,985. During the three months ended March 31, 2021, the Company paid $39,355 to the noteholder and the balance of note was $192,458 as of March 31, 2021.

On August 20, 2020, the Company entered in to a $278,000 note payable, including an original issue discount of $27,800 promissory note. Interest under the promissory note is 12% per annum, and the principal and all accrued but unpaid interest is due twelve (12) months from funding with monthly payment of $31,136 beginning on November 18, 2020. The holder has the right upon an event of default to convert the note and accrued interest into common shares at the closing bid price on the date preceding the notice of conversion. As an incentive to enter into the agreement, the noteholder was also granted 1,002,919 shares valued at $211,622, based on market value of the shares of $0.1828 on the date of issuance which was recognized as a debt discount. During the three months ended March 31, 2021, $52,060 of the discount was amortized and the note was shown net of unamortized discount of $110,428. During the three months ended March 31, 2021, the Company paid $117,239 to the noteholder, and the balance of note was $140,968 as of March 31, 2021.

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

Interest expense for the three months ended March 31, 2021 and 2020 was $265 and $0, respectively.

Convertible notes payable, net of debt discount consist of the following:

	March 31, 2021	December 31, 2020
Convertible note payable, secured, 12% interest, due August 31, 2019, in default	50,000	50,000
Convertible note payable, secured, 12% interest, due February 1, 2021	100,000	100,000
Convertible note payable, secured, 12% interest, due May 2, 2020	50,000	50,000
Convertible note payable, secured, 12% interest, due May 22, 2020, in default	5,000	5,000
Convertible note payable, secured, 12% interest, due Feb 15, 2021	75,000	75,000
Convertible notes payable, secured, 4% interest, due October 14, 2020	75,000	75,000
Convertible note payable, secured, 12% interest, due January 11, 2020	-	-
Convertible note payable, secured, 10% interest, due February 8, 2020	-	50,000
Convertible note payable ,12% interest, due May 2020	-	-
Convertible note payable ,12% interest, due May 2020, in default	162,750	168,750
Convertible note payable, secured, 10% interest, due February 8, 2020	-	50,000
Convertible note payable, secured, 12% interest	52,700	44,060
Convertible note payable, secured, 10% interest, due October 2021	29,000	23,000
Convertible note payable, secured, 10% interest, due April 2022	26,000	26,000
Convertible note payable, secured, 10% interest, due May 2021	350,000	350,000
Convertible note payable, secured, 10% interest, due October 18, 2021	26,083	26,083
Convertible notes payable, secured, 10% interest, due May through November 2022	560,000	435,000
Convertible note payable, secured, 10% interest, due January 6, 2022	275,000	-
Convertible note payable, secured, 12% interest, due February 8, 2022	100,000	-
Convertible notes payable, secured, 4% interest, due March 3, 2021	25,000	-
Total notes payable	1,961,533	1,527,893

Less unamortized discounts	(643,187)	(465,719)
Total convertible notes payable, net	$1,318,346	$1,062,174
Less current portion	(1,233,916)	(970,839)

Convertible notes payable, net - Long-term	$84,430	$91,335

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

On May 2, 2017, the Company issued $100,000 of principal amount of 12% secured convertible promissory notes and 20,000 warrants to purchase common stock. The note was due on May 2, 2020 and is secured by the Company’s accounts receivable and inventory and on August 1, 2020, for the issuance of 50,000 shares valued at $10,000 based on market value of the shares of $0.20 on the date of issuance, was further extended to February 1, 2021. The outstanding principal amounts and accrued but unpaid interest of the notes is convertible at any time at the option of the holder into common stock at a conversion price of $0.50 per share. The notes were issued with warrants to purchase up to 10,000 shares of the Company’s common stock at an exercise price of $1.00 per share. As of March 31, 2021, the note was shown net of unamortized discount of $0

On May 2, 2017, the Company issued $50,000 of principal amount of 10% secured convertible promissory notes and 10,000 warrants to purchase common stock. The note was due on May 2, 2020 and is secured by the Company’s accounts receivable and inventory. On April 22, 2020, the note was extended to May 2, 2021. The outstanding principal amounts and accrued but unpaid interest of the notes is convertible at any time at the option of the holder into common stock at a conversion price of $0.50 per share. The notes were issued with warrants to purchase up to 10,000 shares of the Company’s common stock at an exercise price of $1.00 per share. As of March 31, 2021, the note was shown net of unamortized discount of $0.

On May 22, 2017, the Company issued $5,000 of principal amount of 10% secured convertible promissory notes and 1,000 warrants to purchase common stock at an exercise price of $1. The note was due on May 22, 2020 and is currently in default secured by the Company’s accounts receivable and inventory. The outstanding principal amounts and accrued but unpaid interest of the notes is convertible at any time at the option of the holder into common stock at a conversion price of $0.50 per share. The notes were issued with warrants to purchase up to 1,000 shares of the Company’s common stock at an exercise price of $1.00 per share. As of March 31, 2021, the note was shown net of unamortized discount of $0.

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

On September 17, 2018, the Company issued a $50,000 10% promissory note. The note was due on September 18, 2020. As an incentive to enter into the agreement the noteholder was also granted 10,000 shares valued at $5,000, based on market value of the shares of $0.50 on the date of issuance. On February 9, 2019, the note was amended for the issuance of 50,000 shares of common stock valued at $30,000 based on market value of the shares of $0.60 on the date of issuance, which was recognized as a debt discount, the note holder agreed to a convert the note at a price of $0.50 per share. Additionally, the maturity date of the note was changed to February 8, 2020 and the note is currently in default. As of December 31, 2020, the shares have not been issued and were included in stock payable. As of March 31, 2021, the note was shown net of unamortized discount of $0.

On December 14, 2018, the Company issued a $50,000 4% convertible note. The note was originally due on February 14, 2019 and is convertible at a rate of $0.50 per shares. As an incentive to enter into the agreement, the noteholder was also granted 10,000 shares valued at $5,000, based on market value of the shares of $0.60 on the date of issuance, which was recognized as a debt discount. For the three months ended March 31, 2021 and 2020, the Company recorded amortization of the debt discount of $0 and $0, respectively. On February 14, 2019, the noteholder agreed to extend the note through October 14, 2020. As of March 31, 2021, the note was shown net of unamortized discount of $0.

On January 25, 2019, the Company issued a $100,000 8% convertible note. The note was due on March 1, 2019 and is convertible at a rate of $0.50 per shares. On April 29, 2020, the note was amended to be due on demand but not before January 25, 2021 and the conversion price was changed to $0.10 per share. As consideration, the Company granted 140,000 three year warrants exercisable at $0.125 per share and valued at $21,836. The Company evaluated the modification under ASC 470-50 and determined that the modifications were considered substantial and qualified for extinguishment accounting under such guidance. As such the Company recorded a loss on extinguishment of debt of $34,086 associated with the excess reacquisition cost of the new debt over the carrying value of the original debt. Additionally, the reduction of the conversion price resulted in a beneficial conversion feature totaling $12,250. The noteholder is due two shares of common stock for every dollar funded. As of March 31, 2021, the noteholder advanced a total of $100,460 and has made payments on the principal balance of $47,760. As of March 31, 2021, there was an outstanding balance on the note in the amount of $52,700. As of March 31, 2021, the note was shown net of unamortized discount of $0.

On February 8, 2019, the Company issued a $50,000 10% convertible note. The note was due on February 8, 2020 and is currently in default. As an incentive to enter into the agreement, the noteholder was also granted 60,000 shares valued at $30,000, which was recognized as a debt discount. As of March 31, 2021, the note was shown net of unamortized discount of $0.

On February 19, 2019, the Company issued a $25,000 4% convertible note. The note was due on August 19, 2019 and is convertible at a rate of $0.50 per share. On February 14, 2019, the noteholder agreed to extend the note through October 14, 2020. As an incentive to enter into the agreement, the noteholder was also granted 5,000 shares valued at $2,500, which was recognized as a debt discount. As of March 31, 2021, the shares have not been issued and were included in stock payable. As of March 31, 2021, the note was shown net of unamortized discount of $0.

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

On November 5, 2019, the Company entered into a $562,000 convertible note payable, including an original issue discount of $56,200 pursuant to which we borrowed $337,000, including a $37,000 original issue discount in the first tranche during the year ended December 31, 2019. Interest under the convertible promissory note is 12% per annum, and the principal and all accrued but unpaid interest was due 180 days from funding. The note is convertible at the lesser of (i) 70% multiplied by the lowest Trading Price during the previous twenty-five (25) trading day period ending on the latest complete Trading Day prior to the date of the note and 70% of the market price. As an incentive to enter into the agreement, the noteholder was also granted 854,000 shares valued at $307,440. The Company analyzed the conversion feature and determined it was required to be bifurcated and recognized as a derivative liability. The derivative at inception was valued at $392,061, based on the Black Scholes Merton pricing model. As the fair value of the derivative and the shares issued at inception were in excess of the face amount of the note, the Company recorded a debt discount in the amount of $337,000 to be amortized utilizing the effective interest method of accretion over the term of the note. On January 30, 2020, the Company borrowed an additional $225,000, including a $19,200 original issue discount. As an incentive, the noteholder was also granted an additional 476,493 shares valued at $147,713. The Company analyzed the conversion feature and determined it was required to be bifurcated and recognized as a derivative liability. The derivative at inception was valued at $212,798, based on the Black Scholes Merton pricing model. As the fair value of the derivative and the shares issued at inception were in excess of the face amount of the note, the Company recorded a debt discount in the amount of $225,000 to be amortized utilizing the effective interest method of accretion over the term of the note. Further, the excess of $161,011 was recognized as a financing cost on the Statement of Operations. For the three months ended March 31, 2021 and 2020, the Company recorded amortization of the debt discount of $0 and $235,681, respectively. As of March 31, 2021, $562,000 of the debt discount has been amortized and the note was shown net of unamortized discount of $0. On May 5, 2020, the Company paid the principal and accrued interest under the first tranche of $357,852 and on August 20, 2020, the Company paid the principal and accrued interest of the second tranche of $239,055. The fair value of the derivative liability associated with the first and second tranches on the date of settlement of $275,728 and $188,276, respectively were reclassified to additional paid in capital.

On November 19, 2019, the Company entered in to a $281,000 convertible note payable, including an original issue discount of $28,100 convertible promissory note pursuant to which $150,000 was borrowed, including a $18,500 discount during the year ended December 31, 2019. Interest under the convertible promissory note is 12% per annum, and the principal and all accrued but unpaid interest is due 180 days from funding. On May 20, 2020, the noteholder agreed to extend the due date of the first tranche of funding until July 19, 2020 and is currently past due. On the date of default the Company incurred a default penalty of 50% of the balance of the note amounting to $54,250. The note is convertible at the lesser of (i) 70% multiplied by the lowest Trading Price during the previous twenty-five (25) trading day period ending on the latest complete Trading Day prior to the date of the note and 70% of the market price with a floor of $0.01. As an incentive to enter into the agreement, the noteholder was also granted 427,000 shares valued at $175,070. The Company analyzed the conversion feature and determined it was required to be bifurcated and recognized as a derivative liability. The derivative at inception was valued at $192,226, based on the Black Scholes Merton pricing model. As the fair value of the derivative and the shares issued at inception were in excess of the face amount of the note, the Company recorded a debt discount in the amount of $168,500 to be amortized utilizing the effective interest method of accretion over the term of the note. Further, the excess of $104,041 was recognized as a financing cost on the Statement of Operations. For the three months ended March 31, 2021 and 2020, the Company recorded amortization of the debt discount of $0 and $84,715, respectively. As of March 31, 2021, $168,500 of the debt discount has been amortized and the note was shown net of unamortized discount of $0. As of March 31, 2021, the Company paid the $60,000 toward the principal balance under the first tranche of $60,000. As of March 31, 2021, the fair value of the derivative liability associated with the note of $152,451 was reclassified to additional paid in capital.

On January 8, 2020, the Company issued a $26,083 convertible note. The note is due on January 8, 2022 and is convertible at a rate of $0.10 per shares. As an incentive to enter into the agreement, the noteholder was also granted 52,166 shares and 208,664 2-year warrants exercisable at $0.125. The issuance of the note and warrants resulted in a discount from the beneficial conversion feature totaling $26,083, including $13,203 attributable to the conversion feature, $10,566 attributable to the warrants, and $2,313 was attributable to the shares. The excess fair value of the consideration given of $19,823 was recorded as financing expense. For the three months ended March 31, 2021 and 2020, the Company recorded amortization of the debt discount of $3,211 and $2,962, respectively. As of March 31, 2021, the note was shown net of unamortized discount of $10,298.

On May 5, 2020, the Company issued a $350,000 6% convertible note. The note is due on May 1, 2021 and is convertible at a rate of $0.125 per shares. As an incentive to enter into the agreement the noteholder was also granted 1,500,000 shares valued at $207,000, which was recognized as a debt discount. For the three months ended March 31, 2021 and 2020, the Company recorded amortization of the debt discount of $61,397 and $0, respectively. As of March 31, 2021, the note was shown net of unamortized discount of $21,148.

On April 30, 2020, the Company issued a $100,000 8% convertible note. The note is due on April 30, 2022 and is convertible at a rate of $0.125 per shares which resulted in a discount from the beneficial conversion feature totaling 20,250. The note holder is due two shares of common stock and eight three-year warrants exercisable at a rate of $0.125 for every dollar funded. As of March 31, 2021, the noteholder advanced a total of $26,000 and is due 40,500 shares valued at $5,670, based on market value of the shares of $0.14 on the date of funding and 162,000 warrants valued at $12,150 which was recorded as financing expense. For the three months ended March 31, 2021 and 2020, the Company recorded amortization of the debt discount of $2,549 and $0, respectively. As of March 31, 2021, the note was shown net of unamortized discount of $17,729.

As of March 31, 2021, we issued secured convertible promissory notes in the aggregate principal amount of $560,000 to several accredited investors through a private placement of which $125,000 in notes were issued during the three months ended March 31, 2021. The convertible notes bear interest at a rate of 10% per annum, mature two years from issuance. The notes and accrued interest are convertible at the option of the noteholder into our common stock at $0.125 per share. As an incentive to enter into the agreements the Company also issued 4,480,000 three year warrants exercisable at $0.125 per share valued at $477,540, which was recorded as a debt discount. During the three months ended March 31, 2021 and 2020, $69,080 and $0 of the discount, respectively, was amortized and the note was shown net of unamortized discount of $411,317.

As part of the private placement, the Company paid a consultant a $50,000 retainer and commissions equivalent to 10% of the gross proceeds received from the issuance of convertible notes which were recorded as financing cost.

On January 6, 2021, the Company entered into a $275,000, 12% convertible note payable including an original issue discount of $25,000. The note is convertible into shares of common stock equal to the closing bid price of common stock on the trading day immediately preceding the date of conversion. On February 7, 2021 and granted the noteholder an additional 982,861 shares of common stock valued $167,086 and 152,000 five year warrants exercisable at $0.125 valued at $30,400. During the three months ended March 31, 2021, $57,325 and $0 of the discount, respectively, was amortized and the note was shown net of unamortized discount of $175,161.

On March 3, 2021, the Company issued a $25,000 4% convertible note. The note is due on March 3, 2022 and is convertible at a rate of $0.10 per shares. For the three months ended March 31, 2021 and 2020, the Company recorded amortization of the debt discount of $2,466. As of March 31, 2021, the note was shown net of unamortized discount of $7,534.

Interest expense including financing cost and amortization of the associated debt discount on all of the above convertible notes for the three months ended March 31, 2021 and 2020 was $413,302 and $727,493, respectively.

NOTE 8 - DERIVATIVE LIABILITY

The Company accounts for the fair value of the conversion features of its convertible debt in accordance with ASC Topic No. 815-15 “Derivatives and Hedging; Embedded Derivatives” (“Topic No. 815-15”). Topic No. 815-15 requires the Company to bifurcate and separately account for the conversion features as an embedded derivative contained in the Company’s convertible debt. The Company is required to carry the embedded derivative on its balance sheet at fair value and account for any unrealized change in fair value as a component of results of operations. The Company values the embedded derivatives using the Black-Scholes pricing model. The Company has determined that all convertible debt while having variable conversion prices also include floor prices. Therefore the shares issuable are not indeterminate and the conversion feature is not required to be bifurcated under ASC 815.

NOTE 9 - COMMITMENTS AND CONTINGENCIES

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

Undiscounted Cash Flows

As of March 31, 2021, the right of use asset and lease liability were shown on the consolidated balance sheet at $29,929 and $33,072, respectively. The table below reconciles the fixed component of the undiscounted cash flows and the total remaining years to the operating lease liability recorded on the consolidated balance sheet as of March 31, 2021:

Amounts due as of March 31, 2021	Operating Leases
2021	15,574
2022	21,370
Total minimum lease payments	$36,944
Less: effect of discounting	(3,872)
Present value of future minimum lease payments	$33,072
Less: current obligations under leases	(27,730)
Long-term lease obligations	$5,342

NOTE 10 - STOCK WARRANTS

On January 18, 2021, the Company granted 152,000 3 years warrants exercisable at $0.125 per share with the issuance of a convertible note payable, valued at $30,400. The warrants were valued using the Black-Scholes option pricing model. Assumptions used in the valuation include the following: a) market value of stock on measurement date of $0.20; b) risk-free rate of .46%; c) volatility factor of 419%; d) dividend yield of 0%

On January 22, 2021, the Company granted 600,000 3 years warrants exercisable at $0.125 per share with the issuance of a convertible note payable, valued at $36,482. The warrants were valued using the Black-Scholes option pricing model. Assumptions used in the valuation include the following: a) market value of stock on measurement date of $0.27; b) risk-free rate of .13%; c) volatility factor of 220%; d) dividend yield of 0%

On February 2, 2021, the Company granted 400,000 3 years warrants exercisable at $0.125 per share with the issuance of a convertible note payable, valued at $18,152. The warrants were valued using the Black-Scholes option pricing model. Assumptions used in the valuation include the following: a) market value of stock on measurement date of $0.28; b) risk-free rate of .11%; c) volatility factor of 220%; d) dividend yield of 0%

On February 8, 2021, the Company issued 150,000 shares of common stock and 150,000 warrants for cash proceeds of $15,000.

On February 11, 2021, the Company granted 1,000,000 3 years warrants exercisable at $0.125 per share in connection with a consulting agreement, valued at $213,817. The warrants were valued using the Black-Scholes option pricing model. Assumptions used in the valuation include the following: a) market value of stock on measurement date of $0.21; b) risk-free rate of .19%; c) volatility factor of 376%; d) dividend yield of 0%

On February 17, 2021, the Company sold 1,600,000 shares of common stock and 1,600,000 warrants for cash proceeds of $160,000.

The following is a summary of stock warrants activity during the period ended March 31, 2021.

	Number of Shares	Weighted Average Exercise Price
Balance, December 31, 2020	14,791,882	$1.00
Warrants granted and assumed	3,902,000	$0.125
Warrants expired	-	-
Warrants canceled	-	-
Warrants exercised	-	-
Balance outstanding and exercisable, March 31, 2021	18,693,882	$0.24

The following is a summary of stock warrants activity during the period ended March 31, 2020.

	Number of Shares	Weighted Average Exercise Price
Balance, December 31, 2019	2,478,124	$1.00
Warrants granted and assumed	4,147,758	$0.47
Warrants expired	-	-
Warrants canceled	(1,666,666)	$1.00
Warrants exercised	-	-
Balance outstanding and exercisable, March 31, 2020	4,959,882	$0.56

NOTE 11 - STOCKHOLDERS’ EQUITY

The Company is authorized to issue 10,000,000 shares of it $0.001 par value preferred stock and 100,000,000 shares of its $0.001 par value common stock. On October 26, 2020, the Board of Directors (the Board), authorized the Company to amend the Articles of Incorporation of the Corporation to increase the authorized capital stock of the Corporation to 1,010,000,000 shares, of which 1,000,000,000 shall be authorized as common shares and 10,000,000 shall be authorized as preferred shares. Additionally, the Board authorized the execution of a reverse split of the issued and outstanding shares of the Corporation’s common stock at a ratio of up to one post-split share per twenty-five pre-split shares (1:25) at a time and exact ratio amount the Board of Directors deems appropriate .

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

On February 6, 2021, the Company issued 982,861 shares of common stock valued $167,086 in connection with a notes payable dated January 6, 2021.

On February 4, 2021, the Company issued 2,175,000 shares for services valued at $588,250.

On February 8, 2021, the Company issued 150,000 shares of common stock and 150,000 warrants for cash proceeds of $15,000.

On February 8, 2021, the Company issued 60,000 shares for services valued at $12,800.

On February 8, 2021, the Company entered into an agreement to consolidate two $50,000 notes payable dated September 17, 2018 and February 8, 2019 into one $100,000, 10% note due February 8, 2022 convertible at $0.10 per share. As consideration the Company is to issue the note holder 100,000 shares of common stock. As of the shares have not been issued.

On February 17, 2021, the Company issued 116,320 shares in connection with shares due from a certain note payable dated January 25, 2019 and included in stock payable as of December 31, 2020.

On February 17, 2021, the Company issued 35,000 shares for services valued at $11,200.

On February 17, 2021, the Company sold 1,600,000 shares of common stock and 1,600,000 warrants for cash proceeds of $160,000.

On February 24, 2021, the Company issued 500,000 shares to extend a certain note payable dated January 25, 2019.

On February 24, 2021, the Company issued 3,900,000 shares for services valued at $649,000.

On March 17, 2021, the Company sold 2,000,000 shares of common stock for cash proceeds of $200,000 as of the March 31, 2021 the shares have not been issued and were included in stock payable.

NOTE 12 - SUBSEQUENT EVENTS

On April 26, 2021, the Company issued a $95,000 12% convertible note. The note is due on April 3, 2022.

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

On April 30, 2021, the Company issued a $150,000 12% convertible note. The note is due on April 30, 2022. As of the date of filing the Company has received advances of $102,000 under the note.

On June 1, 2021, the noteholder of a certain note dated January 1, 2020, agreed to extend the maturity date of the note to June 1, 2022. In addition, the note was amended to allow for the note holder to covert the note at $0.10 per share. As consideration the Company granted the noteholder 1,000,000 three year warrants exercisable at $0.125.

On June 15, 2021, the Company issued 2,200,000 shares of common stock valued at $440,000 that were due as March 31, 2021 and related to a the settlement of a certain related party note dated February 5, 2020.

On June 15, 2021, the Company issued 2,000,000 shares of common stock for cash proceeds of $200,000 that was received on March 17, 2021.

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

AVAILABLE INFORMATION

The Company’s stock symbol is TKLS, and is presently traded on the OTCQB maintained by OTC Markets Group, Inc.  We file annual, quarterly and other reports and other information with the SEC. You can read these SEC filings and reports over the Internet at the SEC’s website at www.sec.gov or on our website at www.trutanklessinc.com. You can also obtain copies of the documents at prescribed rates by writing to the Public Reference Section of the SEC at 100 F Street, NE, Washington, DC 20549 on official business days between the hours of 10:00 am and 3:00 pm. Please call the SEC at (800) SEC-0330 for further information on the operations of the public reference facilities. We will provide a copy of our annual report to security holders, including audited financial statements, at no charge upon receipt of a written request to us at Trutankless, Inc., 15720 N. Greenway Hayden Loop, Suite 2, Scottsdale, Arizona 85260.

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

Our trutankless® water heaters were officially launched in the first quarter of 2014 and is sold throughout the wholesale plumbing distribution channel. We began generating revenue in the first quarter of 2014. As of the fiscal year ended December 31, 2014, we generated $238,912 in revenue. As of the fiscal year ended December 31, 2015, we generated $265,504 in revenue. As of the fiscal year ended December 31, 2016, we generated $429,582 in revenue. As of the fiscal year ended December 31, 2017, we generated $695,857 in revenue. As of the fiscal year ended December 31, 2018, we generated $1,537,958 in revenue. As of the fiscal year ended December 31, 2019, we generated $1,908,708. As of December 31, 2020, we generated $1,661,278. As of three months ended, March 31, 2021, we generated $172,838.

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

Manufacturing and Logistics

Our principal supplier is Sinbon Electronics, a contract manufacturer and engineering company based in Taiwan with manufacturing facilities in China, Taiwan, in the U.S., and other global locations. Sinbon handles procurement and supply chain management. We have a Manufacturing Services Agreement establishing our pricing and payment terms, warranty, shipping, and delivery terms. We are also negotiating our engineering agreement with Sinbon, which is ongoing and currently being re-negotiated. We are negotiating agreements to secure additional vendors and manufacturing resources.

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

RESULTS OF OPERATIONS

Results of Operations for the three months ended March 31, 2021 compared with the three months ended March 31, 2020.

Revenues

In the three months ended March 31, 2021, we generated $172,838 in revenues, as compared to $539,561 in revenues in the prior year. The decrease in sales was attributable to less sales of our trutankless® residential and light commercial products. Cost of goods sold was $135,092 in the three months ended March 31, 2021, as compared to $246,532 in the three months ended March 31, 2020. This decrease in cost of goods sold was primarily attributable to a decrease in cost of inventory.

To the knowledge of management, the Company is unaware of any trends or uncertainties in the sales or costs of our products and services for the periods discussed.

Expenses

Operating expenses totaled $1,762,473 during the three months ended March 31, 2021 as compared to $773,760 in the prior year. In the three-month period ended March 31, 2021, our expenses primarily consisted of General and Administrative of $356,609, Research and development of 140,490 and Professional fees of $1,265,374.

General and administrative fees decreased $22,123, or approximately 6% to $356,609 for the three months ended March 31, 2021 from $378,732 for the three months ended March 31, 2020. This decrease was primarily due to a decrease in wages and marketing.

Research and development increased $76,412, or approximately 119% to $140,490 for the three months ended March 31, 2021 from $64,078 for the three months ended March 31, 2020. This increase is attributed primarily to the increased consulting fees associated with the Company’s research and development efforts.

Professional fees increased $934,424, or approximately 282% to $1,265,374 for the three months ended March 31, 2021 from $330,950 for the three months ended March 31, 2020. Professional fees increased due to an increase in consulting fees associated with business development.

Other Expenses

Other expenses decreased $2,469,199 to $552,219 in the three months ended March 31, 2021 from $3,021,418 in the three months ended March 31, 2020. The decrease was the result of a losses incurred from the extinguishment of debt during the prior year.

Net Loss

In the three months ended March 31, 2021, we generated a net loss of $2,276,946, a decrease of $1,225,203 from $3,502,149 for the three months ended March 31, 2020. This decrease was attributable to a decrease in stock based consulting payments.

Going Concern

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles that contemplate the continuance of the Company as a going concern.

Management evaluated all relevant conditions and events that are reasonably known or reasonably knowable, in the aggregate, as of the date the consolidated financial statements are issued and determined that substantial doubt exists about the Company’s ability to continue as a going concern within one year from the date of this filing. The Company’s ability to continue as a going concern is dependent on the Company’s ability to generate revenues and raise capital. The Company has not generated sufficient revenues from product sales to provide sufficient cash flows to enable the Company to finance its operations internally. As of March 31, 2021, the Company had $46,174 cash on hand. At March 31, 2021, the Company has an accumulated deficit of $45,270,017. For the three months ended March 31, 2021, the Company had a net loss of $2,276,946, and cash used in operations of $866,744. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Liquidity and Capital Resources

At March 31, 2021, we had an accumulated deficit of $45,300,067. Primarily because of our history of operating losses and our recording of note payables, we have a working capital deficiency of $2,554,276 at March 31, 2021. Losses have been funded primarily through issuance of common stock and borrowings from our stockholders and third-party debt. As of March 31, 2021, we had $46,174 in cash, $86,410 in accounts receivable, $439,663 in inventory, and $595,877 in prepaid expenses. We used net cash in operating activities of $866,744 for the three months ended March 31, 2021.

Cash Flows from Operating, Investing and Financing Activities

The following table provides detailed information about our net cash flow for all financial statement periods presented in this Quarterly Report. To date, we have financed our operations through the issuance of stock and borrowings.

The following table sets forth a summary of our cash flows for the nine months ended March 31, 2021 and 2020:

	Three months ended March 31,
	2021	2020
Net cash used in operating activities	$(866,744)	$(346,070)
Net cash used in investing activities	22,753	-
Net cash provided by financing activities	784,043	388,233
Net increase/(decrease) in Cash	(105,454)	42,163
Cash, beginning	151,628	4,342
Cash, ending	$46,174	$46,505

Operating activities - Net cash used in operating activities was $866,744 for the three months ended March 31, 2021, as compared to $346,070 used in operating activities for the same period in 2020. The increase in net cash used in operating activities was primarily due to an increase in consulting contract cost.

Investing activities - Net cash used in investing activities for the three months ended March 31, 2021 was $22,753 as compared to $0 for the same period of 2020. The increase in net cash used in investing activities was attributable to purchase of tooling associated with manufacturing our inventory.

Financing activities - Net cash provided by financing activities for the three months ended March 31, 2021 was $784,043 as compared to $388,233 for the same period of 2020. The increase of net cash provided by financing activities was mainly attributable to more equity financing.

Ongoing Funding Requirements

As of March 31, 2021, we continue to use traditional and/or debt financing to provide the capital we need to run the business. It is possible that we may need additional funding to enable us to fund our operating expenses and capital expenditures requirements.

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

There have been no material changes to our critical accounting policies as compared to the critical accounting policies and significant judgements and estimates disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on June 24, 2021.

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

Item 1A. Risk Factors

The risk factors listed in our 2020 Form 10-K, filed with the Securities Exchange Commission on June 24, 2020, are hereby incorporated by reference.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On February 6, 2021, the Company issued 982,861 shares of common stock valued $167,086 in connection with a notes payable dated January 6, 2021.

On February 4, 2021, the Company issued 2,175,000 shares for services valued at $588,250.

On February 8, 2021, the Company issued 150,000 shares of common stock and 150,000 warrants for cash proceeds of $15,000.

On February 8, 2021, the Company issued 60,000 shares for services valued at $12,800.

On February 8, 2021, the Company entered into an agreement to consolidate two $50,000 notes payable dated September 17, 2018 and February 8, 2019 into one $100,000, 10% note due February 8, 2022 convertible at $0.10 per share. As consideration the Company is to issue the note holder 100,000 shares of common stock. As of the date of this filing the shares have not been issued.

On February 17, 2021, the Company issued 116,320 shares in connection with shares due from a certain note payable dated January 25, 2019 and included in stock payable as of December 31, 2020.

On February 17, 2021, the Company issued 35,000 shares for services valued at $11,200.

On February 17, 2021, the Company sold 1,600,000 shares of common stock and 1,600,000 warrants for cash proceeds of $160,000.

On February 24, 2021, the Company issued 500,000 shares to extend a certain note payable dated January 25, 2019.

On February 24, 2021, the Company issued 3,900,000 shares for services valued at $649,000.

On March 17, 2021, the Company sold 2,000,000 shares of common stock for cash proceeds of $200,000. As of the date of filing the shares have not been issued and were included in stock payable.

Subsequent Issuances

On April 20, 2021, the noteholder of a certain note dated May 2, 2017, agreed to extend the maturity date of the note to May 2, 2022 for 100,000 shares of common stock. As of the date of this filing the shares have not been issued.

On April 30, 2021, the noteholder of a certain note dated May 2, 2017, agreed to extend the maturity date of the note to May 1, 2022 for 100,000 shares of common stock. As of the date of this filing the shares have not been issued.

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

Issuer Purchases of Equity Securities

The Company did not repurchase any of its equity securities during the period ended March 31, 2021.

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

Date: July 26, 2021