Form 10-Q
period 2021-09-30
Trutankless, Inc.
filed 2021-11-15
CIK 1429393

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

The number of shares of Common Stock, $0.001 par value, outstanding on November 10, 2021, was 13,051,380 shares.

TRUTANKLESS, INC.

QUARTERLY PERIOD ENDED SEPTEMBER 30, 2021

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

TRUTANKLESS, INC

CONSOLIDATED BALANCE SHEETS

	September 30, 2021	December 31, 2020
ASSETS
Current assets
Cash	$168,325	$151,628
Accounts receivable	1,950	109,966
Inventory	66,826	24,654
Prepaid consulting expenses	353,264	585,460
Total current assets	590,365	871,708

Other Assets
Prepaid consulting expenses - long term	1,509,749	877,515
Right to use asset	21,807	33,990
Other assets	30,565	13,722
Total other assets	1,562,121	925,227
Total assets	$2,152,486	$1,796,935

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued liabilities	1,431,290	1,144,989
Lease liability	24,462	16,424
Accrued interest payable - related party	241,523	206,933
Derivative liability	-	302,249
Payroll protection program loan payable	6,158	107,485
Royalty liability	90,000	-
Royalty liability - related party	250,000	-
Notes payable - related party	216,850	69,350
Notes payable, net of debt discount	1,112,853	480,801
Convertible notes payable, net of debt discount	1,430,874	970,839
Total current liabilities	4,804,010	3,299,070

Lease liability - long-term	-	20,765
Notes payable - long term, net of debt discount	-	249,247
Convertible notes payable - long term, net of debt discount	15,411	91,335
Notes payable - related party	300,000	500,000
Total long-term liabilities	315,411	861,347
Total liabilities	5,119,421	4,160,417

Stockholders’ deficit
Preferred stock, $0.001 par value, 9,990,000 shares authorized, 0 and 76,000 shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	-	-
Series B Preferred stock, $0.001 par value, 10,000 shares authorized, 10,000 shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	10	10
Common stock, $0.001 par value, 100,000,000 shares authorized, 13,051,380 and 9,225,621 shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	13,052	9,226
Additional paid in capital	45,388,479	39,961,979
Subscriptions payable	733,446	658,374
Accumulated deficit	(49,101,922)	(42,993,071)
Total stockholders’ deficit	(2,966,935)	(2,363,482)
Total liabilities and stockholders’ deficit	$2,152,486	$1,796,935

See accompanying notes to the consolidated financial statements

TRUTANKLESS, INC

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the three months ended September 30,		For the nine months ended September 30,
	2021	2020	2021	2020

Revenue	$16,557	$361,008	$199,371	$1,439,271

Cost of goods sold	(5,663)	(309,269)	(145,635)	(1,099,277)

Gross profit	10,894	51,739	53,736	339,994

Operating expenses
General and administrative	688,199	288,770	1,309,112	1,071,675
Research and development	37,273	29,734	214,037	93,812
Professional fees	1,423,185	645,812	3,140,925	4,394,334
Total operating expenses	2,148,657	964,316	4,664,074	5,559,821

Loss from operations	(2,137,763)	(912,577)	(4,610,338)	(5,219,827)

Other income (expenses)
Interest expense	(387,068)	(385,028)	(1,489,638)	(1,114,491)
Gain/Loss on change of derivative liability	-	82,645	149,798	21,063
Loss on extinguishment of notes	-	(9,850)	(260,000)	(2,018,215)
Gain on debt forgiveness	101,327	-	101,327	-
Total income (expenses)	(285,741)	(312,233)	(1,498,513)	(3,111,643)

Net loss before tax provision	(2,423,504)	(1,224,810)	(6,108,851)	(8,331,470)
Tax provision	-	-	-	-
Net loss	$(2,423,504)	$(1,224,810)	$(6,108,851)	$(8,331,470)

Net loss per common share - basic and diluted	$(0.20)	$(0.18)	$(0.56)	$(1.25)

Weighted average number of common shares outstanding - basic and diluted	12,515,897	6,970,361	$10,979,879	$6,667,460

See accompanying notes to the consolidated financial statements

TRUTANKLESS, INC

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

For the Nine Months ended September 30, 2021

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Subscriptions Payable	Accumulated Deficit	Total Stockholders’ Deficit

Balance, December 31, 2020	10,000	10	9,225,621	9,226	39,961,979	658,374	(42,993,071)	(2,363,482)
Stock issued for cash	-	-	218,750	219	174,781	205,000	-	380,000
Stock issued for services	-	-	771,250	771	1,474,296	-	-	1,475,067
Shares for beneficial conversion feature	-	-	199,898	200	382,840	(74,780)	-	308,260
Shares for extinguishment of debt	-	-	-	-	-	460,000	-	460,000
Derivative liability written off to APIC	-	-	-	-	152,451	-	-	152,451
Net loss	-	-	-	-	-	-	(2,276,946)	(2,276,946)
Balance, March 31, 2021	10,000	10	10,415,518	10,416	42,146,347	1,248,594	(45,270,017)	(1,864,650)
Stock issued for cash	-	-	536,574	537	428,722	(35,000)	-	394,259
Stock issued for services	-	-	-	-	-	177,500	-	177,500
Shares for extinguishment of debt	-	-	275,000	275	439,725	(440,000)	-	-
Shares for beneficial conversion feature	-	-	5,200	5	159,756	214,050	-	373,811
Net loss	-	-	-	-	-	-	(1,408,401)	(1,408,401)
Balance, June 30, 2021	10,000	10	11,232,292	11,232	43,174,550	1,165,144	(46,678,418)	(2,327,481)
Stock issued for cash	-	-	537,500	538	349,462	(225,000)	-	125,000
Stock issued for services	-	-	1,113,125	1,114	1,680,938	(27,500)	-	1,654,552
Shares for beneficial conversion feature	-	-	168,463	168	183,529	(179,198)	-	4,498
Net loss	-	-	-	-	-	-	(2,423,504)	(2,423,504)
Balance, September 30, 2021	10,000	10	13,051,380	13,052	45,388,479	733,446	(49,101,922)	(2,966,935)

See accompanying notes to the consolidated financial statements

TRUTANKLESS, INC

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

For the Nine Months ended September 30, 2020

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Subscriptions Payable	Accumulated Deficit	Total Stockholders’ Deficit

Balance, December 31, 2019	76,000	76	5,678,413	5,678	28,967,833	424,705	(32,425,982)	(3,027,690)
Stock issued for cash	-	-	25,000	25	49,975	125,000	-	175,000
Stock issued for services	-	-	501,875	502	1,235,888	63,610	-	1,300,000
Rescission and retirement of shares for services	-	-	(62,500)	(63)	(124,938)	-	-	(125,000)
Shares and warrants issued for debt extensions	-	-	72,332	72	164,276	-	-	164,348
Conversion of preferred stock to common	(76,000)	(76)	25,625	26	15	35	-	-
Shares and warrants issued to extinguish debt	-	-	545,250	545	2,243,554	-	-	2,244,099
Net loss	-	-	-	-	-	-	(3,502,149)	(3,502,149)
Balance, March 31, 2020	-	-	6,785,995	6,786	32,536,603	613,350	(35,928,131)	(2,771,392)
Stock issued for cash	-	-	225,000	225	274,775	(118,000)	-	157,000
Stock issued for services	10,000	10	3,125	3	3,079,092	106,396	-	3,185,501
Rescission and retirement of shares for services	-	-	(84,250)	(84)	(175,156)	-	-	(175,240)
Share and warrants issued for debt extensions	-	-	-	-	34,086	8,995	-	43,081
Share and warrants issued for debt	-	-	371,011	371	807,178	5,670	-	813,219
Reclass of derivative upon payoff of debt	-	-	-	-	338,176	-	-	338,176
Net loss	-	-	-	-	-	-	(3,604,511)	(3,604,511)
Balance, June 30, 2020	-	-	7,300,881	7,301	36,894,754	616,411	(39,532,642)	(2,014,166)
Stock issued for cash	-	-	374,375	374	299,126	(57,000)	-	242,500
Stock issued for services	-	-	645,625	646	1,059,683	155,524	-	1,215,853
Shares and warrants issued for debt extensions			6,250	6	9,844	-	-	9,850
Share and warrants issued for debt	-	-	125,365	125	183,205	-	-	183,330
Derivative liability written off to APIC	-	-	-	-	188,276	-	-	188,276
Net loss	-	-	-	-	-	-	(1,224,810)	(1,224,810)
Balance, September 30, 2020	10,000	10	8,452,496	8,452	38,634,888	714,935	(40,757,452)	(1,399,167)

See accompanying notes to the consolidated financial statements

TRUTANKLESS, INC

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the nine months ended September 30,
	2021	2020
Cash Flows from Operating Activities
Net loss	$(6,108,851)	$(8,331,470)
Adjustments to reconcile net loss to net cash provided by operating activities:
Shares issued for services	3,312,117	5,401,114
Gain/Loss on change in derivative liability	(149,798)	(21,063)
Loss on extinguishment of notes payable	260,000	2,018,215
Gain on forgiveness of PPP loan payable	(101,327)	-
Depreciation and amortization	8,455	204
Non cash operating lease expense	(544)	12,183
Amortization of debt discount	1,117,826	1,028,652
Changes in assets and liabilities
Accounts receivable	108,016	(168,881)
Inventory	(42,172)	69,360
Prepaid expenses	(400,038)	(1,416,871)
Accounts payable	286,301	(154,319)
Lease liability	-	(10,876)
Interest payable - related party	34,590	182,950
Royalty liability	90,000	-
Royalty liability - related party	250,000	-
Net cash used in operating activities	(1,335,425)	(1,390,802)

Cash Flows from Investing Activities:
Purchase of fixed assets	(25,298)	-
Net cash used in investing activities	(25,298)	-

Cash Flows from Financing Activities:
Proceeds from convertible notes payable	439,590	837,583
Repayments of convertible notes payable	(829,142)	(638,600)
Proceeds from payroll protection program loan payable	-	107,485
Proceeds from notes payable	835,358	572,700
Repayments from notes payable	(115,145)	(40,723)
Proceeds from notes payable - related party	147,500	1,000
Repayments from notes payable - related party	-	(800)
Proceeds from sale of common stock, net of offering costs	899,259	574,500
Net cash provided by financing activities	1,377,420	1,413,145

Net increase in cash	16,697	22,343
Cash, beginning of period	151,628	4,342
Cash, end of period	$168,325	$26,685

Supplemental disclosure of cash flow information
Cash paid for interest	$93,491	$106,781
Cash paid for taxes	$-	$-

SUPPLEMENTARY DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Notes and accrued interest settled with stock	$200,000	$-
Derivative liability written off to additional paid in capital	$152,451	$338,176
Reclassification of notes payable to convertible notes payable	$-	$1,060,000
Notes and accrued interest settled with stock	$-	$400,000
Recognition of debt discount	$484,993	$-
Effect of stock split	$64,580	$-

See accompanying notes to the consolidated financial statements

TRUTANKLESS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2021

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

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (GAAP) and applicable rules and regulations of the Securities and Exchange Commission (SEC) regarding interim financial reporting. Certain information and note disclosures normally included in the consolidated financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. As such, the information included in the consolidated financial statements for the three months ended September 30, 2021 should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s Form 10-K for the Company’s fiscal year ended December 31, 2020, as filed with the SEC.

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

The consolidated financial statements include the accounts of Trutankless, Inc. and its wholly owned subsidiaries. On May 16, 2010, the Company acquired 100% of the outstanding stock of Bollente, Inc. On August 20th, 2020 the Company formed a wholly-owned subsidiary, Notation Labs, Inc. All significant inter-company transactions and balances have been eliminated.

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

The reported fair values for financial instruments that use Level 2 and Level 3 inputs to determine fair value are based on a variety of factors and assumptions. Accordingly, certain fair values may not represent actual values of the Company’s financial instruments that could have been realized as of September 30, 2021 or that will be recognized in the future, and do not include expenses that could be incurred in an actual settlement. The carrying amounts of the Company’s financial assets and liabilities, such as cash, accounts receivable, receivables from related parties, prepaid expenses and other, accounts payable, accrued liabilities, and related party and third-party notes payables approximate fair value due to their relatively short maturities. The Company’s notes payable to related parties approximates the fair value of such instrument based upon management’s best estimate of terms that would be available to the Company for similar financial arrangements at September 30, 2021 and December 31, 2020.

Financial assets and liabilities measured at fair value on a recurring basis are summarized below as of September 30, 2021:

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

The following table provides a summary of the changes in fair value, including net transfers in and/or out, of the derivative financial instruments, measured at fair value on a recurring basis using significant unobservable inputs:

Amount
Balance December 31, 2020	$302,249
Change in fair market value of derivative liabilities	(149,798)
Settlement of derivative liability	(152,451)
Balance September 30, 2021	$-

NOTE 2 - GOING CONCERN

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.

Management evaluated all relevant conditions and events that are reasonably known or reasonably knowable, in the aggregate, as of the date the consolidated financial statements are issued and determined that substantial doubt exists about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent on the Company’s ability to generate revenues and raise capital. The Company has not generated sufficient revenues from product sales to provide sufficient cash flows to enable the Company to finance its operations internally. As of September 30, 2021, the Company had $168,325 cash on hand. At September 30, 2021 the Company has an accumulated deficit of $49,101,922. For the nine months ended September 30, 2021, the Company had a net loss of $6,108,851, and cash used in operations of $1,335,425. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year from the date of filing.

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

NOTE 3 - INVENTORY

Inventories consist of the following at:

	September 30, 2021	December 31, 2020
Finished goods	66,826	24,654
Total	$66,826	$24,654

NOTE 4 - ACCOUNTS RECEIVABLE, NET

Accounts receivable consist of the following at:

	September 30, 2021	December 31, 2020
Accounts receivable	181,331	292,156
Allowance for doubtful accounts	(179,381)	(182,191)
Total	$1,950	$109,966

NOTE 5 - PREPAID CONSULTING EXPENSES

Prepaid consulting expense was $1,863,013 and $1,462,975 as of the September 30, 2021 and December 31, 2020, respectively. During the nine months ended September 30, 2021, the Company issued 1,404,406 shares of stock (Post split) for consulting agreements with a term ranging from 7 months to 2 years. The Company considered the market price of the common stock issued and fair value of the services rendered and determined that the market prices of the shares on the date issued of $1,943,250 was the more readily determinable values. The Company recorded amortization of the prepaid stock compensation amounting to $1,543,212 and $902,020 for the nine months ended September 30, 2021 and 2020, respectively.

NOTE 6 - RELATED PARTY

Notes payable - related party consist of the following at:

	September 30, 2021	December 31, 2020
Note payable, secured, 5% interest, due May 2022	$4,350	$4,350
Note payable, secured, 11% interest, due January 2023	300,000	500,000
Note payable, secured, 12% interest, due April 2022	110,500	65,000
Note payable, secured, 10% interest, due April 2022	102,000	-
Total Notes Payable - related party	$516,850	$569,350
Less unamortized debt discounts	-	-
Total Notes Payable	516,850	569,350
Less current portion	(216,850)	(69,350)
Total Notes Payable - long term	$300,000	$500,000

As of September 30, 2021, and December 31, 2020, the Company had two notes payable due to an officer and director of the Company in the amount of $114,850 and $69,350, respectively. The notes have interest rate that range from 5%-12% and are due on demand.

On April 30, 2021, the Company entered into a $150,000, 12% grid note payable with a Company controlled by the CEO that is due upon demand but no later than April 30, 2022. As of the nine month ended September 30, 2021, the Company has received advances under the note of $102,000.

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

The new note is due in two payments, $250,000 January 2, 2022 and $250,000 on January 2, 2023. Interest will accrue from the date of this Note on the unpaid and outstanding Principal balance to be paid as follows: (a) Fifty-Four Thousand Nine Hundred Ninety-Three and 37/100 Dollars ($54,993.37) on January 4, 2021; plus (b) three hundred thousand (300,000) shares of common Stock, by January 3, 2022, plus (c) six hundred thousand (600,000) shares of common stock on January 3, 2023. The Company evaluated the modification under ASC 470-50 and determined that the modifications were considered substantial and qualified for extinguishment accounting under such guidance. As such the Company recorded a loss on extinguishment of debt of $1,725,879 associated with the excess reacquisition cost of the new debt over the carrying value of the original debt. On January 4, 2021, the Company entered into an agreement with the note holder to convert $200,000 of the principal balance of the note and to extend the payment date of the first interest payment of $54,994 to January 2, 2023. As consideration, the Company issued the noteholder 2,200,000 shares of common stock valued at $440,000. The Company evaluated the modification under ASC 470-50 and determined that the modifications were considered substantial and qualified for extinguishment accounting under such guidance. As such the Company recorded a loss on extinguishment of debt of $240,000 associated with the excess reacquisition cost of the new debt over the carrying value of the original debt. As of the September 30, 2021, the note had a balance of $300,000.

Interest expense associated with the related party notes for the nine months ended September 30, 2021 and 2020 was $32,055 and $41,882 respectively.

Royalty Agreement - Related Party

During the nine months ended September 30, 2021, the Company issued a Royalty agreement which it offered 25% of the prospective gross margin of the Company’s smart devices currently in development or $20 per product sold when developed for $2,000,000. As of the September 30, 2021, the Company has raised a total of $250,000 under this agreement from a current shareholder.

NOTE 7 - ROYALTY AGREEMENT

During the nine months ended September 30, 2021, the Company issued a Royalty agreement which it offered 25% of the prospective gross margin of the Company’s smart devices currently in development or $20 per product sold when developed for $2,000,000. As of the September 30, 2021, the Company has raised a total of $90,000 under this agreement.

NOTE 8 - NOTES PAYABLE

Notes payable consist of the following at:

	September 30, 2021	December 31, 2020
Note payable, secured, 12% interest, due June 1, 2022	$133,882	$249,027
Note payable, secured, 12% interest, due June 1, 2022	300,000	300,000
Note payable, secured, 10% interest, due June 2021	-	231,813
Notes payable, secured, 12% interest, due August 2021	-	258,207
Notes payable, secured, 10% interest, due June 2021	125,000	-
Notes payable, secured, 24% interest, due November 2022	103,000	-
Notes payable, secured, 12% interest, due May 2022	10,000	-
Notes payable, secured, 12% interest, due April 2022	95,000	-
Notes payable, secured, 10% interest, due June 2022	350,000	-
Notes payable, secured, 10% interest, due on demand	21,340	-
Notes payable, secured, 10% interest, due November 2021	98,000	-
Total notes Payable	$1,236,222	$1,039,047

Less unamortized debt discounts	(123,369)	(308,999)
Total Notes Payable	1,112,853	730,048
Less current portion	(1,112,853)	(480,801)
Total Notes Payable - long term	$-	$249,247

On September 2, 2016, the Company issued a $100,000 12% promissory note. The note was due on September 1, 2017. As an incentive to enter into the agreement the noteholder was also granted 25,000 shares valued at $25,000 which was recognized as a debt discount. On May 16, 2019, the maturity date of the note was extended to July 1, 2020 (see below) for the issuance of 50,000 shares of common stock valued at $21,000, which was recognized as a debt discount over the extended maturity date, which was recognized as a debt discount over the extended maturity date. As of September 30, 2021, the full amounts of the debt discount have been amortized.

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

On January 1, 2020, the Company entered into an agreement to consolidate the above two notes payable dated June 11, 2018 and January 30, 2019 into one $260,000, 12% note due June 1, 2022. As consideration the Company issued the note holder 175,000 shares of common stock valued at $61,250, which was recognized as a financing cost. The Company evaluated the modification under ASC 470-50 and determined that the modifications were considered substantial and qualified for extinguishment accounting under such guidance. As such, the Company recorded a loss on extinguishment of debt of $61,250 associated with the excess reacquisition cost of the new debt over the carrying value of the original debt. During the nine months ended September 30, 2021, the Company paid $74,674 to the noteholder, and the balance of note was $174,353 as of September 30, 2021.

On June 2, 2020, the Company entered in to a $345,000 note payable, including an original issue discount of $34,500 promissory note. Interest under the promissory note is 12% per annum, and the principal and all accrued but unpaid interest is due twelve (12) months from funding with monthly payment of $37,150 beginning on September 1, 2020. On September 6, 2020, the note was amended to increase the payments on the note to $41,420 and extended the first payment to October 2, 2020. In addition, as part of the amendment the Company can further extend the due date of the first payment with notice to the noteholder and payment of an extension fee of $4,142. The holder has the right upon an event of default to convert the note and accrued interest into common shares at the closing bid price on the date preceding the notice of conversion. As an incentive to enter into the agreement, the noteholder was also granted 1,468,085 shares valued at $308,298, based on market value of the shares of $0.21 on the date of issuance which was recognized as a debt discount. During the nine months ended September 30, 2021, $146,511 of the discount was amortized and the note was shown net of unamortized discount of $0. During the nine months ended September 30, 2021, the Company paid $231,813 to the noteholder and the balance of note was $0 as of September 30, 2021.

On August 20, 2020, the Company entered in to a $278,000 note payable, including an original issue discount of $27,800 promissory note. Interest under the promissory note is 12% per annum, and the principal and all accrued but unpaid interest is due twelve (12) months from funding with monthly payment of $31,136 beginning on November 18, 2020. The holder has the right upon an event of default to convert the note and accrued interest into common shares at the closing bid price on the date preceding the notice of conversion. As an incentive to enter into the agreement, the noteholder was also granted 1,002,919 shares valued at $211,622, based on market value of the shares of $0.1828 on the date of issuance which was recognized as a debt discount. During the nine months ended September 30, 2021, $211,622 of the discount was amortized and the note was shown net of unamortized discount of $47,560. During the nine months ended September 30, 2021, the Company paid $210,647 to the noteholder, and the balance of note was $47,560 as of September 30, 2021.

On January 8, 2021, the Company entered into a $125,000, 30% note payable due on June 8, 2021. Under the note the Company must make interest only payments of $3,125 starting on February 10, 2021 and continuing through maturity.

On March 12, 2021, the Company entered into a $101,125, 24% note payable due on July 12, 2021. As of September 30, 2021, the note was paid in full.

On April 26, 2021, the Company entered into a $95,000, 12% note payable due on April 26, 2022.

On May 7, 2021, the Company entered into a $10,000, 12% note payable due on May 7, 2022.

On May 12, 2021, the Company entered into a $103,000, 24% note payable due on September 12, 2021.

On June 28, 2021, the Company entered in to a $350,000 note payable, including an original issue discount of $35,000. Interest under the promissory note is 12% per annum, and the principal and all accrued but unpaid interest is due twelve (12) months from funding with monthly payment of $39,200 beginning on August 6, 2021. As an incentive to enter into the agreement, the noteholder was also granted 1,262,669 shares valued at $183,906, based on market value of the shares on the date of issuance which was recognized as a debt discount. During the nine months ended September 30, 2021, $60,538 of the discount was amortized and the note was shown net of unamortized discount of $226,632.

On September 3, 2021, the Company entered into a $150,000, 12% grid note payable that is due 30 days upon demand. As of the nine months ended September 30, 2021, the Company has received advances under the note of $21,340.

On July 12, 2021, the Company entered into a $98,000, 12% note payable due on November 12, 2021.

Payroll Protection Program

On May 4, 2020, we received funds under the Paycheck Protection Program, a part of the CARES Act. The loan is serviced by Bank of America, and the application for these funds required us to, in good faith, certify that the current economic uncertainty made the loan necessary to support our ongoing operations. We used the funds for payroll and related costs. The receipt of these funds, and the forgiveness of the loan attendant to these funds, is dependent on our ability to adhere to the forgiveness criteria. The loan bears interest at a rate of 1.0% per annum and matures on May 4, 2022, with the first payment deferred until November 2020. Under the terms of the PPP, certain amounts may be forgiven if they are used in accordance with the CARES Act. The Company believes that the full amount of the $107,485 Paycheck Protection Program loan will be forgiven, and therefore, the entire loan is classified as a current liability in the accompanying Balance Sheet. As of September 30, 2021, $101,327 of the note was forgiven and $6,158 was due outstanding.

Interest expense for the nine months ended September 30, 2021 and 2020 was $804 and $439, respectively.

Convertible notes payable, net of debt discount consist of the following:

	September 30, 2021	December 31, 2020
Convertible note payable, secured, 12% interest, due August 31, 2019, in default	50,000	50,000
Convertible note payable, secured, 12% interest, due May 2, 2022	100,000	100,000
Convertible note payable, secured, 12% interest, due May 2, 2020	50,000	50,000
Convertible note payable, secured, 12% interest, due May 22, 2020, in default	5,000	5,000
Convertible note payable, secured, 12% interest, due Feb 15, 2021	75,000	75,000
Convertible notes payable, secured, 4% interest, due October 14, 2020	75,000	75,000
Convertible note payable, secured, 10% interest, due February 8, 2020	-	50,000
Convertible note payable ,12% interest, due May 2020	-	-
Convertible note payable ,12% interest, due May 2020, in default	162,750	168,750
Convertible note payable, secured, 10% interest, due February 8, 2020	-	50,000
Convertible note payable, secured, 12% interest	68,205	44,060
Convertible note payable, secured, 10% interest, due October 2021	-	23,000
Convertible note payable, secured, 10% interest, due April 2022	-	26,000
Convertible note payable, secured, 10% interest, due May 2022	350,000	350,000
Convertible note payable, secured, 10% interest, due October 18, 2021	26,083	26,083
Convertible notes payable, secured, 10% interest, due May through November 2022	560,000	435,000
Convertible note payable, secured, 10% interest, due January 6, 2022	119,143	-
Convertible note payable, secured, 12% interest, due February 8, 2022	100,000	-
Convertible notes payable, secured, 4% interest, due March 3, 2021	25,000	-
Convertible notes payable, secured, 10% interest, due December 2021	10,000	-
Convertible notes payable, secured, 10% interest, due August 2022	10,000	-
Total notes payable	1,786,181	1,527,893

Less unamortized discounts	(339,896)	(465,719)
Total convertible notes payable, net	$1,446,285	$1,062,174
Less current portion	(1,430,874)	(970,839)

Convertible notes payable, net - Long-term	$15,411	$91,335

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

On May 2, 2017, the Company issued $100,000 of principal amount of 12% secured convertible promissory notes and 20,000 warrants to purchase common stock. The note was due on May 2, 2020 and is secured by the Company’s accounts receivable and inventory and on August 1, 2020, for the issuance of 50,000 shares valued at $10,000 based on market value of the shares of $0.20 on the date of issuance, was further extended to February 1, 2021, and was again extended on April 20, 2021 to May 2, 2022 for the 100,000 shares valued at $17,000. The outstanding principal amounts and accrued but unpaid interest of the notes is convertible at any time at the option of the holder into common stock at a conversion price of $0.50 per share. The notes were issued with warrants to purchase up to 10,000 shares of the Company’s common stock at an exercise price of $1.00 per share. As of September 30, 2021, the note was shown net of unamortized discount of $0

On May 2, 2017, the Company issued $50,000 of principal amount of 10% secured convertible promissory notes and 10,000 warrants to purchase common stock. The note was due on May 2, 2020 and is secured by the Company’s accounts receivable and inventory. On April 22, 2020, the note was extended to May 2, 2021. The outstanding principal amounts and accrued but unpaid interest of the notes is convertible at any time at the option of the holder into common stock at a conversion price of $0.50 per share. The notes were issued with warrants to purchase up to 10,000 shares of the Company’s common stock at an exercise price of $1.00 per share. As of September 30, 2021, the note was shown net of unamortized discount of $0.

On May 22, 2017, the Company issued $5,000 of principal amount of 10% secured convertible promissory notes and 1,000 warrants to purchase common stock at an exercise price of $1. The note was due on May 22, 2020 and is currently in default secured by the Company’s accounts receivable and inventory. The outstanding principal amounts and accrued but unpaid interest of the notes is convertible at any time at the option of the holder into common stock at a conversion price of $0.50 per share. The notes were issued with warrants to purchase up to 1,000 shares of the Company’s common stock at an exercise price of $1.00 per share. As of September 30, 2021, the note was shown net of unamortized discount of $0.

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

On September 17, 2018, the Company issued a $50,000 10% promissory note. The note was due on September 18, 2020. As an incentive to enter into the agreement the noteholder was also granted 10,000 shares valued at $5,000, based on market value of the shares of $0.50 on the date of issuance. On February 9, 2019, the note was amended for the issuance of 50,000 shares of common stock valued at $30,000 based on market value of the shares of $0.60 on the date of issuance, which was recognized as a debt discount, the note holder agreed to a convert the note at a price of $0.50 per share. Additionally, the maturity date of the note was changed to February 8, 2020 and the note is currently in default. As of December 31, 2020, the shares have not been issued and were included in stock payable. As of September 30, 2021, the note was shown net of unamortized discount of $0.

On December 14, 2018, the Company issued a $50,000 4% convertible note. The note was originally due on February 14, 2019 and is convertible at a rate of $0.50 per shares. As an incentive to enter into the agreement, the noteholder was also granted 10,000 shares valued at $5,000, based on market value of the shares of $0.60 on the date of issuance, which was recognized as a debt discount. For the nine months ended September 30, 2021 and 2020, the Company recorded amortization of the debt discount of $0 and $0, respectively. On February 14, 2019, the noteholder agreed to extend the note through October 14, 2020. As of September 30, 2021, the note was shown net of unamortized discount of $0.

On January 25, 2019, the Company issued a $100,000 8% convertible note. The note was due on March 1, 2019 and is convertible at a rate of $0.50 per shares. On April 29, 2020, the note was amended to be due on demand but not before January 25, 2021 and the conversion price was changed to $0.10 per share. As consideration, the Company granted 140,000 three year warrants exercisable at $0.125 per share and valued at $21,836. The Company evaluated the modification under ASC 470-50 and determined that the modifications were considered substantial and qualified for extinguishment accounting under such guidance. As such the Company recorded a loss on extinguishment of debt of $34,086 associated with the excess reacquisition cost of the new debt over the carrying value of the original debt. Additionally, the reduction of the conversion price resulted in a beneficial conversion feature totaling $12,250. The noteholder is due two shares of common stock for every dollar funded. As of September 30, 2021, the noteholder advanced a total of $100,460 and has made payments on the principal balance of $47,760. As of September 30, 2021, there was an outstanding balance on the note in the amount of $52,700. As of September 30, 2021, the note was shown net of unamortized discount of $0.

On February 8, 2019, the Company issued a $50,000 10% convertible note. The note was due on February 8, 2020 and is currently in default. As an incentive to enter into the agreement, the noteholder was also granted 60,000 shares valued at $30,000, which was recognized as a debt discount. As of September 30, 2021, the note was shown net of unamortized discount of $0.

On February 19, 2019, the Company issued a $25,000 4% convertible note. The note was due on August 19, 2019 and is convertible at a rate of $0.50 per share. On February 14, 2019, the noteholder agreed to extend the note through October 14, 2020. As an incentive to enter into the agreement, the noteholder was also granted 5,000 shares valued at $2,500, which was recognized as a debt discount. As of September 30, 2021, the shares have not been issued and were included in stock payable. As of September 30, 2021, the note was shown net of unamortized discount of $0.

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

On November 5, 2019, the Company entered into a $562,000 convertible note payable, including an original issue discount of $56,200 pursuant to which we borrowed $337,000, including a $37,000 original issue discount in the first tranche during the year ended December 31, 2019. Interest under the convertible promissory note is 12% per annum, and the principal and all accrued but unpaid interest was due 180 days from funding. The note is convertible at the lesser of (i) 70% multiplied by the lowest Trading Price during the previous twenty-five (25) trading day period ending on the latest complete Trading Day prior to the date of the note and 70% of the market price. As an incentive to enter into the agreement, the noteholder was also granted 854,000 shares valued at $307,440. The Company analyzed the conversion feature and determined it was required to be bifurcated and recognized as a derivative liability. The derivative at inception was valued at $392,061, based on the Black Scholes Merton pricing model. As the fair value of the derivative and the shares issued at inception were in excess of the face amount of the note, the Company recorded a debt discount in the amount of $337,000 to be amortized utilizing the effective interest method of accretion over the term of the note. On January 30, 2020, the Company borrowed an additional $225,000, including a $19,200 original issue discount. As an incentive, the noteholder was also granted an additional 476,493 shares valued at $147,713. The Company analyzed the conversion feature and determined it was required to be bifurcated and recognized as a derivative liability. The derivative at inception was valued at $212,798, based on the Black Scholes Merton pricing model. As the fair value of the derivative and the shares issued at inception were in excess of the face amount of the note, the Company recorded a debt discount in the amount of $225,000 to be amortized utilizing the effective interest method of accretion over the term of the note. Further, the excess of $161,011 was recognized as a financing cost on the Statement of Operations. For the nine months ended September 30, 2021 and 2020, the Company recorded amortization of the debt discount of $0 and $235,681, respectively. As of September 30, 2021, $562,000 of the debt discount has been amortized and the note was shown net of unamortized discount of $0. On May 5, 2020, the Company paid the principal and accrued interest under the first tranche of $357,852 and on August 20, 2020, the Company paid the principal and accrued interest of the second tranche of $239,055. The fair value of the derivative liability associated with the first and second tranches on the date of settlement of $275,728 and $188,276, respectively were reclassified to additional paid in capital.

On November 19, 2019, the Company entered in to a $281,000 convertible note payable, including an original issue discount of $28,100 convertible promissory note pursuant to which $150,000 was borrowed, including a $18,500 discount during the year ended December 31, 2019. Interest under the convertible promissory note is 12% per annum, and the principal and all accrued but unpaid interest is due 180 days from funding. On May 20, 2020, the noteholder agreed to extend the due date of the first tranche of funding until July 19, 2020 and is currently past due. On the date of default the Company incurred a default penalty of 50% of the balance of the note amounting to $54,250. The note is convertible at the lesser of (i) 70% multiplied by the lowest Trading Price during the previous twenty-five (25) trading day period ending on the latest complete Trading Day prior to the date of the note and 70% of the market price with a floor of $0.01. As an incentive to enter into the agreement, the noteholder was also granted 427,000 shares valued at $175,070. The Company analyzed the conversion feature and determined it was required to be bifurcated and recognized as a derivative liability. The derivative at inception was valued at $192,226, based on the Black Scholes Merton pricing model. As the fair value of the derivative and the shares issued at inception were in excess of the face amount of the note, the Company recorded a debt discount in the amount of $168,500 to be amortized utilizing the effective interest method of accretion over the term of the note. Further, the excess of $104,041 was recognized as a financing cost on the Statement of Operations. For the nine months ended September 30, 2021 and 2020, the Company recorded amortization of the debt discount of $0 and $84,715, respectively. As of September 30, 2021, $168,500 of the debt discount has been amortized and the note was shown net of unamortized discount of $0. As of September 30, 2021, the Company paid the $60,000 toward the principal balance under the first tranche of $60,000. As of September 30, 2021, the fair value of the derivative liability associated with the note of $152,451 was reclassified to additional paid in capital.

On January 8, 2020, the Company issued a $26,083 convertible note. The note is due on January 8, 2022 and is convertible at a rate of $0.10 per shares. As an incentive to enter into the agreement, the noteholder was also granted 52,166 shares and 208,664 2-year warrants exercisable at $0.125. The issuance of the note and warrants resulted in a discount from the beneficial conversion feature totaling $26,083, including $13,203 attributable to the conversion feature, $10,566 attributable to the warrants, and $2,313 was attributable to the shares. The excess fair value of the consideration given of $19,823 was recorded as financing expense. For the nine months ended September 30, 2021 and 2020, the Company recorded amortization of the debt discount of $9,741 and $9,291, respectively. As of September 30, 2021, the note was shown net of unamortized discount of $3,768.

On April 30, 2020, the Company issued a $100,000 8% convertible note. The note is due on April 30, 2022 and is convertible at a rate of $0.125 per shares which resulted in a discount from the beneficial conversion feature totaling 20,250. The note holder is due two shares of common stock and eight three-year warrants exercisable at a rate of $0.125 for every dollar funded. During the nine month ended September 30, 2021, the noteholder advanced a total of $48,300 and is due 96,600 shares valued at $13,274, based on market value of the shares on the date of funding and 162,000 warrants valued at $12,150 which was recorded as financing expense. For the nine months ended September 30, 2021 and 2020, the Company recorded amortization of the debt discount of $20,278 and $0, respectively. As of September 30, 2021, the note was shown net of unamortized discount of $0.

On May 5, 2020, the Company issued a $350,000 6% convertible note. The note is due on May 1, 2021 and is convertible at a rate of $0.125 per shares. As an incentive to enter into the agreement the noteholder was also granted 1,500,000 shares valued at $207,000, which was recognized as a debt discount. For the nine months ended September 30, 2021 and 2020, the Company recorded amortization of the debt discount of $82,545 and $40,392, respectively. As of September 30, 2021, the note was shown net of unamortized discount of $0.

As of September 30, 2021, we issued secured convertible promissory notes in the aggregate principal amount of $560,000 to several accredited investors through a private placement of which $125,000 in notes were issued during the nine months ended September 30, 2021. The convertible notes bear interest at a rate of 10% per annum, mature two years from issuance. The notes and accrued interest are convertible at the option of the noteholder into our common stock at $0.125 per share. As an incentive to enter into the agreements the Company also issued 4,480,000 three year warrants exercisable at $0.125 per share valued at $477,540, which was recorded as a debt discount. During the nine months ended September 30, 2021 and 2020, $209,542 and $0 of the discount, respectively, was amortized and the note was shown net of unamortized discount of $270,855.

As part of the private placement, the Company paid a consultant a $50,000 retainer and commissions equivalent to 10% of the gross proceeds received from the issuance of convertible notes which were recorded as financing cost.

On January 6, 2021, the Company entered into a $275,000, 12% convertible note payable including an original issue discount of $25,000. The note is convertible into shares of common stock equal to the closing bid price of common stock on the trading day immediately preceding the date of conversion. On February 7, 2021 and granted the noteholder an additional 982,861 shares of common stock valued $167,086 and 152,000 five year warrants exercisable at $0.125 valued at $30,400. During the nine months ended September 30, 2021, $173,886 and $0 of the discount, respectively, was amortized and the note was shown net of unamortized discount of $58,600.

On March 3, 2021, the Company issued a $25,000 4% convertible note. The note is due on March 3, 2022 and is convertible at a rate of $0.10 per shares. For the nine months ended September 30, 2021 and 2020, the Company recorded amortization of the debt discount of $7,480. As of September 30, 2021, the note was shown net of unamortized discount of $2,520.

On June 15, 2021, the Company entered into a $10,000, 10% note payable due on December 15, 2021. The note is convertible at $0.10 per share. As an inducement to enter into the agreement the Company also granted the noteholder 55,000 shares of common stock. The issuance of the note and shares resulted in a discount from the beneficial conversion feature totaling $10,000, including $3,774 attributable to the conversion feature and $6,226 was attributable to the shares. For the nine months ended September 30, 2021, the Company recorded amortization of the debt discount of $5,847. As of September 30, 2021, the note was shown net of unamortized discount of $4,153.

Interest expense including financing cost and amortization of the associated debt discount on all of the above convertible notes for the nine months ended September 30, 2021 and 2020 was $681,281 and $385,430, respectively.

NOTE 9 - DERIVATIVE LIABILITY

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

NOTE 10 - COMMITMENTS AND CONTINGENCIES

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

During 2018, the Company executed a lease agreement. The lease term is 38 months at a rate of $1,680 per month with 3% increases beginning January 1, 2021 and rent commencing on January 1, 2019. The Company was required to pay a $1,781 security deposit.

The lease agreement was classified as an operating lease and the liability and right-of-use asset are recognized on the balance sheet at lease commencement. Leases with an initial term of 12 months or less are not recorded on the balance sheet and are recognized as lease expense on a straight-line basis over the lease term. As a result of the adoption of ASC 842, the Company recognized an operating lease liability and right-of-use asset for the lease above of $64,978.

The discount rate utilized for classification and measurement purposes as of the inception date of the lease is based on the Company’s collateralized incremental interest rate to borrow of 12%, as the rate implicit in the lease is not determinable.

Undiscounted Cash Flows

As of September 30, 2021, the right of use asset and lease liability were shown on the consolidated balance sheet at $21,807 and $24,432, respectively. The table below reconciles the fixed component of the undiscounted cash flows and the total remaining years to the operating lease liability recorded on the consolidated balance sheet as of September 30, 2021:

Amounts due as of September 30, 2021	Operating Leases
2021	4,502
2022	20,054
Total minimum lease payments	$24,556
Less: effect of discounting	(94)
Present value of future minimum lease payments	$24,462
Less: current obligations under leases	(24,462)
Long-term lease obligations	$-

NOTE 11 - STOCK WARRANTS

On January 18, 2021, the Company granted 19,000 (post-split) 3 years warrants exercisable at $8.00 per share with the issuance of a convertible note payable, valued at $30,400. The warrants were valued using the Black-Scholes option pricing model. Assumptions used in the valuation include the following: a) market value of stock on measurement date of $0.20; b) risk-free rate of .46%; c) volatility factor of 419%; d) dividend yield of 0%

On January 22, 2021, the Company granted 75,000 (post-split) 3 years warrants exercisable at $8.00 per share with the issuance of a convertible note payable, valued at $36,482. The warrants were valued using the Black-Scholes option pricing model. Assumptions used in the valuation include the following: a) market value of stock on measurement date of $0.27; b) risk-free rate of .13%; c) volatility factor of 220%; d) dividend yield of 0%

On February 2, 2021, the Company granted 50,000 (post-split) 3 years warrants exercisable at $8.00 per share with the issuance of a convertible note payable, valued at $18,152. The warrants were valued using the Black-Scholes option pricing model. Assumptions used in the valuation include the following: a) market value of stock on measurement date of $0.28; b) risk-free rate of .11%; c) volatility factor of 220%; d) dividend yield of 0%

On February 8, 2021, the Company issued 18,750 shares of common stock and 18,750 warrants for cash proceeds of $15,000.

On February 11, 2021, the Company granted 125,000 3 years warrants (post-split) exercisable at $8.00 per share in connection with a consulting agreement, valued at $213,817. The warrants were valued using the Black-Scholes option pricing model. Assumptions used in the valuation include the following: a) market value of stock on measurement date of $0.21; b) risk-free rate of .19%; c) volatility factor of 376%; d) dividend yield of 0%

On February 17, 2021, the Company sold 200,000 shares of common stock (post-split) and 200,000 warrants (post-split) for cash proceeds of $160,000.

On June 1, 2021, the Company granted 125,000 3 years warrants (post-split) exercisable at $8.00 per share in connection with the modification of a debt agreement, valued at $150,163. The warrants were valued using the Black-Scholes option pricing model. Assumptions used in the valuation include the following: a) market value of stock on measurement date of $0.16; b) risk-free rate of .31%; c) volatility factor of 209%; d) dividend yield of 0%.

On June 15, 2021, the Company sold 375,000 shares of common stock (post-split) and 156,250 warrants (post-split) for cash proceeds of $210,000.

During the nine months ended September 30, 2021, the Company sold 150,000 shares of common stock (post-split) and 150,000 warrants (post-split) for cash proceeds of $125,000.

The following is a summary of stock warrants activity during the period ended September 30, 2021.

	Number of Shares	Weighted Average Exercise Price
Balance, December 31, 2020	1,848,985	$8.00
Warrants granted and assumed	1,144,000	$1.00
Warrants expired	-	-
Warrants canceled	-	-
Warrants exercised	-	-
Balance outstanding and exercisable, September 30, 2021	2,992,985	$1.76

The following is a summary of stock warrants activity during the period ended September 30, 2020.

	Number of Shares	Weighted Average Exercise Price
Balance, December 31, 2019	309,766	$8.00
Warrants granted and assumed	1,043,595	$0.96
Warrants expired	-	-
Warrants canceled	(208,333)	$8.00
Warrants exercised	-	-
Balance outstanding and exercisable, September 30, 2020	1,145,028	$0.96

NOTE 12 - STOCKHOLDERS’ EQUITY

The Company is authorized to issue 10,000,000 shares of it $0.001 par value preferred stock and 100,000,000 shares of its $0.001 par value common stock. On October 26, 2020, the Board of Directors (the Board), authorized the Company to amend the Articles of Incorporation of the Corporation to increase the authorized capital stock of the Corporation to 1,010,000,000 shares, of which 1,000,000,000 shall be authorized as common shares and 10,000,000 shall be authorized as preferred shares. Additionally, the Board authorized the execution of a reverse split of the issued and outstanding shares of the Corporation’s common stock at a ratio of up to one post-split share per twenty-five pre-split shares (1:25) at a time and exact ratio amount the Board of Directors deems appropriate. On September 27, 2021, FINRA approved a 1-for-8 reverse stock split of the Company’s common stock that was approved by the Company’s Board of Directors. The Company’s equity transactions have been retroactively restated to reflect the effect of the stock split.

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

On February 6, 2021, the Company issued 122,858 (post-split) shares of common stock valued $167,086 in connection with a notes payable dated January 6, 2021.

On February 4, 2021, the Company issued 271,875 (post-split) shares for services valued at $588,250.

On February 8, 2021, the Company issued 18,750 (post-split) shares of common stock and 18,750 warrants (post-split) for cash proceeds of $15,000.

On February 8, 2021, the Company issued 7,500 (post-split) shares for services valued at $12,800.

On February 8, 2021, the Company entered into an agreement to consolidate two $50,000 notes payable dated September 17, 2018 and February 8, 2019 into one $100,000, 10% note due February 8, 2022 convertible at $0.10 per share. As consideration the Company is to issue the note holder 12,500 shares of common stock (post-split). As of September 30, 2021, the shares have not been issued.

On February 17, 2021, the Company issued 14,540 shares (post-split) in connection with shares due from a certain note payable dated January 25, 2019 and included in stock payable as of December 31, 2020.

On February 17, 2021, the Company issued 4,375 shares (post-split) for services valued at $11,200.

On February 17, 2021, the Company sold 200,000 shares of common stock (post-split) and 200,000 warrants for cash proceeds of $160,000.

On February 24, 2021, the Company issued 62,500 shares (post-split) to extend a certain note payable dated January 25, 2019.

On February 24, 2021, the Company issued 487,500 shares (post-split) for services valued at $649,000.

On April 20, 2021, the noteholder of a certain note dated May 2, 2017, agreed to extend the maturity date of the note to May 2, 2022 for 12,500 shares of common stock (post-split) valued at $17,000. As of June 30 2021, these shares were not issued and included in Stock payable.

On April 30, 2021, the noteholder of a certain note dated May 2, 2020, agreed to extend the maturity date of the note to May 2, 2022 for 12,500 shares of common stock (post-split) valued at $20,000. As of September 30, 2021, the shares have not been issued and have been included in stock payable.

On June 1, 2021, the Company sold 125,000 shares of common stock (post-split) for cash proceeds of $100,000.

On June 15, 2021, the Company issued 275,000 shares of common stock (post-split) valued at $440,000, related to the settlement of a certain related party note dated February 5, 2020.

On June 15, 2021, the Company issued 250,000 shares of common stock (post-split) for cash proceeds of $200,000 that was received on March 17, 2021.

On June 15, 2021, the Company sold 187,500 shares of common stock (post-split) for cash proceeds of $150,000 which was received during the year ended December 31, 2020 and included in stock payable.

On June 15, 2021, the Company sold 99,074 shares of common stock (post-split) for cash proceeds of $79,259.

On June 15, 2021, the Company issued 5,200 shares of common stock (post-split), in connection with an additional $20,800 advance received on March 3, 2021 related to a certain note payable dated January 25, 2019.

On June 15, 2021, the Company entered into a $10,000, 10% note payable due on December 15, 2021. The note is convertible at $0.10 per share. As an inducement to enter into the agreement the Company also granted the noteholder 6,875 shares of common stock (post-split). As of June 30 2021, these shares were not issued and included in Stock payable.

On June 28, 2021, the Company entered into a $350,000, 12% note payable due on June 28, 2022. As an inducement to enter into the agreement, the Company also granted the noteholder 157,834 shares of common stock (post-split) valued at $169,198 which were issued on July 12, 2021.

During the nine months ended September 30, 2021, the Company was to issue 143,750 shares (post-split) for services valued at $177,500.

On July 1, 2021, the Company issued 6,875 shares (post-split) for the receipt of additional advances under a certain note dated April 30, 2020 valued at $7,450.

On July 1, 2021, the Company issued 500,000 shares of common stock (post-split) for cash proceeds of $315,000.

On July 7, 2021, the Company issued 403,125 shares (post-split) for services valued at $468,000.

On August 4, 2021, the Company issued 37,500 shares of common stock (post-split) for cash proceeds of $35,000.

On August 4, 2021, the Company issued 300,000 shares (post-split) for services valued at $359,000.

On September 15, 2021, the Company issued 3,750 shares of common stock (post-split), in connection with an additional $15,000 advance received on related to a certain note payable dated January 25, 2019.

On September 15, 2021, the Company issued 40,000 shares (post-split) for services valued at $44,800.

On September 16, 2021, the Company issued 370,000 shares (post-split) for services valued at $545,400.

During the nine months ended September 30, 2021, the Company sold 900,000 shares of common stock (post-split) for cash proceeds of $90,000. As if September 30, 2021, the share were not issued and included in stock payable.

NOTE 13 - SUBSEQUENT EVENTS

On October 15, 2021, the Board of Directors of the Company authorized a plan to Spin-Off Notation Labs as an independent company, anticipated to be accomplished by means of a pro rata distribution of shares of common stock of Notation Labs to all of our holders of shares of common stock of the Company. Following the Spin-Off, we will no longer own any equity in Notation Labs and Notation Labs will operate as an independent company. The exact management structure of Notation Labs has not been determined but will be determined prior to the Spin-Off.

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

Our trutankless® water heaters were officially launched in the first quarter of 2014 and is sold throughout the wholesale plumbing distribution channel. We began generating revenue in the first quarter of 2014. As of the fiscal year ended December 31, 2014, we generated $238,912 in revenue. As of the fiscal year ended December 31, 2015, we generated $265,504 in revenue. As of the fiscal year ended December 31, 2016, we generated $429,582 in revenue. As of the fiscal year ended December 31, 2017, we generated $695,857 in revenue. As of the fiscal year ended December 31, 2018, we generated $1,537,958 in revenue. As of the fiscal year ended December 31, 2019, we generated $1,908,708. As of December 31, 2020, we generated $1,661,278. As of nine months ended, September 30, 2021, we generated $199,371.

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

RESULTS OF OPERATIONS

Results of Operations for the three months ended September 30, 2021 compared with the three months ended September 30, 2020.

Revenues

In the three months ended September 30, 2021, we generated $16,557 in revenues, as compared to $361,008 in revenues in the prior year. The decrease in sales was attributable to less sales of our trutankless® residential and light commercial products. Cost of goods sold was $5,663 in the three months ended September 30, 2021, as compared to $309,269 in the three months ended September 30, 2020. This increase in cost of goods sold was primarily attributable to the decreased revenue.

To the knowledge of management, the Company is unaware of any trends or uncertainties in the sales or costs of our products and services for the periods discussed.

Expenses

Operating expenses totaled $2,148,657 during the three months ended September 30, 2021 as compared to $964,316 in the prior year. In the three-month period ended September 30, 2021, our expenses primarily consisted of General and Administrative of $688,199, Research and development of $37,273 and Professional fees of $1,423,123.

General and administrative fees increased $399,429, or approximately 138% to $688,199 for the three months ended September 30, 2021 from $288,770 for the three months ended September 30, 2020. This increase was primarily due to an increase in wages and marketing.

Research and development increased to $37,273 for the three months ended September 30, 2021 from $29,734 for the three months ended September 30, 2020. This increase is attributed primarily to the increased consulting fees associated with the Company’s research and development efforts.

Professional fees increased $777,373, or approximately 120% to $1,423,185 for the three months ended September 30, 2021 from $345,812 for the three months ended September 30, 2020. Professional fees increased due to an increase in consulting fees associated with business development.

Other Expenses

Other expenses decreased to $26,492 in the three months ended September 30, 2021 from the three months ended September 30, 2020. The decrease was the result of a increase in gain on forgiveness of debt.

Net Loss

In the three months ended September 30, 2021, we generated a net loss of $2,423,504, an increase of $1,198,694 from $1,224,810 for the three months ended September 30, 2020. This decrease was attributable to an increase in stock based consulting payments.

Results of Operations for the nine months ended September 30, 2021 compared with the nine months ended September 30, 2020.

Revenues

In the nine months ended September 30, 2021, we generated $199,371 in revenues, as compared to $1,439,271 in revenues in the prior year. The decrease in sales was attributable to less sales of our trutankless® residential and light commercial products. Cost of goods sold was $145,635 in the nine months ended September 30, 2021, as compared to $1,099,277 in the nine months ended September 30, 2020. This decrease in cost of goods sold was primarily attributable to a decrease in revenue.

To the knowledge of management, the Company is unaware of any trends or uncertainties in the sales or costs of our products and services for the periods discussed.

Expenses

Operating expenses totaled $4,664,074 during the nine months ended September 30, 2021 as compared to $5,559,821 in the prior year. In the nine-month period ended September 30, 2021, our expenses primarily consisted of General and Administrative of $1,309,112, Research and development of 214,037 and Professional fees of $3,140,925.

General and administrative fees increased $237,437, or approximately 22% to $1,309,112 for the nine months ended September 30, 2021 from $1,071,675 for the nine months ended September 30, 2020. This increase was primarily due to an increase in wages and marketing.

Research and development increased $120,225, or approximately 128% to $214,037 for the nine months ended September 30, 2021 from $93,812 for the nine months ended September 30, 2020. This increase is attributed primarily to the increased consulting fees associated with the Company’s research and development efforts.

Professional fees decreased $1,253,409, or approximately 23% to $3,140,925 for the nine months ended September 30, 2021 from $4,394,334 for the nine months ended September 30, 2020. Professional fees decreased due to a decrease in consulting fees associated with business development.

Other Expenses

Other expenses decreased $1,613,130 to $1,498,513 in the nine months ended September 30, 2021 from $3,111,643 in the nine months ended September 30, 2020. The decrease was the result of a loss on extinguishment of notes that occurred during the nine months ended September 30, 2020.

Net Loss

In the nine months ended September 30, 2021, we generated a net loss of $6,108,851, a decrease of $2,222,619 from $8,331,470 for the nine months ended September 30, 2020. This decrease was attributable to a decrease in stock based consulting payments.

Going Concern

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.

Management evaluated all relevant conditions and events that are reasonably known or reasonably knowable, in the aggregate, as of the date the consolidated financial statements are issued and determined that substantial doubt exists about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent on the Company’s ability to generate revenues and raise capital. The Company has not generated sufficient revenues from product sales to provide sufficient cash flows to enable the Company to finance its operations internally. As of September 30, 2021, the Company had $168,325 cash on hand. At September 30, 2021 the Company has an accumulated deficit of $49,101,922. For the nine months ended September 30, 2021, the Company had a net loss of $6,108,851, and cash used in operations of $1,330,425. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year from the date of filing.

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

Liquidity and Capital Resources

At September 30, 2021, we had an accumulated deficit of $49,101,922. Primarily because of our history of operating losses and our recording of note payables, we have a working capital deficiency of $4,213,645 at September 30, 2021. Losses have been funded primarily through issuance of common stock and borrowings from our stockholders and third-party debt. As of September 30, 2021, we had $168,325 in cash, $66,826 in inventory, and $1,863,013 in prepaid expenses. We used net cash in operating activities of $1,330,425 for the nine months ended September 30, 2021.

Cash Flows from Operating, Investing and Financing Activities

The following table provides detailed information about our net cash flow for all financial statement periods presented in this Quarterly Report. To date, we have financed our operations through the issuance of stock and borrowings.

The following table sets forth a summary of our cash flows for the nine months ended September 30, 2021 and 2020:

	Nine months ended September 30,
	2021	2020
Net cash used in operating activities	$(1,335,425)	$(1,390,802)
Net cash used in investing activities	(25,298)	-
Net cash provided by financing activities	1,337,420	1,413,145
Net increase/(decrease) in Cash	16,697	22,343
Cash, beginning	151,628	4,342
Cash, ending	$168,325	$26,685

Operating activities - Net cash used in operating activities was $1,335,425 for the nine months ended September 30, 2021, as compared to $1,390,802 used in operating activities for the same period in 2020. The decrease in net cash used in operating activities was primarily due to an increase in consulting contract cost.

Investing activities - Net cash used in investing activities for the nine months ended September 30, 2021 was $25,298 as compared to $0 for the same period of 2020. The increase in net cash used in investing activities was attributable to the purchase of additional equipment during the period.

Financing activities - Net cash provided by financing activities for the nine months ended September 30, 2021 was $1,337,420 as compared to $1,413,145 for the same period of 2020. The decrease of net cash provided by financing activities was mainly attributable to less debt financing.

Ongoing Funding Requirements

As of September 30, 2021, we continue to use traditional and/or debt financing to provide the capital we need to run the business. It is possible that we may need additional funding to enable us to fund our operating expenses and capital expenditures requirements.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On July 1, 2021 , the Company issued 6,875 shares (post-split) for the receipt of additional advances under a certain note dated April 30, 2020 valued at $7,450.

On July 1, 2021, the Company issued 500,000 shares of common stock (post-split) for cash proceeds of $315,000.

On July 7, 2021, the Company issued 403,125 shares (post-split) for services valued at $468,000.

On August 4, 2021, the Company issued 37,500 shares of common stock (post-split) for cash proceeds of $35,000.

On August 4, 2021, the Company issued 300,000 shares (post-split) for services valued at $359,000.

On September 15, 2021, the Company issued 3,750 shares of common stock (post-split), in connection with an additional $15,000 advance received on related to a certain note payable dated January 25, 2019.

On September 15, 2021, the Company issued 40,000 shares (post-split) for services valued at $44,800.

On September 16, 2021, the Company issued 370,000 shares (post-split) for services valued at $545,400.

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

Issuer Purchases of Equity Securities

The Company did not repurchase any of its equity securities during the period ended September 30, 2021.

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

Date: November 15, 2021