Form 10-Q/A
period 2021-09-30
Trutankless, Inc.
filed 2021-11-16
CIK 1429393

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

Explanatory Note: This Form 10-Q/A Amendment No. 1 is being filed to amend the original Form 10-Q for the quarterly period ended September 30, 2021 filed with the Securities and Exchange Commission on November 15, 2021 (the “Form 10-Q”) to update Part II-Other Information of the Form 10-Q.

Items included in the Original Form 10-Q that are not amended by this Form 10-Q/A remain in effect as of the date of the Original Form 10-Q. This amendment does not reflect events occurring after the filing of the Original Form 10-Q, or modify or update those disclosures that may be affected by subsequent events, and no other changes are being made to any other disclosure contained in the Original Form 10-Q.

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

On September 14th, 2021, a Company subsidiary received a demand for arbitration through the American Arbitration Association pursuant to a manufacturing services agreement with Cypress Holdings Ltd d/b/a Cypress Industries alleging Breach of Contract for non-payment of invoices. The Company believes the claim is without merit and has filed a defense and counter claim. After Cypress Industries failed to cure many Breaches of its manufacturing services agreement, including failure to deliver a single Trutankless unit, the Company cancelled its purchase order with Cypress Industries. The Company is seeking substantial relief, including lost profit, due to the Breach of Contract, Fraudulent Inducement, Misrepresentation, Unjust Enrichment, and Negligence of Cypress Industries. The Company believes its claims to be meritorious and that it will prevail in this matter. Since it presently is not possible to determine the outcome of this matter, no provision has been made in the financial statements for the ultimate resolution.

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

Date: November 16, 2021