Form 10-K
period 2021-12-31
Trutankless, Inc.
filed 2022-11-28
CIK 1429393

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-54219

TRUTANKLESS, INC.
(Exact name of registrant as specified in its charter)

Nevada	26-2137574
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

14646 N. Kierland Blvd., Suite 270

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐       No ☒

As of the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of shares held by non-affiliates of the registrant (computed by reference to the price at which the common equity was last sold) was approximately $11,569,261.

The number of shares of Common Stock, $0.001 par value, outstanding on November 11, 2022 was 20,367,477 shares.

DOCUMENTS INCORPORATED BY REFERENCE: None.

TRUTANKLESS, INC.

FOR THE FISCAL YEAR ENDED

DECEMBER 31, 2021

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

Trutankless is involved in research and development, sales, marketing, of a high quality, whole-house, smart electric tankless water heater that is more energy efficient than conventional products. Management anticipates the Company’s second generation of Trutankless water heaters, with Wi-Fi, Bluetooth, and Zigbee capability. Trutankless’ proprietary app is expected to launch into the iOS and Android store, and will augment other products in the home automation space, including company’s leak detection and prevention devices which are also in development in the company’s wholly owned subsidiary, Notation Labs, Inc. which was founded in 2020.

During the year ending 2021, the Company filed to spin off its wholly owned subsidiary, Notation Labs, Inc. with shareholders of the Company to receive pro rata ownership of the spun off company in the form of an equity dividend distribution. Common shares of Notation Labs, Inc. were issued to shareholders of record December 10th, 2021. The spin off occurred subsequent to the year ending 2021 on January 24th, 2022, with each shareholder of record receiving 1 share in the subsidiary for every 4 shares in the Company held as of the Record Date.

Overview of Potential Markets and Summary of Marketing Plan

Management intends to focus on the United States residential market initially. For decades Americans have used only tank type water heaters, however the market is increasingly towards alternatives like tankless water heaters. Many brands are powered by natural gas, while several others use electricity. Almost half of American homes do not have natural gas available and there has been a trend in many markets towards renewable and cleaner energy alternatives to provide the energy to operate water heaters for the residential and commercial markets in North America.

The company’s focus markets favor electric water heaters, of which electric tankless have additional benefits over gas powered models because they can be installed almost anywhere in a home (closets, attics, utility rooms, etc.) where hot water is needed. The lack of exhaust, noise, and a need for combustible fuel improves flexibility of floor plan design for builders, architects, and remodelers. In addition, gas tankless water heaters may not be suitable for many applications due to challenges with adequate fuel supply, the need for exhaust vents with specific safety and regulatory requirements. Despite these issues, gas tankless water heaters have historically enjoyed significant growth in North America because of the efficiency and performance they provide.

The company will continue to focus its efforts to develop products that satisfy growing demand in the electric tankless market. Additionally, the company hopes to launch additional products well suited to its key customers in the repair and replacement wholesale market, as well as home builders and companies associated with new construction in the multifamily and commercial markets.

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

Homebuilders and plumbing companies have begun selling homes with more technology integrations. The company expects to gain market share based on its ability to offer tech forward products in the wholesale market which supplies plumbing, HVAC, and electrical service companies in the future.

Tankless Industry Overview

The U.S. gas tankless water heater market is dominated by several foreign and domestic brands; U.S. electric tankless water heater market is dominated by four companies; Stiebel-Eltron, Rheem (Eemax/EcoSmart), A.O.Smith, and Bosch, while tank manufacturers maintain the largest market share of the overall water heater market. Several Japanese and European manufacturers have begun marketing products in the United States, and since 2003, gas tankless products have experienced dramatic growth. Electric tankless systems have not experienced comparable growth due to several factors, primarily product performance, capacity, product quality and electrical power supply and installation issues.

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

While we believe that our products will have superior performance, such as endless hot water, superior longevity, greater efficiency and lower “life-cycle” costs than traditional tank water heaters, the Company’s success will depend to a large degree on the successful conversion of traditional water heater buyers to tankless water heater buyers. The acquisition price of tankless water heaters (both gas and electric) is greater than traditional tank water heaters, but the overall cost of ownership will be less than that of traditional tank technologies under typical circumstances. Although the public’s awareness of tankless systems has grown in recent years, and continued growth in the sector is suggestive of increasing awareness of tankless as a viable solution for American homeowners.

Our marketing and promotion plans have been developed to increase the awareness of the Company’s brand as the preferred option to traditional tank systems. Trutankless intends to position itself and its brand to capitalize on the shift to more sustainable construction materials and more efficient systems and appliances.

Trutankless® Products

We manufacture and distribute trutankless® water heaters, a line of new, high-quality, highly efficient electric tankless water heaters. Our trutankless® water heaters are engineered to outperform and outlast both its tank and tankless predecessors in energy efficiency, output, and durability. It provides endless hot water on demand for a whole household, and it also integrates with home automation systems.

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

Our trutankless® water heaters were officially launched in the first quarter of 2014 and is sold throughout the wholesale plumbing distribution channel. We began generating revenue in the first quarter of 2014. As of the fiscal year ended December 31, 2014, we generated $238,912 in revenue. As of the fiscal year ended December 31, 2015, we generated $265,504 in revenue. As of the fiscal year ended December 31, 2016, we generated $429,582 in revenue. As of the fiscal year ended December 31, 2017, we generated $695,857 in revenue. As of the fiscal year ended December 31, 2018, we generated $1,537,958 in revenue. As of the fiscal year ended December 31, 2019, we generated $1,908,708. As of December 31, 2020, we generated $1,661,278. As of December 31, 2021, we generated $246,032.

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

Approximately 98% of our sales in 2021, 94% of our sales in 2020, 76% of our sales in 2019, 81% of our sales in 2018, 90% of our sales in 2017, 96.1% of our sales in 2016, 98.3% of our sales in 2015 and 93.5% of our sales in 2014 were to wholesale plumbing equipment distributors for commercial and residential repair and replace applications. We rely on commissioned manufacturers’ representatives to market our product lines. Additionally, our products are sold to independent dealers throughout the United States.

Manufacturing and Logistics

We have engineering agreements with outside development and production engineers, which is ongoing and currently being executed. In October 2021, we executed a Manufacturing Services Agreement establishing our pricing and payment terms, warranty, shipping, and delivery terms with a North American contract manufacturer.

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

During the year ended December 31, 2021, our patent counsel filed a provisional patent application with the US Patent and Trademark Office and the patent was granted with 14 claims based on our proprietary flowmeter design. We will continue to protect our intellectual property through confidentiality agreements with vendors and consultants and trade secret protocols employed by employees, consultants, and contractors.

During the year ended December 31, 2021, our patent counsel collaborated with our engineering team to augment our research and development efforts related to future products which yielded positive results. By affirming our development path and product road map, we expect to file several new patents for novel technologies wich we expect to launch in the future, including next generation electric tankless technologies as well as products which employ artificial intelligence, to help reduce water and energy consumption, while reducing the potential impact of water damage and remediation expenses for homeowners and property management firms.

We expect to receive additional benefits from our technology and data collection with cloud-based software as a service and apps for insurance companies, utilities, and municipalities.

Growth Strategy

Trutankless’ product launched in the first quarter of 2014 and was sold through the wholesale plumbing distribution channel. Gas tankless manufacturers’ support of this sales channel was critical in their ability to quickly capture appreciable market share in the replacement market estimated to be larger than $4 Billion nationwide. No electric tankless has been available solely through wholesale distributors which welcomed the arrival of Trutankless. Trutankless’ sales and service training programs geared towards plumbers and contractors are the primary focal point of the Company’s sales strategy to quickly scale sales and educate distributors, plumbers, builders, and contractors.

The Company is also leveraging online marketing strategies and social media. By continually building an immersive and educational web experience at www.trutankless.com. Trutankless is efficiently building brand awareness among consumers. Launch efforts are expected focused in Arizona, Texas, and the Southeast which accounts for over 1,000,000 electric water heater shipments annually. Licensing and co-branding opportunities are being assessed, since strategic partnerships would eliminate the channel conflicts that have historically obstructed previous electric tankless entries in the marketplace. In the future we may pursue co-branding opportunities to accelerate sales of Trutankless’ products through retail channels.

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

Margin Expansion

Cost reduction measures, including outsourcing of key components and certain quality control testing protocols, are currently being undertaken on an expedited basis to rapidly reduce costs and improve manufacturing scalability. Such reductions are expected to take place in stages over the next eighteen months, and we believe may result in gross sales margins approaching 50% or more.

Market Outlook

Trutankless entered the market in front of the largest water heater replacement cycle ever at a time when homeowners are seeking ways to reduce their carbon footprint without sacrificing comfort. Additionally, statistics have shown a trend towards electric water heating in new construction markets. Florida, Texas, and Arizona, and areas where electric water heaters dominate the market, have been epicenters of the residential new construction strength in the US. In the new construction market, builders are increasingly marketing “green” features and trutankless fits well along with other energy saving innovations.

In commercial markets, we feel that our commercial line of trutankless products are well suited to thousands of customers in the retail, quick serve and fast casual restaurants, hair salons, education. In addition to residential new construction and replacement markets, we feel the commercial applications for which our products are appropriate represent a large portion of the commercial water heater market.

In April 2015, the Federal Government mandated that standard electric water heaters over 55 gallons may not be sold (started effectively forcing the market to use alternative technologies like tankless water heaters. The “electrification” of the overall appliance market has also begun due to the rapid progression of energy generation technologies with more efficient and renewable energy sources seen as a growing and sustainable trend.

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

Recent Developments

On February 4, 2021, we announced that the Company had entered into a new manufacturing partnership to increase capacity in North America.

On March 4, 2021, we announced that the Company had completed a new research and development facility to expand its intellectual property portfolio and to help ad future revenue streams.

On September 24, 2021, we announced that the Company’s shares would begin trading on a split adjusted basis following a 1-for-8 reverse stock split.

On November 4, 2021, we announced that the Company had planned for a Spin Off of Notation Labs, Inc. by which our shareholders would received shares of Notation Labs, Inc.

On November 24, 2021, we announced that the Company set the record date and distribution date for the Spin Off of Notation Labs, Inc. by which our shareholders received the shares representing ownership of Notation Labs, Inc.

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

Available Information

Our periodic reports filed with the SEC, which include Form 10-K, Form 10-Q, Form 8-K and amendments thereto, may be accessed by the public free of charge from the SEC. Electronic copies of these reports can be accessed at the SEC’s website (http://www.sec.gov). Copies of these reports may also be obtained, free of charge, upon written request to: Trutankless Inc., 14646 N. Kierland Blvd., Suite 270, Scottsdale, AZ 85254, Attn: Corporate Secretary. The public may read or obtain copies of these reports from the SEC at the SEC’s Public Reference Room at 450 Fifth N.W., Washington, D.C. 20549 (1-800-SEC-0330).

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

The outbreak of a highly infectious or contagious disease, could adversely affect our business, financial condition, results of operations and cash flow, and limit our ability to obtain additional financing.

The spread of highly infectious or contagious diseases could cause quarantines, business shutdowns, reduction in business activity and financial transactions, labor shortages, supply chain interruptions, increased unemployment and commercial property vacancy rates, reduced ability and incentives for some property owners to make mortgage payments, and overall economic and financial market instability, all of which may result a decrease in our business, sell our products and services and cause our customers to be unable to make scheduled loan payments. Therefore, to the extent that economic activity, business conditions and conditions in the financial markets in which we operate deteriorate as a result of such disruptions, our sales, delinquencies, foreclosures and credit losses may materially increase. Such conditions are likely to exacerbate many of the risks described elsewhere in this “Risks Related to Our Business” section. Unfavorable economic conditions may also make it more difficult for us to close new sales and obtain additional financing. Furthermore, such conditions have and may continue to cause the collateral values associated our loans to decline. In addition, a prolonged period of very low interest rates could reduce our net income and have a material adverse impact on our cash flows and the market value of our investments.

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

We may face significant expenses and liability in connection with the protection of our intellectual property rights. Infringement claims and lawsuits likely would be expensive to resolve and would require substantial management time and resources. Any adverse determination in litigation could subject us to the loss of our rights to a particular trademark, which could prevent us from manufacturing, selling, or using certain aspects of our products or could subject us to substantial liability, any of which would harm our results of operations. Aside from infringement claims against us, if we fail to secure or protect our intellectual property rights, our competitors may be able to use our designs. If we are unable to successfully protect our intellectual property rights or resolve any conflicts, our results of operations may be harmed.

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

Rule 15c2-11 as amended, effective on September 28, 2021, may also limit a stockholder’s ability to buy and sell our stock.

Our common stock currently trades on the Expert Market Tier of OTC Markets Group, Inc. under the symbol “TKLS” and is labeled as “Delinquent SEC Reporting.” The OTC Market is a network of security dealers who buy and sell stock. The dealers are connected by a computer network that provides information on current “bids” and “asks,” as well as volume information. Stock on the Expert Market is not eligible for proprietary broker-dealer quotations. All quotes in stock on the Expert Market reflect unsolicited customer orders. Unsolicited-Only stocks, such as ours, have a higher risk of wider spreads between bid and asked quotations, increased volatility, and price dislocations. Investors may have difficulty selling our stock. An initial review by a broker-dealer under SEC Rule15c2-11 is required for brokers to publish competing quotes and provide continuous market making in our stock. The Expert Market serves broker-dealer pricing and investor best execution needs. Quotations in Expert Market securities are restricted from public viewing. OTC Markets Group designates securities for quoting on the Expert Market when the issuer has not disclosed its financial information for a period of slightly in excess of six months or is otherwise not making current information publicly available under SEC Rule 15c2-11, or when the security is otherwise restricted from public quoting. The common stock previously traded on the Pink Tier of OTC Markets Group, Inc.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We currently maintain an executive office 14646 N. Kierland Blvd, Suite 270, Scottsdale, Arizona 85254, which consists of approximately 2,488 square feet. Our monthly rent for this office is $5,805.33, plus taxes and fees beginning on February 14, 2022 according to the lease agreement. We currently maintain a research, development, and test lab with office space 15953 N. Greenway Hayden Loop, Suite J, Scottsdale Arizona 85260, which consists of approximately 1,680 square feet. Our monthly rent for this commercial space is approximately $2,440, plus taxes and fees.

ITEM 3. LEGAL PROCEEDINGS

Item 1. Legal Proceedings.

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business.

On September 14th, 2021, a Company subsidiary received a demand for arbitration through the American Arbitration Association pursuant to a manufacturing services agreement with Cypress Holdings Ltd d/b/a Cypress Industries alleging Breach of Contract for non-payment of invoices. The Company believes the claim is without merit and has filed a defense and counter claim. After Cypress Industries failed to cure many Breaches of its manufacturing services agreement, including failure to deliver a single Trutankless unit, the Company cancelled its purchase order with Cypress Industries. The Company is seeking substantial relief, including lost profit, due to the Breach of Contract, Fraudulent Inducement, Misrepresentation, Unjust Enrichment, and Negligence of Cypress Industries. The Company subsequently settled this matter on February 28, 2022 and purchased material and unfinished goods from Cypress Holdings, Ltd d/b/a Cypress Industries with an estimated value of approximately $700,000 for $300,000.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASE OF EQUITY SECURITIES

Holders of Common Stock

As of November 14, 2022 there were approximately 445 stockholders of record of our common stock. This number does not include shares held by brokerage clearing houses, depositories, or others in unregistered form.

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

Recent Sales of Unregistered Securities

On January 6, 2021, the Company issued 122,858 (post-split) shares of common stock valued $167,086 in connection with a notes payable dated January 6, 2021.

On February 4, 2021, the Company issued 271,875 (post-split) shares for services valued at $588,250.

On February 8, 2021, the Company issued 18,750 (post-split) shares of common stock and 18,750 warrants (post-split) for cash proceeds of $15,000.

On February 8, 2021, the Company issued 7,500 (post-split) shares for services valued at $12,800.

On February 8, 2021, the Company entered into an agreement to consolidate two $50,000 notes payable dated September 17, 2018 and February 8, 2019 into one $100,000, 12% note due February 8, 2022 convertible at $0.10 per share. As consideration the Company is to issue the note holder 12,500 shares of common stock (post-split) valued at $20,000. As of December 31, 2021, the shares have not been issued.

On February 17, 2021, the Company issued 14,540 shares (post-split) valued at $20,604 in connection with shares due from a certain note payable dated January 25, 2019 and included in stock payable as of December 31, 2020.

On February 17, 2021, the Company issued 4,375 shares (post-split) for services valued at $11,200.

On February 17, 2021, the Company sold 200,000 shares of common stock (post-split) and 200,000 warrants for cash proceeds of $160,000.

On February 24, 2021, the Company issued 62,500 shares (post-split) valued at $60,000 to extend a certain note payable dated January 25, 2019.

On February 24, 2021, the Company issued 487,500 shares (post-split) for services valued at $765,000.

On March 8, 2021, the Company sold 6,250 shares of common stock (post-split) for cash proceeds of $5,000. As of the date of filing the shares have not been issued and included in stock payable.

As of March 31, 2021, the Company owed a certain note holder February 17, 2021, the Company issued 14,540 shares (post-split) valued at $20,604 in connection with shares due from a certain note payable dated January 25, 2019 and included in stock payable as of December 31, 2021.

On April 20, 2021, the noteholder of a certain note dated May 2, 2017, agreed to extend the maturity date of the note to May 2, 2022 for 12,500 shares of common stock (post-split) valued at $17,000. As of December 31, 2021, these shares were not issued and included in Stock payable.

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

On June 15, 2021, the Company issued 5,200 shares of common stock (post-split) valued at $5,824, in connection with an additional $20,800 advances received on March 3, 2021 related to a certain note payable dated January 25, 2019. In addition the lender also advanced $27,500 during the year ended December 31, 2021 in connection with the note and was due an additional 6,875 shares valued at $7,450 which have not been issued and included in stock payable.

On June 15, 2021, the Company entered into a $10,000, 10% note payable due on December 15, 2021. The note is convertible at $0.80 per share. As an inducement to enter into the agreement the Company also granted the noteholder 6,875 shares of common stock (post-split) valued at $10,000.

On June 28, 2021, the Company entered into a $350,000, 10% note payable due on June 28, 2022. As an inducement to enter into the agreement, the Company also granted the noteholder 157,834 shares of common stock (post-split) valued at $169,198 which were issued on July 12, 2021.

On July 1, 2021, the Company issued 500,000 shares of common stock (post-split) for cash proceeds of $315,000.

On July 7, 2021, the Company issued 403,125 shares (post-split) for services valued at $584,750.

On August 4, 2021, the Company issued 37,500 shares of common stock (post-split) for cash proceeds of $35,000.

On August 4, 2021, the Company issued 300,000 shares (post-split) for services valued at $359,000.

On September 15, 2021, the Company issued 3,750 shares of common stock (post-split) valued at $4,500, in connection with an additional $15,000 advance received on related to a certain note payable dated January 25, 2019.

On September 15, 2021, the Company issued 40,000 shares (post-split) for services valued at $44,800.

On September 16, 2021, the Company issued 370,000 shares (post-split) for services valued at $545,400.

On October 5, 2021, the Company issued 6,250 shares of common stock (post-split) valued at $5,019 for services.

On October 15, 2021, the Company issued 3,125 shares of common stock (post-split) valued at $3,125 for services.

On October 20, 2021 the Company issued 41,250 shares of common stock (post-split) valued at $57,388 for services.

On October 20, 2021, the Company entered into an agreement with a note holder to convert $300,000 of the principal balance of the note and $166,048 in accrued interest to extend the payment date of the first interest payment of $54,994 to January 2, 2023. As consideration, the Company issued the noteholder 750,000 shares of common stock valued at $1,042,500. The Company evaluated the modification under ASC 470-50 and determined that the modifications were considered substantial and qualified for extinguishment accounting under such guidance. As such the Company recorded a loss on extinguishment of debt of $576,452 associated with the excess reacquisition cost of the new debt over the carrying value of the original debt. Additionally, per the agreement, the Company agreed to issue 2,100,000 shares of common stock valued at $2,919,000 to secure a standby letter of credit as security for the Company’s manufacturing vendors. As of December 31, 2021 the Company had issued 1,050,000 shares valued at $1,459,500 and the additional 1,050,000 valued at $1,459,500 were recorded as stock payable.

On October 29, 2021, the Company issued 12,500 shares of common stock (post-split) valued at $16,124 for services.

On November 1, 2021, the Company issued 337,500 shares of common stock (post-split) valued at $428,625 for services.

On November 12, 2021, the Company entered into an agreement to consolidate the two notes payable above dated May 12, 2021 and July 12, 2021 into one $201,000, 12% note due December 15, 2023. As consideration the Company issued the note holder 100,000 shares of common stock valued at $125,000 which was recorded as financing expense.

On November 15, 2021, the Company received and cancelled 88,000 shares of common stock that had previously been issued as commitment shares for a note payable.

On November 17, 2021, the Company issued 112,500 shares of common stock (post-split) for cash proceeds of $90,000.

On November 19, 2021, the Company issued 62,500 shares of common stock (post-split) for cash proceeds of $50,000.

On November 19, 2021, the Company issued 13,338 shares of common stock (post-split) valued at $16,673 for financing costs.

On November 22, 2021, the Company issued 6,250 shares of common stock (post-split) valued at $6,969 for services

On November 22, 2021, the remaining principal balance of $26,083 and $4,881 of accrued interest of a certain note payable dated January 8, 2020 were converted into 82,570 shares of the Company’s common stock valued at $92,066, and a loss on settlement of debt of $61,102 was recorded.

On November 24, 2021, the Company issued 187,500 shares of common stock (post-split) for cash proceeds of $150,000.

On November 26, 2021, the Company issued 200,000 shares of common stock (post-split) valued at $234,000 for services.

On November 29, 2021, the Company issued 12,500 shares of common stock (post-split) valued at $24,000 for services provided in a prior period.

On November 29, 2021, the Company issued 31,250 shares of common stock (post-split) valued at $49,750 for services.

On November 30, 2021, the Company issued 205,000 shares of common stock (post-split) valued at $254,200 for services.

On November 30, 2021, the remaining principal balance of $68,205 and $8,122 of interest of a certain note payable dated January 25, 2019 was converted into 231,294 shares of common stock valued at $286,805 and a loss on settlement of notes of $210,478 was recorded.

On December 1, 2021, the Company issued 959,000 shares of common stock (post-split) valued at $1,179,570 for services.

On December 1, 2021, the Company issued 158,080 shares of common stock to convert $137,500 in principal and $20,565 in interest of outstanding convertible notes payable.

On December 2, 2021, the Company issued 270,000 shares of common stock (post-split) and received cash proceeds of $270,000 in relation to the exercise of warrants.

On December 2, 2021, the Company issued 340,000 shares of common stock (post-split) valued at $418,200 for services.

On December 2, 2021, the Company issued 311,779 shares of common stock to convert $282,500 in principal and $29,779 in interest of outstanding convertible notes payable.

On December 3, 2021, the Company issued 15,000 shares of common stock (post-split) and received cash proceeds of $15,000 in relation to the exercise of warrants.

On December 3, 2021, the Company issued 17,199 shares of common stock to convert $15,000 in principal and $2,199 in interest of outstanding convertible notes payable.

On December 4, 2021, the Company issued 97,500 shares of common stock (post-split) and received cash proceeds of $97,500 in relation to the exercise of warrants.

On December 4, 2021, the Company issued 40,139 shares of common stock (post-split) valued at $49,371 for financing costs.

On December 4, 2021, the Company issued 82,747 shares of common stock to convert $75,000 in principal and $7,747 in interest of outstanding convertible notes payable.

On December 5, 2021, the Company issued 783,500 shares of common stock (post-split) valued at $963,705 to settle $391,750 of accrued salaries and recorded in general and administrative expenses of $571,956.

On December 5, 2021, the Company issued 125,000 shares of common stock (post-split) valued at $153,750 for services.

On December 6, 2021, the Company issued 145,000 shares of common stock (post-split) valued at $178,350 for services.

On December 6, 2021, the Company issued 28,816 shares of common stock to convert $25,000 in principal and $3,815 in interest of outstanding convertible notes payable.

On December 7, 2021, the Company issued 370,000 shares of common stock (post-split) valued at $518,990 for services.

On December 10, 2021, the Company issued 27,295 shares of common stock to convert $25,000 in principal and $2,295 in interest of outstanding convertible notes payable.

On December 17, 2021, the Company issued 25,000 shares of common stock (post-split) and received cash proceeds of $25,000 in relation to the exercise of warrants.

On December 31, 2021, the Company agreed to issue 100,000 shares of common stock (post-split) valued at $148,990 for services. As of December 31, 2021, the shares were not issued and were recorded as stock payable.

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

Subsequent Sales & Issuances of Unregistered Securities

On March 14, 2022, the Company issued 5,000 shares of the Company’s common stock valued at $5,000 for services.

On May 1, 2022, the Company issued 75,000 shares (post-split) to extend a certain note payable dated May 1, 2020.

On May 2, 2022, the Company issued 12,500 shares (post-split) to extend a certain note payable dated May 2, 2017.

On June 1, 2022, the Company agreed to issue 100,000 shares (post-split) to extend a certain note payable dated February 2, 2018. As of October 17, 2022, the shares had not yet been issued.

On July 14, 2022, the Company entered into a $500,000, 12% line of credit with a Company controlled by a shareholder that is due on December 15,2023 and convertible into shares of the Company’s common stock at $.08 per share.

On August 1, 2022, the Company received and cancelled 126,440 shares of common stock valued at $158,050 that had previously been issued as commitment shares for a note payable.

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

Issuer Purchases of Equity Securities

The Company did not repurchase any of its equity securities during the fourth quarter ended December 31, 2021.

Rule 15c2-11 as amended

As noted in our risk factors above, effective on September 28, 2021, may limit a stockholder’s ability to buy and sell our stock.

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

RESULTS OF OPERATIONS

Revenues

In the year ended December 31, 2021 we generated $246,032 in revenues, as compared to $1,661,278 in revenues in the prior year. The decrease in sales was attributable to less sales of our trutankless® residential and light commercial products. Cost of goods sold was $127,669, as compared to $1,304,946 in the prior year.

Expenses

Operating expenses totaled $11,518,635 during the year ended December 31, 2021, as compared to $7,246,905 in the prior year. In the year ended December 31, 2021, our expenses primarily consisted of General and Administrative of $10,617,832, Research and Development of $354,045 and Professional fees of $546,758.

General and administrative fees increased $3,831,932 from the year ended December 31, 2020, to the year ended December 31, 2021. General and administrative fees increased due to an increase in consulting fees associated with business development.

Research and Development increased $166,461 from the year ended December 31, 2020, to the year ended December 31, 2021. Research and Development fees decreased due to development of new products.

Professional fees increased $273,337 from the year ended December 31, 2020, to the year ended December 31, 2021. Professional fees increased due to an increase in legal and accounting fees associated with the normal operations of the business.

Other Expenses

Other expense increased $2,302,982 to $5,979,498 in the year ended December 31, 2021, from $3,676,516 for the year ended December 31, 2020. The increase was the result of the loss on extinguishment of notes payable and interest expense during the year.

Net Loss

In the year ended December 31, 2021, we generated a net loss of $17,379,770, an increase of $6,812,681 from $10,567,089 for the year ended December 31, 2020. This increase was attributable to an increase in stock based consulting payments and interest expense.

Going Concern

The financial statements included in this filing have been prepared in conformity with generally accepted accounting principles that contemplate the continuance of the Company as a going concern.

Management evaluated all relevant conditions and events that are reasonably known or reasonably knowable, in the aggregate, as of the date the consolidated financial statements are issued and determined that substantial doubt exists about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent on the Company’s ability to generate revenues and raise capital. The Company has not generated sufficient revenues from product sales to provide sufficient cash flows to enable the Company to finance its operations internally. As of December 31, 2021, the Company had $59,726 cash on hand. At December 31, 2021, the Company has an accumulated deficit of $60,372,841. For the year ended December 31, 2021, the Company had a net loss of $17,379,770, and cash used in operations of $2,431,848. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year from the date of filing.

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

Liquidity and Capital Resources

At December 31, 2021, we had an accumulated deficit of $60,372,841. Primarily because of our history of operating losses and our recording of note payables, we have a working capital deficiency of $3,582,297 at December 31, 2021. Losses have been funded primarily through issuance of common stock and borrowings from our stockholders and third-party debt. As of December 31, 2021, we had $59,726 in cash, $5,424 in accounts receivable, $119,418 in inventory.

Cash Flows from Operating, Investing and Financing Activities

The following table provides detailed information about our net cash flow for all financial statement periods presented in this Annual Report. To date, we have financed our operations through the issuance of stock and borrowings.

The following table sets forth a summary of our cash flows for the years ended December 31, 2021 and 2020:

	Year ended December 31,
	2021	2020
Net cash used in operating activities	$(2,431,848)	$(1,474,939)
Net cash used in investing activities	(25,298)	-
Net cash provided by financing activities	2,365,244	1,622,225
Net increase/(decrease) in Cash	(91,902)	147,286
Cash, beginning	151,628	4,342
Cash, ending	$59,726	$151,628

Operating activities

Net cash used in operating activities was $2,431,848 for the year ended December 31, 2021, as compared to $1,474,939 used in operating activities for the same period in 2020. The increase in net cash used in operating activities was primarily due to lower volume of units sold and increase in consulting contract cost.

Investing activities

Net cash used in investing activities was $25,298 for the year ended December 31, 2021, as compared to $0 used in investing activities for the same period in 2020. The increase in net cash used in investing activities was primarily due to the purchase of equipment during 2021.

Financing activities

Net cash provided by financing activities for the year ended December 31, 2021 was $2,365,244, as compared to $1,622,225 for the same period of 2020. The increase of net cash provided by financing activities was mainly attributable more cash raised from debt, equity, and royalty financing.

Ongoing Funding Requirements

As of December 31, 2021, we continue to use traditional and/or debt financing to provide the capital we need to run the business. It is possible that we may need additional funding to enable us to fund our operating expenses and capital expenditures requirements.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Index to Financial Statements and Financial Statement Schedules appearing on page 29 of this Form 10-K.

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

Management has undertaken an assessment of the effectiveness of our internal control over financial reporting based on the framework and criteria established in the Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Based upon this evaluation, management concluded that our internal control over financial reporting was not effective as of December 31, 2021.

Our management identified the following material weaknesses in our internal control over financial reporting, which are indicative of many small companies with limited personnel:

•	inadequate controls over maintenance of records
•	deficiencies in the period-end reporting process and accounting policies;
•	inadequate internal controls relating to the authorization, recognition, capture, and review of transactions, facts, circumstances, and events that could have a material impact on the Company’s financial reporting process

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

On October 5, 2021, with an effective date of October 5, 2021, Trutankless wholly-owned subsidiary, Notation Labs, Inc. filed with the Secretary of State of the State of Nevada, a Certificate of Designation of Series A Preferred Stock to authorize 10,000,000 shares of Series A Preferred Stock with 0.001 par share par value, to create 10,000 Series A preferred shares, and assign the rights, preferences, and limitations thereof.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The members of our board of directors serve for one year terms and are elected at the next annual meeting of stockholders, or until their successors have been elected. The officers serve at the pleasure of the board of directors.

Information as to our current directors and executive officers is as follows:

Name	Age	Title	Since
Robertson James Orr	47	Secretary, Treasurer & Director	May 12, 2010
Michael Stebbins	39	Chief Executive Officer, President & Director	June 23, 2016

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

Summary Compensation Table

The table below summarizes the total compensation paid to or earned by our current Executive Officers for the fiscal years ended December 31, 2021, 2020 and 2019.

SUMMARY COMPENSATION TABLE

Name and Principal Positions	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compen- sation ($)	Non-qualified Deferred Compensation Earnings ($)	All Other Compen- sation ($)	Total ($)
Robertson James Orr(1),	2021	75,000	-0-	400,000(7)	-0-	-0-	-0-	-0-	1,746,198
Former President, Former CEO,	2020	11,000	-0-	1,735,198(2)	-0-	-0-	-0-	-0-	1,746,198
Secretary, Treasurer & Director	2019	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

Michael Stebbins(4),	2021	210,000	-0-	2,142,980(8)	-0-	-0-	-0-	-0-	2,116,798
President & Director	2020	165,000	-0-	1,951,798(5)	-0-	-0-	-0-	-0-	2,116,798
	2019	165,000	-0-	-0-	-0-	-0-	-0-	-0-	165,000

1.

Mr. Orr was appointed President, CEO, Secretary, Treasurer, and Director of the Company on May 12, 2010. On February 2, 2017, Mr. Orr resigned as president and on July 29, 2019, Mr. Orr resigned as CEO.

2.	Amount represents the fair market value of 800,000 shares of common stock and 5,000 share of preferred stock issued for services as an employee.
3.	Amount represents the fair market value of 120,000 shares of common stock issued for services as an employee.
4.	Mr. Stebbins was appointed President of the Company on February 2, 2017 and CEO of the Company on July 29, 2019.
5.	Amount represents the fair market value of 1,500,000 shares of common stock and 5,000 share of preferred stock issued for services as an employee.
6.	Amount represents the fair market value of 250,000 shares of common stock issued for services as an employee.
7.	Amount represents the fair market value of 1,200,000 shares of common stock issued for services as an employee.
8.	Amount represents the fair market value of 7,850,000 shares of common stock issued for services as an employee.

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

Option Grants in Last Fiscal Year

During the years ended December 31, 2021 and 2020, we did not grant any options to our officers and directors.

Employment Agreements

The Company has an employment agreement with the President/CEO to perform duties and responsibilities as may be assigned. The base salary is in the amount of $210,000 per annum plus a bonus of 100,000 shares of common stock upon execution of the agreement and an additional 100,000 shares every 90 days thereafter commencing on October 1, 2021 and ending September 30, 2022 with an option renewal on September 15, 2022.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information, to the best of our knowledge, about the beneficial ownership of our common stock on November 13, 2022 relating to the beneficial ownership of our common stock by those persons known to beneficially own more than 5% of our capital stock and by our directors and executive officers.  The percentage of beneficial ownership for the following table is based on 20,367,477shares of common stock outstanding.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and does not necessarily indicate beneficial ownership for any other purpose. Under these rules, beneficial ownership includes those shares of common stock over which the stockholder has sole or shared voting or investment power. It also includes shares of common stock that the stockholder has a right to acquire within 60 days after November 13, 2022, pursuant to options, warrants, conversion privileges or other right. The percentage ownership of the outstanding common stock, however, is based on the assumption, expressly required by the rules of the Securities and Exchange Commission, that only the person or entity whose ownership is being reported has converted options or warrants into shares of our common stock.

Security Ownership of Management, Directors and Certain Beneficial Owners

Title of Class	Name of Beneficial Owner(1)	Number Of Shares	Percent Beneficially Owned
Common	Robertson James Orr - Director(2)	1,165,541	5.7%
Common	Built Right Holdings, LLC(4)	3,253,750	16.0%
Common	Michael Stebbins - CEO and President and Director(2)(3)	1,689,289(3)	8.3%
	All Directors, Officers and Principal Stockholders as a Group	6,108,580	30.0%

1.

As used in this table, “beneficial ownership” means the sole or shared power to vote, or to direct the voting of, a security, or the sole or shared investment power with respect to Common Stock (i.e., the power to dispose of, or to direct the disposition of, a security).

2.	The address of each Officer and Director is c/o Trutankless, Inc., 14646 North Kierland Boulevard, Suite 270, Scottsdale, AZ 85254.
3.

Of the total shares of Common Stock owned or controlled by Mr. Stebbins, 43,750 shares are held by White Isle Holdings, Inc., 1,875 shares are held by Core Financial Companies LLC and 1,000,000 shares are held by Level Point Corp.

4.

These shares are owned directly by Built Right Holdings, LLC, an Arizona limited liability company, and Rodney Cullum may be deemed to have an indirect interest in these securities as the manager of Built Right Holdings, LLC.

Changes in Control

There are no arrangements, known to the Company, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change in control of the Company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Related Persons

As of December 31, 2021 and 2020, the Company had two notes payable due to officers and directors of the Company in the amount of $114,850 and $69,350, respectively. The notes have interest rate that range from 5%-12% and are due on demand.

On April 30, 2021, the Company entered into a $150,000, 12% grid note payable with a Company controlled by the CEO that is due upon demand but no later than April 30, 2022. As of the years ended December 31, 2021 and 2020, the Company has received advances under the note of $102,000 and $0, respectively.

On February 5, 2020, the Company agreed to settle a certain $900,000 convertible note payable issued to a shareholder dated August 2, 2016 and $312,006 in accrued interest. As part of the settlement the Company issued 1,000,000, 5-year warrants exercisable at $0.50 per share valued at $781,755 (See Note 9), 4,000,000 shares of common stock valued at $1,240,000, based on stock price on date of issuance, in settlement of $400,000 of the principal balance of the note, and issued a new $500,000 11% promissory note. The issuance of the shares and warrants under the agreement resulted in the noteholder becoming a more than 5% shareholder and a related party.

The new note is due in two payments, $250,000 January 2, 2022 and $250,000 on January 2, 2023. Interest will accrue from the date of this Note on the unpaid and outstanding Principal balance to be paid as follows: (a) Fifty-Four Thousand Nine Hundred Ninety-Three and 37/100 Dollars ($54,993.37) on January 4, 2021; plus (b) three hundred thousand (300,000) shares of common Stock, by January 3, 2022, plus (c) six hundred thousand (600,000) shares of common stock on January 3, 2023. The Company evaluated the modification under ASC 470-50 and determined that the modifications were considered substantial and qualified for extinguishment accounting under such guidance. As such the Company recorded a loss on extinguishment of debt of $1,725,879 associated with the excess reacquisition cost of the new debt over the carrying value of the original debt. On January 4, 2021, the Company entered into an agreement with the note holder to convert $200,000 of the principal balance of the note and to extend the payment date of the first interest payment of $54,994 to January 2, 2023. As consideration, the Company issued the noteholder 2,200,000 shares of common stock valued at $440,000. The Company evaluated the modification under ASC 470-50 and determined that the modifications were considered substantial and qualified for extinguishment accounting under such guidance. As such the Company recorded a loss on extinguishment of debt of $240,000 associated with the excess reacquisition cost of the new debt over the carrying value of the original debt. On October 20, 2021, the Company entered into an agreement with the note holder to convert $300,000 of the principal balance of the note and $166,048 in accrued interest and to extend the payment date of the second interest payment of $54,994 to January 2, 2023. As consideration, the Company issued the noteholder 750,000 shares of common stock valued at $1,042,500. The Company evaluated the modification under ASC 470-50 and determined that the modifications were considered substantial and qualified for extinguishment accounting under such guidance. As such the Company recorded a loss on extinguishment of debt of $576,452 associated with the excess reacquisition cost of the new debt over the carrying value of the original debt. As of December 31, 2021 and 2020, the note had a balance of $0 and $500,000, respectively.

On October 14, 2021, the Company entered into a $500,000, 0% grid note payable with a Company controlled by a majority shareholder that is due upon demand. As of the years ended December 31, 2021 and 2020, the Company has received advances under the note of $200,000 and $0, respectively.

Interest expense associated with the related party notes for the years ended December 31, 2021 and 2020 was $46,482 and $68,237 respectively.

Accounts payable and accrued liabilities – related party

Rent expense associated with a lease agreement due to a related party was $50,400 and $50,400, respectively.  As of December 31, 2021 and 2020 the Company had amounts due  associated  with the lease of  $106,200 and $60,000, respectively.

As of December 31, 2021 and 2020 the Company had received advances from a related party of $23,500 and $23,500, respectively.

On February 20, 2021, the Company’s subsidiary Notation Labs, Inc entered into an agreement with a Company’s controlled by it’s CEO for consulting and advisory services. As part of the agreement the Company agreed pay $10,000 per month and issue 250,000 share upon execution of the agreement and 250,000 shares for each quarter thereafter. As of December 31, 2021, the Company has issued 1,000,000 shares under the agreement valued at $1,350,000 and the Company owed consulting fees of $70,000.

On December 5, 2021 the Company entered into an agreement to $391,750 of accrued salaries for 783,500 shares of common stock (post-split) valued at $963,705. The loss on settlement of $571,956 was recorded as an offset to general and administrative expenses.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

(1) AUDIT FEES

Audit and Non-Audit Fees

The following table sets forth fees billed to us by our independent auditors, for the years ended 2021 and 2020 for (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements, (ii) services rendered that are reasonably related to the performance of the audit or review of our financial statements that are not reported as Audit Fees, and (iii) services rendered in connection with tax preparation, compliance, advice and assistance.

Fee Category	Fiscal 2021 Fees	Fiscal 2020 Fees

Audit Fees	$41,000	$50,000
Audit Related Fes	-	-
Tax Fees	-	-
All Other Fees	-	-

Total Fees	$41,000	$50,000

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

Not applicable.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

We have filed the following documents as part of this Annual Report on Form 10-K:

1.	The financial statements listed in the “Index to Consolidated Financial Statements” on page 29 are filed as part of this report.
2.	Financial statement schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.
3.	Exhibits included or incorporated herein: See index to Exhibits.

Exhibit Index

Exhibit Number	Exhibit Description
2.1	Acquisition Agreement and Plan of Merger - dated March 3, 2011(3)
2.2	Addendum No. 1 to Acquisition Agreement and Plan of Merger - Dated April 27, 2011(4)
2.3	Agreement and Plan of Merger between Bollente Companies, Inc. and Bollente Name Change Subsidiary, Inc. - Dated June 4, 2018(5)
3(i)(a)	Articles of Incorporation of Bollente Companies, Inc. (Formerly Alcantara Brands Corporation)(1)
3(i)(b)	Certificate of Amendment - Name Change - Dated March 2, 2011(2)
3(i)(c)	Certificate of Change - 50:1 Reverse Split - Dated September 23, 2010(2)
3(i)(d)	Articles of Incorporation of Bollente Name Change Subsidiary, Inc. - Dated June 4, 2018(5)
3(i)(e)	Articles of Merger between Bollente Companies, Inc. and Bollente Name Change Subsidiary, Inc. - Dated June 4, 2018(5)
3(i)(f)	Certificate of Designation of Series B Preferred Stock - Dated April 2, 2020(7)
3(i)(g)	Certificate of Change - Increase Authorized - Dated May 25, 2021(6)
3(ii)(a)	Bylaws of Trutankless, Inc. (1)
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act*
32.1	Certification pursuant to 18 U.S.C. Section 350*
101.INS	XBRL Instance
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation
101.DEF	XBRL Taxonomy Extension Definition
101.LAB	XBRL Taxonomy Extension Label
101.PRE	XBRL Taxonomy Extension Presentation*

1.	Incorporated by reference from the Company’s Registration Statement on Form SB-2 filed on March 19, 2008.
2.	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q filed on November 24, 2010.
3.	Incorporated by reference from the Company’s Current Report on Form 8-K filed on March 10, 2011.
4.	Incorporated by reference from the Company’s Current Report on Form 8-K filed on May 6, 2011.
5.	Incorporated by reference from the Company’s Current Report on Form 8-K filed on June 6, 2018
6.	Incorporated by reference from the Company’s Current Report on Form 8-K filed on May 25, 2021.
7.	Incorporated by reference from the Company’s Annual Report on Form 10-K filed on April 23, 2020.
*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRUTANKLESS INC.

By:	/s/ Michael Stebbins
Michael Stebbins, Chief Executive Officer

Date: November 28, 2022

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michael Stebbins	Chief Executive Officer (Principal Executive Officer), Director and Principal Financial Officer	November 28, 2022
Michael Stebbins

/s/ Robertson J. Orr	Director	November 28, 2022
Robertson James Orr

TRUTANKLESS, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Trutankless, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Trutankless, Inc.  (the Company) as of December 31, 2020, and the related statements of income, stockholders’ deficit, and cash flows for the period ended December 31, 2020, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020, and the results of its operations and its cash flows for the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

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

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provide a reasonable basis for our opinion.

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

Significant judgment is exercised by the Company in determining revenue recognition for these customer agreements, and includes the following:

•	Determination of whether products and services are considered distinct performance obligations that should be accounted for separately.
•	The pattern of delivery (i.e., timing of when revenue is recognized) for each distinct performance obligation.
•	Identification and treatment of contract terms that may impact the timing and amount of revenue recognized.

Given these factors, the related audit effort in evaluating management's judgments in determining revenue recognition for these customer agreements was extensive and required a high degree of auditor judgment.

How the Critical Audit Matter Was Addressed in the Audit

Our principal audit procedures related to the Company's revenue recognition for these customer agreements included the following:

•	We evaluated management's significant accounting policies related to these customer agreements for reasonableness.
•	We selected a sample of customer agreements and performed the following procedures:

o	Obtained and read contract source documents for each selection, and other documents.
o	Tested management's identification and treatment of contract terms.
o

Assessed the terms in the customer agreement and evaluated the appropriateness of management's application of their accounting policies, along with their use of estimates, in the determination of revenue recognition conclusions.

o	Performed analytical procedures including but not limited to.

•	We tested the mathematical accuracy of management's calculations of revenue and the associated timing of revenue recognized in the financial statements.
•	Compared amounts to those of prior periods or other expectations by product line, geographic location, and in total.

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

How the critical audit matter was addressed in the audit

Our principal procedures to address this matter were:

•	Obtained cash flow forecast from the Company, performed audit procedures to evaluate the reasonableness of the forecast by comparing to historical financial statements, financing agreements and cash infusion by shareholders.
•	Obtained subsequent sales information and agreed to shipping records.

/s/ Prager Metis CPAs, LLP

We have served as the Company’s auditor since 2019.

El Segundo, CA

June 24, 2021

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Trutankless, Inc. and subsidiaries

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of Trutankless, Inc. and subsidiaries (the Company) as of December 31, 2021, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for the year ended December 31, 2021, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and the results of its operations and its cash flows for the year ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.  The financial statements of Trutankless, Inc as of December 31, 2020, were audited by other auditors whose report dated June 24, 2021 expressed an unqualified opinion on those consolidated statements.

The Company’s Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company suffered a net loss from operations and has a net capital deficiency, which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which they relate.

Revenue Recognition

As discussed in Note 1, the Company recognizes revenue upon transfer of control of promised services to customers in an amount that reflects the consideration the Company expects to receive in exchange for those products or services. Significant judgment is exercised by the Company in determining revenue recognition for these customer agreements in determining whether products and services are considered distinct performance obligation and the timing of the revenue recognition. Given these factors the related audit effort in evaluating management's judgments in determining revenue recognition for these customer agreements was extensive and required a high degree of auditor judgment.

We tested the Company’s evaluation of the contract terms and determination revenue recognition for products or services.

/s/ M&K CPAS, PLLC

We have served as the Company’s auditor since 2021.

Houston, Texas

November 15, 2022

TRUTANKLESS INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 2021	December 31, 2020
ASSETS
Current assets
Cash	$59,726	$151,628
Accounts receivable, net	5,424	109,966
Inventory	119,418	24,654
Prepaid consulting expenses	-	585,460
Total current assets	184,568	871,708

Other Assets
Prepaid consulting expenses - long term	-	877,515
Right to use asset	17,744	33,990
Other assets	26,439	13,722
Total other assets	44,183	925,227

Total assets	$228,751	$1,796,935

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued liabilities	895,470	1,015,289
Accounts payable and accrued liabilities - related party	199,700	129,700
Lease liability	19,960	16,424
Accrued interest payable - related party	77,419	206,933
Derivative liability	-	302,249
Payroll protection program loan payable	-	107,485
Royalty liability with affiliates	460,000	-
Notes payable - related party	306,350	69,350
Notes payable, net of debt discount	820,717	481,021
Convertible notes payable, net of debt discount	1,031,432	970,839
Total current liabilities	3,811,048	3,299,290

Lease liability - long-term	-	20,765
Notes payable - long term, net of debt discount	201,000	249,027
Convertible notes payable - long term, net of debt discount	-	91,335
Notes payable - related party, non current	110,500	500,000
Total long-term liabilities	311,500	861,127

Total liabilities	4,122,548	4,160,417

Stockholders’ deficit
Preferred stock, $0.001 par value, 9,990,000 shares authorized, 0 and 0 shares issued and outstanding as of December 31, 2021 and 2020, respectively	-	-
Series B Preferred stock, $0.001 par value, 10,000 shares authorized, 10,000 and 10,000 shares issued and outstanding as of December 31, 2021 and 2020, respectively	10	10
Common stock, $0.001 par value, 1,000,000,000 shares authorized, 20,217,577 and 9,225,621 shares issued and outstanding as of December 31, 2021 and 2020, respectively	20,217	9,226
Additional paid in capital	54,170,266	39,961,979
Subscriptions payable	2,288,551	658,374
Accumulated deficit	(60,372,841)	(42,993,071)
Total stockholders’ deficit	(3,893,797)	(2,363,482)

Total liabilities and stockholders’ deficit	$228,751	$1,796,935

The accompanying notes are an integral part of these consolidated financial statements.

TRUTANKLESS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the years ended December 31,
	2021	2020

Revenue	$246,032	$1,661,278

Cost of goods sold	(127,669)	(1,304,946)

Gross profit	118,363	356,332

Operating expenses
General and administrative	10,617,832	6,785,900
Research and development	354,045	187,584
Professional fees	546,758	273,421
Total operating expenses	11,518,635	7,246,905

Loss from operations	(11,400,272)	(6,890,573)

Other income (expenses)
Interest expense	(5,018,470)	(1,705,165)
Gain/Loss on change of derivative liability	149,798	46,864
Loss on extinguishment of notes	(1,212,153)	(2,018,215)
Gain on debt forgiveness of PPP loan	101,327	-
Total income (expenses)	(5,979,498)	(3,676,516)

Net loss before tax provision	(17,379,770)	(10,567,089)
Tax provision	-	-
Net loss	$(17,379,770)	$(10,567,089)

Net loss per common share - basic and diluted	$(1.38)	$(1.40)

Weighted average number of common shares outstanding - basic and diluted	12,578,271	7,521,287

The accompanying notes are an integral part of these consolidated financial statements.

TRUTANKLESS INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

	Preferred Stock		Common Stock		Additional Paid-in	Subscriptions	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Payable	Deficit	Deficit
Balance, December 31, 2019	76,000	76	5,678,413	5,678	28,967,833	424,705	(32,425,982)	(3,027,690)

Stock issued for cash	-	-	727,500	728	706,272	100,000	-	807,000
Stock issued for services	10,000	10	1,820,625	1,821	6,374,754	39,210	-	6,415,795
Rescission and retirement of shares for services	-	-	(62,500)	(63)	(124,937)	-	-	(125,000)
Share and warrants issued for debt extensions		-	12,500	13	40,673	74,945	-	115,631
Conversion of preferred stock to common	(76,000)	(76)	25,625	26	15	35	-	-
Shares and warrants issued to extinguish debt	-	-	545,250	545	2,248,384	-	-	2,248,929
Stock and warrants issued for debt discounts	-	-	562,458	562	1,397,689	19,479	-	1,417,730
Derivative written off to additional paid in capital	-	-	-	-	526,452	-	-	526,452
Rescission and retirement of shares for debt	-	-	(84,250)	(84)	(175,156)	-	-	(175,240)
Net loss	-	-	-	-	-	-	(10,567,089)	(10,567,089)
Balance, December 31, 2020	10,000	10	9,225,909	9,226	39,961,979	658,374	(42,993,071)	(2,363,482)

Stock issued for cash	-	-	2,062,850	2,068	1,649,697	(157,500)	-	1,494,265
Stock issued for services	-	-	5,782,477	5,785	8,112,386	1,826,990	-	9,945,161
Shares issued for beneficial conversion feature	-	-	199,566	200	458,826	(3,774)	-	455,252
Shares issued for debt restructuring	-	-	98,495	98	257,633	(56,154)	-	201,577
Shares issued for extinguishment of notes	-	-	2,064,780	2,056	2,610,099	20,615	-	2,632,770
Shares issued for the settlement of accrued expenses	-	-	783,500	784	962,921	-	-	963,705
Derivative liability written off to APIC	-	-	-	-	152,451	-	-	152,451
Imputed interest	-	-	-	-	4,274	-	-	4,274
Net loss	-	-	-	-	-	-	(17,379,770)	(17,379,770)
Balance, December 31, 2021	10,000	10	20,217,577	20,217	54,170,266	2,288,551	(60,372,841)	(3,893,797)

The accompanying notes are an integral part of these consolidated financial statements.

TRUTANKLESS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the years ended December 31,
	2021	2020
Cash Flows from Operating Activities
Net loss	$(17,379,770)	$(10,567,089)
Adjustments to reconcile net loss to net cash provided by operating activities:
Imputed interest	4,274	-
Shares issued for services	9,945,161	6,290,795
Gain/Loss on change in derivative liability	(149,798)	(46,864)
Shares issued for beneficial conversion feature	201,577	-
Loss on extinguishment of notes payable and accrued expenses	416,539	2,018,215
Loss on extinguishment of notes payable and accrued expenses - related party	816,452
Loss on extinguishment of accrued expenses	571,995
Gain on forgiveness of PPP loan payable	(101,327)	-
Depreciation and amortization	12,581	272
Non cash operating lease expense	(983)	1,521
Allowance for doubtful accounts	-	75,350
Amortization of debt discount	1,300,830	1,423,251
Changes in assets and liabilities
Accounts receivable	104,542	85,065
Inventory	(94,764)	82,304
Prepaid expenses	1,462,975	(981,643)
Accounts payable and accrued liabilities	221,634	(44,381)
Accounts payable and accrued liabilities - related party	199,700
Interest payable - related party	36,534	188,265
Net cash used in operating activities	(2,431,848)	(1,474,939)

Cash Flows from Investing Activities:
Purchase of fixed assets	(25,298)	-
Net cash used in investing activities	(25,298)	-

Cash Flows from Financing Activities:
Proceeds from convertible notes payable	439,590	983,143
Repayments of convertible notes payable	(1,032,563)	(641,600)
Proceeds from payroll protection program loan payable	-	107,485
Proceeds from notes payable	860,358	572,700
Repayments from notes payable	(203,906)	(173,703)
Proceeds from notes payable - related party	347,500	1,000
Repayments from notes payable - related party	-	(800)
Payments for debt extinguishment costs	-	(33,000)
Proceeds from royalty liability	460,000	-
Proceeds from sale of common stock, net of offering costs	1,494,265	807,000
Net cash provided by financing activities	2,365,244	1,622,225

Net increase in cash	(91,902)	147,286
Cash, beginning of period	151,628	4,342
Cash, end of period	$59,726	$151,628

Supplemental disclosure of cash flow information
Cash paid for interest	$93,491	$314,110
Cash paid for taxes	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

TRUTANKLESS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

- Continued -

	For the years ended December 31,
	2021	2020
SUPPLEMENTARY DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Derivative liability written off to additional paid in capital	$152,451	$526,452
Reclassification of notes payable to convertible notes payable	$-	$-
Notes and accrued interest settled with stock	$733,691	$400,000
Notes and accrued interest - related party settled with stock	$666,048	$-
Recognition of debt discount	$455,252	$-
Accrued expenses settled with stock	$391,750	$-
Reclassification of convertible notes payable to notes payable - related party	$-	$500,000
Reclassification of convertible notes payable to notes payable	$-	$160,000
Conversion of Preferred Stock to Common Stock	$-	$240

The accompanying notes are an integral part of these consolidated financial statements.

TRUTANKLESS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021 AND 2020

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

Principles of consolidation

The consolidated financial statements include the accounts of Trutankless, Inc. and its wholly owned subsidiaries. On May 16, 2010, the Company acquired 100% of the outstanding stock of Bollente, Inc. On August 20th, 2020 the Company formed a wholly owned subsidiary, Notation Labs, Inc. All significant inter-company transactions and balances have been eliminated.

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

Income Taxes

The Company’s calculation of its tax liabilities involves dealing with uncertainties in the application of complex tax laws and regulations in various taxing jurisdictions. The Company recognizes tax liabilities for uncertain tax positions based on management’s estimate of whether it is more likely than not that additional taxes will be required. The Company had no uncertain tax positions as of December 31, 2021 and 2020.

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

TRUTANKLESS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021 AND 2020

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

The Company includes interest and penalties arising from the underpayment of income taxes in the statements of operation in the provision for income taxes. As of December 31, 2021 and 2020, the Company had no accrued interest or penalties related to uncertain tax positions.

Earnings per share

The Company follows ASC Topic 260 to account for the earnings per share. Basic earnings per common share (“EPS”) calculations are determined by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per common share calculations are determined by dividing net income by the weighted average number of common shares and dilutive common share equivalents outstanding. During periods of net loss, all common stock equivalents are excluded from the diluted EPS calculation because they are antidilutive. Potential equivalent shares of Common Stock as of December 31, 2021 that have been excluded from the computation of diluted net loss per share amounted to 3,461,400 shares of Common Stock, which included 2,510,485 shares of Common Stock underlying outstanding warrants and 950,915 shares of Common Stock underlying outstanding convertible notes payable.

Accounts receivable

Accounts receivable is comprised of uncollateralized customer obligations due under normal trade terms. The Company performs ongoing credit evaluation of its customers and management closely monitors outstanding receivables based on factors surrounding the credit risk of specific customers, historical trends, and other information. The carrying amount of accounts receivable is reviewed periodically for collectability. If management determines that collection is unlikely, an allowance that reflects management’s best estimate of the amounts that will not be collected is recorded. Accounts receivable are presented net of an allowance for doubtful accounts of $179,381 and $182,191 at December 31, 2021 and 2020, respectively.

Inventory

Inventory, including manufacturing cost and shipping are stated at the lower of cost (average cost) or market (net realizable value).

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

TRUTANKLESS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021 AND 2020

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

The reported fair values for financial instruments that use Level 2 and Level 3 inputs to determine fair value are based on a variety of factors and assumptions. Accordingly, certain fair values may not represent actual values of the Company’s financial instruments that could have been realized as of December 31, 2021 or that will be recognized in the future, and do not include expenses that could be incurred in an actual settlement. The carrying amounts of the Company’s financial assets and liabilities, such as cash, accounts receivable, receivables from related parties, prepaid expenses and other, accounts payable, accrued liabilities, and related party and third-party notes payables approximate fair value due to their relatively short maturities. The Company’s notes payable to related parties approximates the fair value of such instrument based upon management’s best estimate of terms that would be available to the Company for similar financial arrangements at December 31, 2021 and 2020.

Financial assets and liabilities measured at fair value on a recurring basis are summarized below as of December 31, 2021:

	Level 1	Level 2	Level 3	Total
Liabilities
Financial Instruments	$-	$-	$-	$-

Financial assets and liabilities measured at fair value on a recurring basis are summarized below as of December 31, 2020:

	Level 1	Level 2	Level 3	Total
Liabilities
Derivative Financial Instruments	$-	$-	$302,249	$302,249

As of December 31, 2020, the Company’s stock price was $0.20, risk-free discount rate of 0.08% and volatility of 270.79%

The following table provides a summary of the changes in fair value, including net transfers in and/or out, of the derivative financial instruments, measured at fair value on a recurring basis using significant unobservable inputs:

Amount
Balance December 31, 2019	$613,716
Debt discount originated from derivative liabilities	261,845
Derivative reclassed to additional paid in capital	(526,452)
Change in fair market value of derivative liabilities	(46,860)
Balance December 31, 2020	$302,249
Change in fair market value of derivative liabilities	(149,798)
Derivative liability reclassified to additional paid in capital	(152,451)
Balance December 31, 2021	$-

TRUTANKLESS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021 AND 2020

Recent Accounting Pronouncements

In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, which requires contract assets and contract liabilities acquired in a business combination to be recognized and measured by the acquirer on the acquisition date in accordance with ASC 606, Revenue from Contracts with Customers, as if it had originated the contracts. Under the current business combinations guidance, such assets and liabilities are recognized by the acquirer at fair value on the acquisition date. This new guidance is effective for the Company for its fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. The Company is evaluating its potential impact but does not expect the new standard to have a material impact on the Company’s results of operations or cash flows.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments on October 1, 2020 (“ASU 2016-13”). ASU 2016-13 requires entities to use a new forward-looking “expected loss” model that reflects expected credit losses, including credit losses related to trade receivables, and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates, which generally will result in the earlier recognition of allowances for losses. As the Company was a Smaller Reporting Company at the time of issuance of the ASU, the Company expects to adopt the ASU effective October 1, 2023, including the interim periods within the fiscal year. Early application of the adoption is permitted. The Company is evaluating its potential impact but does not expect the new standard to have a material impact on the Company’s results of operations or cash flows.

In August 2020, the FASB issued ASU 2020-06, “Debt - Debt with Conversion and Other Options (subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (subtopic 815-40),” which reduces the number of accounting models in ASC 470-20 that require separate accounting for embedded conversion features. As a result, a convertible debt instrument will be accounted for as a single liability measured at its amortized cost as long as no other features require bifurcation and recognition as derivatives. By removing those separation models, the effective interest rate of convertible debt instruments will be closer to the coupon interest rate. Further, the diluted net income per share calculation for convertible instruments will require the Company to use the if-converted method. The treasury stock method should no longer be used to calculate diluted net income per share for convertible instruments. The amendment will be effective for the Company for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The Company is evaluating its potential impact but does not expect the new standard to have a material impact on the Company’s results of operations or cash flows.

NOTE 2 - GOING CONCERN

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.

Management evaluated all relevant conditions and events that are reasonably known or reasonably knowable, in the aggregate, as of the date the consolidated financial statements are issued and determined that substantial doubt exists about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent on the Company’s ability to generate revenues and raise capital. The Company has not generated sufficient revenues from product sales to provide sufficient cash flows to enable the Company to finance its operations internally. As of December 31, 2021, the Company had $59,726 cash on hand. At December 31, 2021, the Company has an accumulated deficit of $60,372,841. For the year ended December 31, 2021, the Company had a net loss of $17,379,770, and cash used in operations of $2,431,848. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year from the date of filing.

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

NOTE 3 - INVENTORY

Inventories consist of the following at:

	December 31, 2021	December 31, 2020
Finished goods	119,418	24,654
Total	$119,418	$24,654

NOTE 4 - ACCOUNTS RECEIVABLE, NET

Accounts receivable consist of the following at:

	December 31, 2021	December 31, 2020
Accounts receivable	184,805	292,157
Allowance for doubtful accounts	(179,381)	(182,191)
Total	$5,424	$109,966

NOTE 5 - RELATED PARTY

Notes payable - related party consist of the following at:

	December 31, 2021	December 31, 2020
Note payable, secured, 5% interest, due May 2022	$4,350	$4,350
Note payable, secured, 11% interest, due January 2023	-	500,000
Note payable, secured, 12% interest, due May 2030	110,500	65,000
Note payable, secured, 12% interest, due April 2022	102,000	-
Note payable, unsecured, 0% interest, due on demand	200,000	-
Total Notes Payable - related party	$416,850	$569,350
Less unamortized debt discounts	-	-
Total Notes Payable	416,850	569,350
Less current portion	(306,350)	(69,350)
Total Notes Payable - long term	$110,500	$500,000

As of December 31, 2021 and 2020, the Company had two notes payable due to officers and directors of the Company in the amount of $114,850 and $69,350, respectively. The notes have interest rate that range from 5%-12% and are due on demand.

On April 30, 2021, the Company entered into a $150,000, 12% grid note payable with a Company controlled by the CEO that is due upon demand but no later than April 30, 2022. As of the years ended December 31, 2021 and 2020, the Company has received advances under the note of $102,000 and $0, respectively.

On February 5, 2020, the Company agreed to settle a certain $900,000 convertible note payable issued to a shareholder dated August 2, 2016 and $312,006 in accrued interest. As part of the settlement the Company issued 1,000,000, 5-year warrants exercisable at $0.50 per share valued at $781,755 (See Note 9), 4,000,000 shares of common stock valued at $1,240,000, based on stock price on date of issuance, in settlement of $400,000 of the principal balance of the note, and issued a new $500,000 11% promissory note. The issuance of the shares and warrants under the agreement resulted in the noteholder becoming a more than 5% shareholder and a related party.

TRUTANKLESS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021 AND 2020

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

On October 20, 2021, the Company entered into an agreement with the note holder to convert $300,000 of the principal balance of the note and $166,048 in accrued interest and to extend the payment date of the second interest payment of $54,994 to January 2, 2023. As consideration, the Company issued the noteholder 750,000 shares of common stock valued at $1,042,500. The Company evaluated the modification under ASC 470-50 and determined that the modifications were considered substantial and qualified for extinguishment accounting under such guidance. As such the Company recorded a loss on extinguishment of debt of $576,452 associated with the excess reacquisition cost of the new debt over the carrying value of the original debt. As of December 31, 2021 and 2020, the note had a balance of $0 and $500,000, respectively. Additionally, per the agreement, the Company agreed to issue 2,100,000 shares of common stock valued at $2,919,000 to secure a standby letter of credit as security for the Company’s manufacturing vendors. As of December 31, 2021 the Company had issued 1,050,000 shares valued at $1,459,500 and the additional 1,050,000 valued at $1,459,500 were recorded as stock payable.

On October 14, 2021, the Company entered into a $500,000, 0% grid note payable with a Company controlled by a majority shareholder that is due upon demand. As of the years ended December 31, 2021 and 2020, the Company has received advances under the note of $200,000 and $0, respectively.

Interest expense associated with the related party notes for the years ended December 31, 2021 and 2020 was $46,482 and $68,237 respectively.

Accounts payable and accrued liabilities – related party

In January 2019, the Company executed a lease agreement with Templar Asset Group, LLC, a related party. The lease term is one year at a rate of $4,200 per month for a period of one year with an option to continue a month-to-month basis thereafter. Under ASC 842, this lease is not recorded on the balance sheet as its term is 12 months or less.

Rent expense associated with the lease agreement was $50,400 and $50,400, respectively. As of December 31, 2021 and 2020 the Company had amounts due associated with the lease of $106,200 and $25,300, respectively.

As of December 31, 2021 and 2020 the Company had received advances from a related party of $23,500 and $23,500, respectively.

On February 20, 2021, the Company’s subsidiary Notation Labs, Inc entered into an agreement with a Company’s controlled by it’s CEO for consulting and advisory services. As part of the agreement the Company agreed pay $10,000 per month and issue 250,000 share upon execution of the agreement and 250,000 shares for each quarter thereafter. As of December 31, 2021, the Company has issued 1,000,000 shares under the agreement valued at $1,350,000 and the Company owed consulting fees of $70,000.

On December 5, 2021 the Company entered into an agreement to $391,750 of accrued salaries for 783,500 shares of common stock (post-split) valued at $963,705. The loss on settlement of $571,956 was recorded as an offset to general and administrative expenses.

TRUTANKLESS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021 AND 2020

NOTE 6 - ROYALTY LIABILITY WITH AFFILATES

During the year ended December 31, 2021, the Company’s subsidiary Notation Labs, Inc issued a Royalty agreement which it offered 25% of the prospective gross margin of the Company’s leak detection devices currently in development or $20 per product sold when developed, whichever is greater, for $2,000,000 or $20,000 per unit each royalty unit representing 0.25% interest in the gross profit margin or $0.20 for each product sold, for seven years from commercial launch. Under the agreement if the Company enters into any agreement resulting in a change in control due to merger or acquisition of greater than 50% of its voting equity then:

a)	In years One through Three, the Royalty Agreement shall not be callable by the Company or its successor(s)

b)

For the remainder of the Royalty Term, at the discretion of the Company or its successor, the Royalty Agreement may be extinguished with payment from the Company or its successor(s) to the Purchasers which then equals the greater of (i) 250% of the original Subscription price per Unit, or (ii) Five (5) times the amount of the Royalty Payments to the Purchasers during the previous Accounting Period.

As of the December 31, 2021 and 2020, the Company has raised a total of $460,000 and $0, respectively, under this agreement.

NOTE 7 - NOTES PAYABLE

Notes payable consist of the following at:

	December 31, 2021	December 31, 2020
Note payable, secured, 12% interest, due June 1, 2022	$93,411	$249,027
Note payable, secured, 12% interest, due June 1, 2021	300,000	300,000
Note payable, secured, 12% interest, due June 2021	-	231,813
Notes payable, secured, 12% interest, due August 2021	-	258,207
Notes payable, secured, 30% interest, due June 2022	125,000	-
Notes payable, secured, 12% interest, due April 2022	95,000	-
Notes payable, secured, 10% interest, due June 2022	219,333	-
Notes payable, secured, 12% interest, due August 2022	10,000	-
Notes payable, secured, 10% interest, due on demand	21,340	-
Notes payable, unsecured, 0% interest, due on demand	13,000	-
Notes payable, secured, 12% interest, due December 2023	201,000	-
Total Notes Payable	$1,078,084	$1,039,047

Less unamortized debt discounts	(56,367)	(308,999)
Total Notes Payable	1,021,717	730,048
Less current portion	(820,717)	(480,801)
Total Notes Payable - long term	$201,000	$249,247

On September 2, 2016, the Company issued a $100,000 12% promissory note. The note was due on September 1, 2017. As an incentive to enter into the agreement the noteholder was also granted 25,000 shares valued at $25,000 which was recognized as a debt discount. On May 16, 2019, the maturity date of the note was extended to July 1, 2020 (see below) for the issuance of 50,000 shares of common stock valued at $21,000, which was recognized as a debt discount over the extended maturity date. As of December 31, 2021, the full amounts of the debt discount have been amortized.

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

TRUTANKLESS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021 AND 2020

On January 1, 2020, the Company entered into an agreement to consolidate three notes payable above dated September 2, 2016 and February 2, 2018 into one $300,000, 12% note due June 1, 2021. As consideration the Company issued the note holder 175,000 shares of common stock valued at $61,250 which was recorded as financing expense. The Company evaluated the modification under ASC 470-50 and determined that the modifications were considered substantial and qualified for extinguishment accounting under such guidance. As such the Company recorded a loss on extinguishment of debt of $61,250 associated with the excess reacquisition cost of the new debt over the carrying value of the original debt. As of December 31, 2021 and 2020 the balance of the note was $300,000 and $300,000, respectively. As of December 31, 2021 the note is in default.

On June 11, 2020, the Company issued $160,000 of principal amount of 12% secured convertible promissory notes and warrants to purchase common stock. The notes were due between May and August 2018 and bear interest of percent (12%). The notes are secured by all of the Company’s assets. The outstanding principal amounts and accrued but unpaid interest of the notes is convertible at any time at the option of the holder into common stock at a conversion price of $1.00 per share. The notes were issued with warrants to purchase up to 160,000 shares of the Company’s common stock which were valued at $119,616. On May 16, 2019, the maturity date of the note was extended to January 11, 2020 for the issuance of 11,250 shares of common stock (post-Split) valued at $45,900. As of December 31, 2021, $165,516 of the debt discount was amortized and the  note was shown net of unamortized discount of $0.

On January 30, 2019, the Company issued a $100,000 12% promissory note. The note was due on December 31, 2019. As an incentive to enter into the agreement the noteholder was also granted 100,000 shares valued at $45,000 which was recognized as a debt discount. On May 16, 2019, the maturity date of the note was extended to December 31, 2020 (see below) for the issuance of 6,875 shares of common stock(post-split) valued at $23,100 The Company recorded the fair market value of all the shares issued for extensions to financing cost.

On January 1, 2020, the Company entered into an agreement to consolidate the above two notes payable dated June 11, 2018 and January 30, 2019 into one $260,000, 12% note due June 1, 2022. As consideration the Company issued the note holder 175,000 shares of common stock valued at $61,250, which was recognized as a financing cost. The Company evaluated the modification under ASC 470-50 and determined that the modifications were considered substantial and qualified for extinguishment accounting under such guidance. As such, the Company recorded a loss on extinguishment of debt of $68,250 associated with the excess reacquisition cost of the new debt over the carrying value of the original debt. During the year ended December 31, 2021, the Company paid $155,616 to the noteholder, and the balance of note was $93,411 as of December 31, 2021. As of December 31, 2021 the note was in default.

On June 2, 2020, the Company entered in to a $345,000 note payable, including an original issue discount of $34,500 promissory note. Interest under the promissory note is 12% per annum, and the principal and all accrued but unpaid interest is due twelve (12) months from funding with monthly payment of $37,150 beginning on September 1, 2020. On September 6, 2020, the note was amended to increase the payments on the note to $41,420 and extended the first payment to October 2, 2020. In addition, as part of the amendment the Company can further extend the due date of the first payment with notice to the noteholder and payment of an extension fee of $4,142. The holder has the right upon an event of default to convert the note and accrued interest into common shares at the closing bid price on the date preceding the notice of conversion. As an incentive to enter into the agreement, the noteholder was also granted 183,511 shares (post-split) valued at $308,298, based on market value of the shares of $1.68 on the date of issuance which was recognized as a debt discount. During the year ended December 31, 2021, $146,511 of the discount was amortized and the note was shown net of unamortized discount of $0. During the year ended December 31, 2021, the Company paid $231,813 to the noteholder and the balance of note was $0 and $239,820 as of December 31, 2021 and 2020.

On August 20, 2020, the Company entered in to a $278,000 note payable, including an original issue discount of $27,800 promissory note. Interest under the promissory note is 12% per annum, and the principal and all accrued but unpaid interest is due twelve (12) months from funding with monthly payment of $31,136 beginning on November 18, 2020. The holder has the right upon an event of default to convert the note and accrued interest into common shares at the closing bid price on the date preceding the notice of conversion. As an incentive to enter into the agreement, the noteholder was also granted 125,365 shares(post-split) valued at $211,622, based on market value of the shares of $1.46 on the date of issuance which was recognized as a debt discount. During the year ended December 31, 2021, $259,182 of the discount was amortized and the note was shown net of unamortized discount of $47,560. During the year ended December 31, 2021, the Company paid $258,207 to the noteholder, and the balance of note was $0 and $250,200 as of December 31, 2021 and 2020, respectively.

TRUTANKLESS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021 AND 2020

On January 8, 2021, the Company entered into a $125,000, 30% note payable due on June 8, 2021. Under the note the Company must make interest only payments of $3,125 starting on February 10, 2021 and continuing through maturity. On December 31, 2021, the noteholder extended the due date to June 8, 2022 for $1,250. The Company made interest payments totaling $31,250 during the year ended December 31, 2021. As of December 31, 2021 and 2020 the balance of the note was $125,000 and $0, respectively. As of December 31, 2021 the note is in default.

On March 12, 2021, the Company entered into a $101,125, 24% note payable due on July 12, 2021. As of December 31, 2021, the note was paid in full.

On April 26, 2021, the Company entered into a $95,000, 12% note payable due on April 26, 2022. As of December 31, 2021 and 2020 the balance of the note was $95,000 and $0, respectively.

On May 7, 2021, the Company entered into a $10,000, 12% note payable due on May 7, 2022. As of December 31, 2021, the note was paid in full.

On June 28, 2021, the Company entered in to a $350,000 note payable, including an original issue discount of $56,892. Interest under the promissory note is 12% per annum, and the principal and all accrued but unpaid interest is due twelve (12) months from funding with monthly payment of $39,200 beginning on August 6, 2021. As an incentive to enter into the agreement, the noteholder was also granted 157,834 shares valued at $169,198, based on market value of the shares on the date of issuance which was recognized as a debt discount. During the year ended December 31, 2021, $106,892 of the discount was amortized and the note was shown net of unamortized discount of $56,367. During the year ending December 31, 2021 the Company paid $130,667 to the shareholders and the balance of the note was $219,333 as of December 31, 2021.

On August 18, 2021, the Company entered into a $10,000, 12% note payable due on August 18, 2022. As of December 31, 2021 and 2020 the balance of the note was $10,000 and $0, respectively.

On September 3, 2021, the Company entered into a $150,000, 12% grid note payable that is due 30 days upon demand. As of the year ended December 31, 2021, the Company has received advances under the note of $21,340.

On May 12, 2021, the Company entered into a $103,000, 24% note payable due on September 12, 2021.

On July 12, 2021, the Company entered into a $98,000, 12% note payable due on November 12, 2021.

On November 12, 2021, the Company entered into an agreement to consolidate the two notes payable above dated May 12, 2021 and July 12, 2021 into one $201,000, 12% note due December 15, 2023. As consideration the Company issued the note holder 100,000 shares of common stock valued at $125,000 which was recorded as financing expense. The Company evaluated the modification under ASC 470-50 and determined that the modifications were considered substantial and qualified for extinguishment accounting under such guidance. As such the Company recorded a gain on extinguishment of debt of $15,643 associated with the deficit reacquisition cost of the new debt over the carrying value of the original debt. As of December 31, 2021 and 2020 the balance of the note was $201,000 and $0, respectively.

On November 4, 2021, the Company entered into a $25,000, 0% note payable due on demand. During the year ending December 31, 2021 the Company paid $12,000 to the note holder and the balance was $13,000 and $0 as of December 31, 2021 and 2020, respectively.

Interest expense including amortization of the associated debt discount for the years ended December 31, 2021 and 2020 was $577,374 and $384,109, respectively.

TRUTANKLESS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021 AND 2020

Payroll Protection Program

On May 4, 2020, we received funds under the Paycheck Protection Program, a part of the CARES Act. The loan is serviced by Bank of America, and the application for these funds required us to, in good faith, certify that the current economic uncertainty made the loan necessary to support our ongoing operations. We used the funds for payroll and related costs. The receipt of these funds, and the forgiveness of the loan attendant to these funds, is dependent on our ability to adhere to the forgiveness criteria. The loan bears interest at a rate of 1.0% per annum and matures on May 4, 2022, with the first payment deferred until November 2020. Under the terms of the PPP, certain amounts may be forgiven if they are used in accordance with the CARES Act. The Company believes that the full amount of the $107,485 Paycheck Protection Program loan will be forgiven, and therefore, the entire loan is classified as a current liability in the accompanying Balance Sheet. As of December 31, 2021 the Company had paid $6,158 of principal and interest on the loan and the remainder of the note was forgiven in full. As of December 31, 2021, a gain on debt forgiveness of $101,327 had been recorded.

Interest expense for the years ended December 31, 2021 and 2020 was $816 and $710, respectively.

Convertible notes payable, net of debt discount consist of the following:

	December 31, 2021	December 31, 2020
Convertible note payable, secured, 12% interest, due August 31, 2019, in default	50,000	50,000
Convertible note payable, secured, 12% interest, due May 2, 2022	100,000	100,000
Convertible note payable, secured, 10% interest, due May 2, 2021 in default	50,000	50,000
Convertible note payable, secured, 10% interest, due May 22, 2020, in default	5,000	5,000
Convertible note payable, secured, 12% interest, due Feb 15, 2021, in default	75,000	75,000
Convertible notes payable, secured, 4% interest, due October 14, 2020, in default	75,000	75,000
Convertible note payable, secured, 10% interest, due February 8, 2020	-	50,000
Convertible note payable ,12% interest, due May 2020, in default	162,750	168,750
Convertible note payable, secured, 10% interest, due February 8, 2020	-	50,000
Convertible note payable, secured, 8% interest	-	44,060
Convertible note payable, secured, 10% interest, due October 17, 2021	-	23,000
Convertible note payable, secured, 8% interest, due April 30, 2022	-	26,000
Convertible note payable, secured, 10% interest, due May 1, 2022	350,000	350,000
Convertible note payable, secured, 10% interest, due October 18, 2022	-	26,083
Convertible notes payable, secured, 10% interest, due May through November 2022	-	435,000
Convertible note payable, secured, 12% interest, due January 6, 2022	30,382	-
Convertible note payable, secured, 12% interest, due February 8, 2022	100,000	-
Convertible notes payable, secured, 4% interest, due March 3, 2021, in default	25,000	-
Convertible notes payable, secured, 10% interest, due December 2021, in default	10,000	-
Total convertible notes payable	1,033,132	1,527,893

Less unamortized discounts	(1,700)	(465,719)
Total convertible notes payable, net	$1,031,432	$1,062,174
Less current portion	(1,031,432)	(970,839)

Convertible notes payable, net - Long-term	$-	$91,335

On June 2, 2016, the Company issued $50,000 of principal amount of 12% secured convertible promissory notes and 6,250 warrants to purchase common stock (post-split). The note was due on August 31, 2018, was later extended to August 31, 2019, bears interest of twelve percent (12%) and is currently in default. The outstanding principal amounts and accrued but unpaid interest of the notes is convertible at any time at the option of the holder into common stock at a conversion price of $8.00 per share (post-split). The notes were issued with warrants to purchase up to 6,250 shares of the Company’s common stock at an exercise price of $12 per share (post-split). As of December 31, 2021 and 2020 the balance of the note was $50,000 and $50,000, respectively.

TRUTANKLESS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021 AND 2020

On May 2, 2017, the Company issued $100,000 of principal amount of 12% secured convertible promissory notes and 20,000 warrants to purchase common stock. The note was due on May 2, 2020 and is secured by the Company’s accounts receivable and inventory and on August 1, 2020, for the issuance of $6,250 shares (post-split) valued at $10,000 based on market value of the shares of $1.6 (post-split) on the date of issuance, was further extended to February 1, 2021, and was again extended on April 20, 2021 to May 2, 2022 for the 12,500 shares (post-split) valued at $17,000, which is included in stock payable. The outstanding principal amounts and accrued but unpaid interest of the notes is convertible at any time at the option of the holder into common stock at a conversion price of $4 per share (post-split). The notes were issued with warrants to purchase up to 10,000 shares of the Company’s common stock at an exercise price of $8.00 per share (post-split). As of December 31, 2021 and 2020 the balance of the note was $100,000 and $100,000, respectively. As of the date of filing the loan is in default.

On May 2, 2017, the Company issued $50,000 of principal amount of 10% secured convertible promissory notes and 10,000 warrants to purchase common stock. The note was due on May 2, 2020, and is secured by the Company’s accounts receivable and inventory. On April 22, 2020, the note was extended to May 2, 2021. The outstanding principal amounts and accrued but unpaid interest of the notes is convertible at any time at the option of the holder into common stock at a conversion price of $4 per share (post-split). The notes were issued with warrants to purchase up to 1,250 shares (post-split) of the Company’s common stock at an exercise price of $8.00 per share (post-split).  As of December 31, 2021 and 2020 the balance of the note was $50,000 and $50,000, respectively. As of December 31, 2021 the loan was in default.

On May 22, 2017, the Company issued $5,000 of principal amount of 10% secured convertible promissory notes and 125 warrants (post-split) to purchase common stock at an exercise price of $8 (post-split). The note was due on May 22, 2020, and is currently in default secured by the Company’s accounts receivable and inventory. The outstanding principal amounts and accrued but unpaid interest of the notes is convertible at any time at the option of the holder into common stock at a conversion price of $0.50 per share. The notes were issued with warrants to purchase up to 125 shares of the Company’s common stock at an exercise price of $8.00 per share (post-split). As of December 31, 2021 and 2020 the balance of the note was $5,000 and $5,000, respectively.

On February 15, 2018, the Company issued a $75,000 12% secured convertible promissory note. The note was due on February 24, 2020, and is secured by the Company’s accounts receivable and inventory. On April 22, 2020, the due date of the note was extended to February 15, 2021, for the issuance of 6,250 shares of common stock (post-split) valued at $8,995 and is currently in default. As of December 31, 2021 and 2020 the balance of the note was $75,000 and $75,000, respectively.

On January 25, 2019, the Company issued a $100,000 8% convertible note. The note was due on March 1, 2019, and is convertible at a rate of $4 per share (post-split). On April 29, 2020, the note was amended to be due on demand but not before January 25, 2021 and the conversion price was changed to $0.80 per share (post-split). As consideration, the Company granted 140,000 three-year warrants exercisable at $1 per share (post-split) and valued at $21,836. The Company evaluated the modification under ASC 470-50 and determined that the modifications were considered substantial and qualified for extinguishment accounting under such guidance. As such the Company recorded a loss on extinguishment of debt of $34,086 associated with the excess reacquisition cost of the new debt over the carrying value of the original debt. Additionally, the reduction of the conversion price resulted in a beneficial conversion feature totaling $12,250. The noteholder is due two shares of common stock for every dollar funded. As of December 31, 2021, the noteholder advanced a total of $127,960 and is due 91,990 shares valued at $69,588, based on market value of the shares on the date of the agreement, and has made payments on the principal balance of $59,755. On November 30, 2021 the remaining principal balance of $68,205 and $8,122 of interest was converted into 231,294 shares of common stock (post-split) valued at $286,805 and a loss on settlement of notes of $210,478 was recorded. As of December 31, 2021, there was an outstanding balance on the note in the amount of $0.

On February 8, 2019, the Company issued a $50,000 10% convertible note. The note was due on February 8, 2020, and is currently in default. As an incentive to enter into the agreement, the noteholder was also granted 7,500 shares valued at $30,000, which was recognized as a debt discount. As of December 31, 2021 and 2020 the balance of the note was $50,000 and $50,000, respectively.

On February 19, 2019, the Company issued a $25,000 4% convertible note. The note was due on August 19, 2019 and is convertible at a rate of $4 per share (post-split). On February 14, 2019, the noteholder agreed to extend the note through October 14, 2020. As an incentive to enter into the agreement, the noteholder was also granted 625 shares (post-split) valued at $2,500, which was recognized as a debt discount. As of December 31, 2021, the shares have not been issued and were included in stock payable. As of December 31, 2021, the note was shown net of unamortized discount of $0. As of December 31, 2021 and 2020 the balance of the note was $25,000 and $25,000, respectively.

TRUTANKLESS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021 AND 2020

On October 18, 2019, the Company issued a $23,000 10% convertible note. The note is due on October 17, 2021 and is convertible at a rate of $4 per share (post-split). As an incentive to enter into the agreement, the noteholder was also granted 5,750 shares (post-split) valued at $15,175, , which was recognized as a debt discount. During the year ended December 31, 2020, the Company restructured the note to reduce the conversion price to $0.80 per share (post-split) and the noteholder advanced another $6,000. As consideration, the Company issued an additional 1,500 shares of common stock (post-split) valued at $4,560 and 29,000 warrants (post-split) valued at $82,131. As of December 31, 2021 the note was paid in full and the recorded balance was $0.

On November 19, 2019, the Company entered in to a $281,000 convertible note payable, including an original issue discount of $28,100 convertible promissory note pursuant to which $150,000 was borrowed, including a $18,500 discount during the year ended December 31, 2019. Interest under the convertible promissory note is 12% per annum, and the principal and all accrued but unpaid interest is due 180 days from funding, which has July 19, 2020 for the first tranche. On May 20, 2020, the noteholder agreed to extend the due date of the first tranche of funding until July 19, 2020 and is currently past due. On the date of default, the Company incurred a default penalty of 50% of the balance of the note amounting to $54,250. The note is convertible at the lesser of (i) 70% multiplied by the lowest Trading Price during the previous twenty-five (25) trading day period ending on the latest complete Trading Day prior to the date of the note and 70% of the market price with a floor of $0.01. As an incentive to enter into the agreement, the noteholder was also granted 53,375 shares (post-split) valued at $175,070. The Company analyzed the conversion feature and determined it was required to be bifurcated and recognized as a derivative liability. The derivative at inception was valued at $192,226, based on the Black Scholes Merton pricing model. As the fair value of the derivative and the shares issued at inception were in excess of the face amount of the note, the Company recorded a debt discount in the amount of $168,500 to be amortized utilizing the effective interest method of accretion over the term of the note. Further, the excess of $104,041 was recognized as a financing cost on the Statement of Operations. As of December 31, 2021, the Company paid the $60,000 toward the principal balance under the first tranche of $60,000. As of December 31, 2021, the fair value of the derivative liability associated with the note of $152,451 was reclassified to additional paid in capital.  For the years ended December 31, 2021 and 2020, the Company recorded amortization of the debt discount of $0 and $129,401, respectively. As of December 31, 2021, $168,500 of the debt discount has been amortized and the note was shown net of unamortized discount of $0. As of December 31, 2021 and 2020 the balance of the note was $162,750 and $168,750, respectively.

On January 8, 2020, the Company issued a $26,083 convertible note. The note was due on January 8, 2022 and is convertible at a rate of $0.80 per share (post-split). On November 19, 2021, the noteholder agreed to extend the note through October 18, 2022. As an incentive to enter into the agreement, the noteholder was also granted 13,338 shares valued at $16,673. As an incentive to enter into the agreement, the noteholder was also granted 6,521 shares (post-split) and 26,083 2-year warrants exercisable at $1 (post-split). The issuance of the note and warrants resulted in a discount from the beneficial conversion feature totaling $26,083, including $13,203 attributable to the conversion feature, $10,566 attributable to the warrants, and $2,313 was attributable to the shares. The excess fair value of the consideration given of $19,823 was recorded as financing expense. On November 22, 2021 the remaining principal balance of $26,083 and $4,881 of accrued interest were converted into 82,570 shares of the Company’s common stock valued at $92,066, and a loss on settlement of debt of $61,102 was recorded. For the years ended December 31, 2021 and 2020, the Company recorded amortization of the debt discount of $13,509 and $12,574, respectively. As of December 31, 2021 and 2020 the balance of the note was $0 and $26,083, respectively.

On April 30, 2020, the Company issued a $100,000 8% convertible note. The note is due on April 30, 2022 and is convertible at a rate of $1 per share (post-split) which resulted in a discount from the beneficial conversion feature totaling 20,250. The note holder is due one quarter (1/4) of a  shares of common stock and one three-year warrant exercisable at a rate of $1 (post-split) for every dollar funded.  As of December 31, 2021, the noteholder advanced a total of $26,000 and is due 6,500 shares (Post split) valued at $7,740, based on market value of the shares on the date of funding and 208,000 warrants valued at $26,000 which was recorded as financing expense. For the year ended December 31, 2021 and 2020, the Company recorded amortization of the debt discount of $20,278 and $0, respectively. As of December 31, 2021 and 2020, the note had a balance of $0 and $26,000, respectively.

TRUTANKLESS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021 AND 2020

On May 5, 2020, the Company issued a $350,000 10% convertible note. The note is due on May 1, 2020 and is convertible at a rate of $1 per share (post-split). As an incentive to enter into the agreement the noteholder was also granted 187,500 shares (post-split) valued at $207,000, which was recognized as a debt discount. On April 21, 2021, the noteholder agreed to extend the note through May 1, 2022. As an incentive to enter into the agreement, the noteholder was also granted 12,500 shares (post-split) valued at $20,000, which was recognized as financing expense. For years ended December 31, 2021 and 2020, the Company recorded amortization of the debt discount of $82,545 and $166,455, respectively. As of December 31, 2021, the note was shown net of unamortized discount of $0. As of December 31, 2021 and 2020 the balance of the note was $350,000 and $350,000, respectively.

As of December 31, 2021, we issued secured convertible promissory notes in the aggregate principal amount of $560,000 to several accredited investors through a private placement of which $125,000 in notes were issued during the years ended December 31, 2021 including a original issue discount of $30,050. The convertible notes bear interest at a rate of 10% per annum, mature two years from issuance. The notes and accrued interest are convertible at the option of the noteholder into our common stock at $1 per share (post-split). As an incentive to enter into the agreements the Company also issued 560,000 three-year warrants exercisable at $1 per share (post-split) The issuance of the note and warrants resulted in a discount from the beneficial conversion feature totaling $537,919, including $178,565 attributable to the conversion feature, $329,304 attributable to the warrants, which was recorded as a debt discount. During the years ended December 31, 2021 and 2020, $458,316 and $79,603 of the discount was amortized, respectively. During the year ended December 31, 2021, $560,000 of principal and $66,400 of interest were converted into 625,916 shares of the Company’s common stock, and the balance of the notes was $0. As of December 31, 2021 and 2020 the balance of the notes was $0 and $435,000, respectively.

As part of the private placement, the Company paid a consultant a $50,000 retainer and commissions equivalent to 10% of the gross proceeds received from the issuance of convertible notes which were recorded as financing cost.

On January 6, 2021, the Company entered into a $275,000, 10% convertible note payable due January 6, 2022, including an original issue discount of $35,000. The note is convertible into shares of common stock equal to the closing bid price of common stock on the trading day immediately preceding the date of conversion. On February 7, 2021 and granted the noteholder an additional 122,857 shares of common stock (post-split) valued $167,086 and 19,000 five-year warrants exercisable at $1 (post-split) valued at $30,400. During the year ended December 31, 2021 the Company made payments totaling $244,618 in principal, and the balance of the loan as of December 31, 2021 was $30,382. During the year ended December 31, 2021, $232,486 of the discount was amortized and the note was shown net of unamortized discount of $0. As of December 31, 2021 and 2020 the balance of the note was $30,382 and $0, respectively.

On February 8, 2021, the Company entered into an agreement to consolidate two notes payable above dated September 17, 2018 and February 8, 2019 into one $100,000, 12% note due February 8, 2022. The note is convertible into shares of common stock at a conversion price of $.80 per share (post-split). As consideration the Company issued the note holder 12,500 shares of common stock (post-split) valued at $20,000 which was recorded as financing expense. As of the December 31, 2021, the share were not issued and included in stock payable. The Company evaluated the modification under ASC 470-50 and determined that the modifications were considered substantial and qualified for extinguishment accounting under such guidance. As such the Company recorded a loss on extinguishment of debt of $20,000 associated with the excess reacquisition cost of the new debt over the carrying value of the original debt. As of December 31, 2021 the balance of the note was $100,000.

On March 3, 2021, the Company issued a $25,000 4% convertible note. The note is due on March 3, 2022 and is convertible at a rate of $0.80 per share (post-split). For the year ended December 31, 2021, the Company recorded amortization of the debt discount of $8,301 and $0. As of December 31, 2021, the note was shown net of unamortized discount of $1,700. As of December 31, 2021 the balance of the note was $25,000.

On June 15, 2021, the Company entered into a $10,000, 10% note payable due on December 15, 2021. The note is convertible at $0.80 per share (post-split). As an inducement to enter into the agreement the Company also granted the noteholder 6,875 shares of common stock (post-split). The issuance of the note and shares resulted in a discount from the beneficial conversion feature totaling $5,699, including $2,151 attributable to the conversion feature and $3,548 was attributable to the shares. For the year ended December 31, 2021, the Company recorded amortization of the debt discount of $5,699. As of December 31, 2021, the note balance was $10,00 and was shown net of unamortized discount of $0.

Interest expense including financing cost and amortization of the associated debt discount on all of the above convertible notes for the years ended December 31, 2021 and 2020 was $1,037,108 and $1,013,972, respectively.

TRUTANKLESS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021 AND 2020

NOTE 8 - DERIVATIVE LIABILITY

The Company accounts for the fair value of the conversion features of its convertible debt in accordance with ASC Topic No. 815-15 “Derivatives and Hedging; Embedded Derivatives” (“Topic No. 815-15”). Topic No. 815-15 requires the Company to bifurcate and separately account for the conversion features as an embedded derivative contained in the Company’s convertible debt. The Company is required to carry the embedded derivative on its balance sheet at fair value and account for any unrealized change in fair value as a component of results of operations. The Company values the embedded derivatives using the Black-Scholes pricing model. The Company has determined that all convertible debt has variable conversion, however the shareholders with the controlling votes have agreed to increase the authorized shares in case the Company needs to convert the notes. Therefore, the conversion feature is not required to be bifurcated under ASC 815.

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

Undiscounted Cash Flows

As of December 31, 2021, the right of use asset and lease liability were shown on the consolidated balance sheet at $17,744 and $19,960, respectively. The table below reconciles the fixed component of the undiscounted cash flows and the total remaining years to the operating lease liability recorded on the consolidated balance sheet as of December 31, 2021:

Amounts due as of December 31, 2021	Operating Leases
2021	-
2022	21,370
Total minimum lease payments	$21,370
Less: effect of discounting	(1,410)
Present value of future minimum lease payments	$19,960
Less: current obligations under leases	(19,960)
Long-term lease obligations	$-

Legal Matter

On July 6, 2020, we received a letter from the staff of the Division of Enforcement of the Securities and Exchange Commission (the “Staff”) that indicated the Company may have violated certain rules and regulations regarding a late filing notification filed by the Company and that the Staff is conducting an informal inquiry into the matter. On April 29, 2021, the Company agreed to pay civil penalties of $25,000 to the Securities and Exchange Commission in settlement of the matter. Payment shall be made in the following four installments: (1) $5,000 within 14 days of entry of the order; (2) $7,500 within 180 days of entry of the order; (3) $6,250 within 270 days of entry of the order; and (4) $6,250 within 360 days of entry of the order. As of December 31, 2021, $5,000 was paid and $20,000 remained due.

NOTE 10 - STOCK WARRANTS

On January 18, 2021, the Company granted 19,000 (post-split) 3 years warrants exercisable at $1.00 per share with the issuance of a convertible note payable, valued at $30,400. The warrants were valued using the Black-Scholes option pricing model. Assumptions used in the valuation include the following: a) market value of stock on measurement date of $0.20; b) risk-free rate of 0.46%; c) volatility factor of 419%; d) dividend yield of 0%.

On January 22, 2021, the Company granted 75,000 (post-split) 3 years warrants exercisable at $1.00 per share with the issuance of a convertible note payable, valued at $27,873. The warrants were valued using the Black-Scholes option pricing model. Assumptions used in the valuation include the following: a) market value of stock on measurement date of $0.27; b) risk-free rate of 0.13%; c) volatility factor of 220%; d) dividend yield of 0%.

On February 2, 2021, the Company granted 50,000 (post-split) 3 years warrants exercisable at $8.00 per share with the issuance of a convertible note payable, valued at $18,688. The warrants were valued using the Black-Scholes option pricing model. Assumptions used in the valuation include the following: a) market value of stock on measurement date of $0.28; b) risk-free rate of 0.11%; c) volatility factor of 220%; d) dividend yield of 0%.

On February 8, 2021, the Company issued 18,750 shares of common stock and 18,750 warrants for cash proceeds of $15,000.

On February 24, 2021, the Company issued 137,500 shares of common stock and 137,500 warrants for cash proceeds of $110,000.

On February 11, 2021, the Company granted 125,000 3 years warrants (post-split) exercisable at $1.00 per share in connection with a consulting agreement, valued at $213,817. The warrants were valued using the Black-Scholes option pricing model. Assumptions used in the valuation include the following: a) market value of stock on measurement date of $0.21; b) risk-free rate of 0.19%; c) volatility factor of 376%; d) dividend yield of 0%.

On February 17, 2021, the Company sold 62,500 shares of common stock (post-split) and 62,500 warrants (post-split) for cash proceeds of $50,000.

On June 1, 2021, the Company granted 125,000 3 years warrants (post-split) exercisable at $1.00 per share in connection with the modification of a debt agreement, valued at $150,163. The warrants were valued using the Black-Scholes option pricing model. Assumptions used in the valuation include the following: a) market value of stock on measurement date of $0.16; b) risk-free rate of 0.31%; c) volatility factor of 209%; d) dividend yield of 0%.

On June 22, 2021, the Company sold 375,000 shares of common stock (post-split) and 375,000 warrants (post-split) for cash proceeds of $50,000.

TRUTANKLESS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021 AND 2020

On July 9, 2021, the Company sold 12,500 shares of common stock (post-split) and 12,500 warrants (post-split) for cash proceeds of $10,000.

On July 12, 2021, the Company sold 12,500 shares of common stock (post-split) and 12,500 warrants (post-split) for cash proceeds of $10,000.

On August 23, 2021, the Company sold 12,500 shares of common stock (post-split) and 12,500 warrants (post-split) for cash proceeds of $15,000.

On September 30, 2021, the Company sold 112,500 shares of common stock (post-split) and 112,500 warrants (post-split) for cash proceeds of $90,000.

TRUTANKLESS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021 AND 2020

The following is a summary of stock warrants activity during the period ended December 31, 2021.

	Number of Shares	Weighted Average Exercise Price
Balance, December 31, 2020	1,848,985	$2.16
Warrants granted and assumed	1,144,000	$1.00
Warrants expired	-	-
Warrants canceled	-	-
Warrants exercised	(482,500)	$1.00
Balance outstanding and exercisable, December 31, 2021	2,510,485	$1.85

The following is a summary of stock warrants activity during the period ended December 31, 2020.

	Number of Shares	Weighted Average Exercise Price
Balance, December 31, 2019	309,765	$8.00
Warrants granted and assumed	1,747,470	$1.84
Warrants expired	-	-
Warrants canceled	(208,250)	$8.00
Warrants exercised	-	-
Balance outstanding and exercisable, December 31, 2020	1,848,985	$2.16

NOTE 11 - INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company recorded the valuation allowance due to the uncertainty of future realization of federal and state net operating loss carryforwards. The deferred income tax assets are comprised of the following at December 31, 2021 and 2020:

	2021	2020
Deferred income tax assets:	$12,899,777	$11,980,119
Valuation allowance	(12,899,777)	(11,980,119)
Net deferred tax asset	$-	$-

Reconciliation between the statutory rate and the effective tax rate is as follows at December 31, 2021 and 2020:

	2021	2020
Effective Tax Rate Reconciliation:
Federal statutory tax rate	21.0%	21.0%
State taxes, net of federal benefit	0.0%	0.0%
Change in valuation allowance	(21.0)%	(21.0)%
Effective tax rate	0.0%	0.0%

As of December 31, 2021, the Company had net operating loss carryforwards of approximately $61,427,510 and net operating loss carryforwards expire in 2022 through 2030. The current year’s net operating loss will carryforward indefinitely, limited to 80% of the current year taxable income.

The current income tax benefit of $915,458 generated for the year ended December 31, 2021 was offset by an equal increase in the valuation allowance. The valuation allowance was increased due to uncertainties as to the Company’s ability to generate sufficient taxable income to utilize the net operating loss carryforwards which is the only significant component of deferred taxes.

The Company recognizes interest and penalties related to uncertain tax positions in general and administrative expense. As of December 31, 2021 and 2020 the Company has no unrecognized uncertain tax positions, including interest and penalties.

TRUTANKLESS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021 AND 2020

NOTE 12 - STOCKHOLDERS’ EQUITY

The Company is authorized to issue 10,000,000 shares of its $0.001 par value preferred stock and 100,000,000 shares of its $0.001 par value common stock. On October 26, 2020, the Board of Directors (the Board), authorized the Company to amend the Articles of Incorporation of the Corporation to increase the authorized capital stock of the Corporation to 1,010,000,000 shares, of which 1,000,000,000 shall be authorized as common shares and 10,000,000 shall be authorized as preferred shares. Additionally, the Board authorized the execution of a reverse split of the issued and outstanding shares of the Corporation’s common stock at a ratio of up to one post-split share per twenty-five pre-split shares (1:25) at a time and exact ratio amount the Board of Directors deems appropriate. On September 27, 2021, FINRA approved a 1-for-8 reverse stock split of the Company’s common stock that was approved by the Company’s Board of Directors. The Company’s equity transactions have been retroactively restated to reflect the effect of the stock split.

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

On January 6, 2021, the Company issued 122,858 (post-split) shares of common stock valued $167,086 in connection with a notes payable dated January 6, 2021.

On February 4, 2021, the Company issued 271,875 (post-split) shares for services valued at $588,250.

On February 8, 2021, the Company issued 18,750 (post-split) shares of common stock and 18,750 warrants (post-split) for cash proceeds of $15,000.

On February 8, 2021, the Company issued 7,500 (post-split) shares for services valued at $12,800.

On February 8, 2021, the Company entered into an agreement to consolidate two $50,000 notes payable dated September 17, 2018 and February 8, 2019 into one $100,000, 12% note due February 8, 2022 convertible at $0.10 per share. As consideration the Company is to issue the note holder 12,500 shares of common stock (post-split) valued at $20,000. As of December 31, 2021, the shares have not been issued.

On February 17, 2021, the Company issued 14,540 shares (post-split) valued at $20,604 in connection with shares due from a certain note payable dated January 25, 2019 and included in stock payable as of December 31, 2020.

On February 17, 2021, the Company issued 4,375 shares (post-split) for services valued at $11,200.

On February 17, 2021, the Company sold 200,000 shares of common stock (post-split) and 200,000 warrants for cash proceeds of $160,000.

On February 24, 2021, the Company issued 62,500 shares (post-split) valued at $60,000 to extend a certain note payable dated January 25, 2019.

On February 24, 2021, the Company issued 487,500 shares (post-split) for services valued at $765,000.

On March 8, 2021, the Company sold 6,250 shares of common stock (post-split) for cash proceeds of $5,000. As of the date of filing the shares have not been issued and included in stock payable.

TRUTANKLESS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021 AND 2020

As of March 31, 2021, the Company owed a certain note holder February 17, 2021, the Company issued 14,540 shares (post-split) valued at $20,604 in connection with shares due from a certain note payable dated January 25, 2019 and included in stock payable as of December 31, 2021.

On April 20, 2021, the noteholder of a certain note dated May 2, 2017, agreed to extend the maturity date of the note to May 2, 2022, for 12,500 shares of common stock (post-split) valued at $17,000. As of December 31, 2021, these shares were not issued and included in Stock payable.

On April 30, 2021, the noteholder of a certain note dated May 2, 2020, agreed to extend the maturity date of the note to May 2, 2022, for 12,500 shares of common stock (post-split) valued at $20,000.

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

On June 15, 2021, the Company issued 5,200 shares of common stock (post-split) valued at $5,824, in connection with an additional $20,800 advances received on March 3, 2021 related to a certain note payable dated January 25, 2019. In addition the lender also advanced $27,500 during the year ended December 31, 2021 in connection with the note and was due an additional 6,875 shares valued at $7,450 which have not been issued and included in stock payable.

On June 15, 2021, the Company entered into a $10,000, 10% note payable due on December 15, 2021. The note is convertible at $0.80 per share. As an inducement to enter into the agreement the Company also granted the noteholder 6,875 shares of common stock (post-split) valued at $10,000.

On June 28, 2021, the Company entered into a $350,000, 10% note payable due on June 28, 2022. As an inducement to enter into the agreement, the Company also granted the noteholder 157,834 shares of common stock (post-split) valued at $169,198 which were issued on July 12, 2021.

On July 1, 2021, the Company issued 500,000 shares of common stock (post-split) for cash proceeds of $315,000.

On July 7, 2021, the Company issued 403,125 shares (post-split) for services valued at $584,750.

On August 4, 2021, the Company issued 37,500 shares of common stock (post-split) for cash proceeds of $35,000.

On August 4, 2021, the Company issued 300,000 shares (post-split) for services valued at $359,000.

On September 15, 2021, the Company issued 3,750 shares of common stock (post-split) valued at $4,500, in connection with an additional $15,000 advance received on related to a certain note payable dated January 25, 2019.

On September 15, 2021, the Company issued 40,000 shares (post-split) for services valued at $44,800.

On September 16, 2021, the Company issued 370,000 shares (post-split) for services valued at $545,400.

On October 5, 2021, the Company issued 6,250 shares of common stock (post-split) valued at $5,019 for services.

On October 15, 2021, the Company issued 3,125 shares of common stock (post-split) valued at $3,125 for services.

On October 20, 2021, the Company issued 41,250 shares of common stock (post-split) valued at $57,388 for services.

TRUTANKLESS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021 AND 2020

On October 20, 2021, the Company entered into an agreement with a note holder to convert $300,000 of the principal balance of the note and $166,048 in accrued interest to extend the payment date of the first interest payment of $54,994 to January 2, 2023. As consideration, the Company issued the noteholder 750,000 shares of common stock valued at $1,042,500. The Company evaluated the modification under ASC 470-50 and determined that the modifications were considered substantial and qualified for extinguishment accounting under such guidance. As such the Company recorded a loss on extinguishment of debt of $576,452 associated with the excess reacquisition cost of the new debt over the carrying value of the original debt. Additionally, per the agreement, the Company agreed to issue 2,100,000 shares of common stock valued at $2,919,000 to secure a standby letter of credit as security for the Company’s manufacturing vendors. As of December 31, 2021, the Company had issued 1,050,000 shares valued at $1,459,500 and the additional 1,050,000 valued at $1,459,500 were recorded as stock payable.

On October 29, 2021, the Company issued 12,500 shares of common stock (post-split) valued at $16,124 for services.

On November 1, 2021, the Company issued 337,500 shares of common stock (post-split) valued at $428,625 for services.

On November 12, 2021, the Company entered into an agreement to consolidate the two notes payable above dated May 12, 2021 and July 12, 2021 into one $201,000, 12% note due December 15, 2023. As consideration the Company issued the note holder 100,000 shares of common stock valued at $125,000 which was recorded as financing expense.

On November 15, 2021, the Company received and cancelled 88,000 shares of common stock that had previously been issued as commitment shares for a note payable.

On November 17, 2021, the Company issued 112,500 shares of common stock (post-split) for cash proceeds of $90,000.

On November 19, 2021, the Company issued 62,500 shares of common stock (post-split) for cash proceeds of $50,000.

On November 19, 2021, the Company issued 13,338 shares of common stock (post-split) valued at $16,673 for financing costs.

On November 22, 2021, the Company issued 6,250 shares of common stock (post-split) valued at $6,969 for services.

On November 22, 2021, the remaining principal balance of $26,083 and $4,881 of accrued interest of a certain note payable dated January 8, 2020 were converted into 82,570 shares of the Company’s common stock valued at $92,066, and a loss on settlement of debt of $61,102 was recorded.

On November 24, 2021, the Company issued 187,500 shares of common stock (post-split) for cash proceeds of $150,000.

On November 26, 2021, the Company issued 200,000 shares of common stock (post-split) valued at $234,000 for services.

On November 29, 2021, the Company issued 12,500 shares of common stock (post-split) valued at $24,000 for services provided in a prior period.

On November 29, 2021, the Company issued 31,250 shares of common stock (post-split) valued at $49,750 for services.

On November 30, 2021, the Company issued 205,000 shares of common stock (post-split) valued at $254,200 for services.

On November 30, 2021, the remaining principal balance of $68,205 and $8,122 of interest of a certain note payable dated January 25, 2019 was converted into 231,294 shares of common stock valued at $286,805 and a loss on settlement of notes of $210,478 was recorded.

TRUTANKLESS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021 AND 2020

On December 1, 2021, the Company issued 959,000 shares of common stock (post-split) valued at $1,179,570 for services.

On December 1, 2021, the Company issued 158,080 shares of common stock to convert $137,500 in principal and $20,565 in interest of outstanding convertible notes payable.

On December 2, 2021, the Company issued 270,000 shares of common stock (post-split) and received cash proceeds of $270,000 in relation to the exercise of warrants.

On December 2, 2021, the Company issued 340,000 shares of common stock (post-split) valued at $418,200 for services.

On December 2, 2021, the Company issued 311,779 shares of common stock to convert $282,500 in principal and $29,779 in interest of outstanding convertible notes payable.

On December 3, 2021, the Company issued 15,000 shares of common stock (post-split) and received cash proceeds of $15,000 in relation to the exercise of warrants.

On December 3, 2021, the Company issued 17,199 shares of common stock to convert $15,000 in principal and $2,199 in interest of outstanding convertible notes payable.

On December 4, 2021, the Company issued 97,500 shares of common stock (post-split) and received cash proceeds of $97,500 in relation to the exercise of warrants.

On December 4, 2021, the Company issued 40,139 shares of common stock (post-split) valued at $49,371 for financing costs.

On December 4, 2021, the Company issued 82,747 shares of common stock to convert $75,000 in principal and $7,747 in interest of outstanding convertible notes payable.

On December 5, 2021, the Company issued 783,500 shares of common stock (post-split) valued at $963,705 to settle $391,750 of accrued salaries and recorded in general and administrative expenses of $571,956.

On December 5, 2021, the Company issued 125,000 shares of common stock (post-split) valued at $153,750 for services.

On December 6, 2021, the Company issued 145,000 shares of common stock (post-split) valued at $178,350 for services.

On December 6, 2021, the Company issued 28,816 shares of common stock to convert $25,000 in principal and $3,815 in interest of outstanding convertible notes payable.

On December 7, 2021, the Company issued 370,000 shares of common stock (post-split) valued at $518,990 for services.

On December 10, 2021, the Company issued 27,295 shares of common stock to convert $25,000 in principal and $2,295 in interest of outstanding convertible notes payable.

On December 17, 2021, the Company issued 25,000 shares of common stock (post-split) and received cash proceeds of $25,000 in relation to the exercise of warrants.

On December 31, 2021, the Company agreed to issue 100,000 shares of common stock (post-split) valued at $148,990 for services. As of December 31, 2021 the shares were not issued and were recorded as stock payable.

TRUTANKLESS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021 AND 2020

NOTE 13 - SUBSEQUENT EVENT

On January 24, 2022, the Company completed the spin-off of its subsidiary Notation Labs Inc into a stand-alone publicly traded company. On August 20, 2020, each holder of the common stock received one share of Notation labs, Inc common stock for every four shares of the Company’s common stock held at the close of business on December 10, 2021, the record date of the distribution.

On July 14, 2022, the Company entered into a $750,000, 12% line of credit with a Company controlled by a shareholder that is due on December 15,2023 and convertible into shares of the Company’s common stock at $0.325 per share.

On February 22, 2022, the Company entered into a $385,000, 12% convertible note payable including an original issue discount of $35,000 due on February 22, 2023. The note is convertible into shares of common stock equal to the closing bid price of common stock on the trading day immediately preceding the date of conversion. In order to secure the loan, the Company agreed to issue two tranches of commitment shares, 34,782 shares of common stock valued at $39,999 for the first commitment shares, and 130,434 shares of common stock valued at $149,999 for the second commitment shares. On July 28, 2022, the Company agreed to increase the principal of the loan to $414,634 in order to extend the maturity date of the loan to December 22, 2023.

On March 14, 2022, the Company issued 5,000 shares of the Company’s common stock valued at $5,000 for services.

On May 1, 2022, the Company issued 75,000 shares (post-split) to extend a certain note payable dated May 1, 2020.

On May 2, 2022, the Company issued 12,500 shares (post-split) to extend a certain note payable dated May 2, 2017.

On June 1, 2022, the Company agreed to issue 100,000 shares (post-split) to extend a certain note payable dated February 2, 2018. As of October 17, 2022, the shares had not yet been issued.

On July 14, 2022, the Company entered into a $500,000, 12% line of credit with a Company controlled by a shareholder that is due on December 15,2023 and convertible into shares of the Company’s common stock at $0.08 per share.

On August 1, 2022, the Company received and cancelled 126,440 shares of common stock valued at $158,050 that had previously been issued as commitment shares for a note payable.

