Form 10-K/A
period 2021-12-31
Trutankless, Inc.
filed 2022-11-30
CIK 1429393

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

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

DOCUMENTS INCORPORATED BY REFERENCE: None.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (“Amendment No. 1”) is being filed to amend our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 (“Original Filing”), filed with the U.S. Securities and Exchange Commission on November 28, 2022 (“Original Filing Date”). The purpose of this Amendment No. 1 is to correct the date of the audit report issued by M&K CPAS, PLLC  from November 15, 2022 to November 28, 2022.

As required by the rules of the SEC, this Amendment No. 1 sets forth an amended “Item 15. Exhibits and Financial Statement Schedules” in its entirety and includes the new certifications from the Company's chief executive officer and chief financial officer.

Except as described above, this Amendment No. 1 does not modify or update in any way the financial position, results of operations, cash flows or other disclosures in, or exhibits to, the Original Form 10-K, nor does it reflect events occurring after the filing of the Original Form 10-K. Accordingly, this Amendment No. 1 should be read in conjunction with the Original Form 10-K.

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

Date: November 29, 2022

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michael Stebbins	Chief Executive Officer (Principal Executive Officer), Director and Principal Financial Officer	November 29, 2022
Michael Stebbins

/s/ Robertson J. Orr	Director	November 29, 2022
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

Houston, Texas

November 28, 2022

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

