Form 10-Q
period 2022-03-31
Trutankless, Inc.
filed 2023-05-11
CIK 1429393

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-54219

TRUTANKLESS, INC.
(Exact name of registrant as specified in its charter)

Nevada	26-2137574
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

14646 North Kierland Boulevard, Suite 270
Scottsdale, AZ	85254
(Address of principal executive offices)	(Zip Code)

(480) 275-7572

(Registrant’s telephone number, including area code)

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐      No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Ruble 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated Filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)		Emerging growth company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares of Common Stock, $0.001 par value, outstanding on April 7, 2023, was 20,573,450 shares.

TRUTANKLESS, INC.

QUARTERLY PERIOD ENDED MARCH 31, 2022

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

TRUTANKLESS, INC

CONSOLIDATED BALANCE SHEETS

	March 31, 2022	December 31, 2021
ASSETS
Current assets
Cash	$1,559	$38,895
Accounts receivable, net	13,419	5,424
Inventory	124,162	119,418
Assets of discontinued opperations	-	20,831
Total current assets	139,140	184,568

Other Assets
Right to use asset	13,683	17,744
Other assets	23,329	26,439
Total other assets	37,012	44,183

Total assets	$176,152	$228,751

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued liabilities	912,065	888,531
Accounts payable and accrued liabilities - related party	129,700	129,700
Lease liability	15,168	19,960
Accrued interest payable - related party	79,439	77,419
Notes payable - related party	121,350	106,350
Notes payable, net of debt discount	744,122	799,377
Convertible notes payable, net of debt discount	1,235,634	1,031,432
Convertible notes payable - related party	821,251	-
Liabilities of discontinued operations	-	758,279
Total current liabilities	4,058,729	3,811,048

Notes payable - long term, net of debt discount	178,420	201,000
Notes payable - related party, non current	110,500	110,500
Total long-term liabilities	288,920	311,500

Total liabilities	4,347,649	4,122,548

Stockholders’ deficit

Preferred stock, $0.001 par value, 9,990,000 shares authorized, 76,000 and 76,000 shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively	-	-

Series B Preferred stock, $0.001 par value, 10,000 shares authorized,10,000 and 0 shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively	10	10
Common stock, $0.001 par value, 1,000,000,000 shares authorized, 20,387,667 and 20,217,577 shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively	20,387	20,217
Additional paid in capital	54,317,838	54,170,266
Subscriptions payable	2,897,541	2,288,551
Accumulated deficit	(61,407,273)	(60,372,841)
Total stockholders’ deficit	(4,171,497)	(3,893,797)

Total liabilities and stockholders’ deficit	$176,152	$228,751

See accompanying notes to the consolidated financial statements

TRUTANKLESS, INC

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the three months ended
	March 31, 2022	March 31, 2021

Revenue	$15,680	$172,838

Cost of goods sold	(6,752)	(135,092)

Gross profit	8,928	37,746

Operating expenses
General and administrative	1,150,632	356,609
Research and development	45,158	140,490
Professional fees	39,912	1,265,374
Total operating expenses	1,235,702	1,762,473

Loss from operations	(1,226,774)	(1,724,727)

Other income (expenses)
Interest expense	(172,610)	(442,017)
Gain/Loss on change of derivative liability	-	149,798
Loss on extinguishment of notes payable	-	(260,000)
Total income (expenses)	(172,610)	(552,219)

Net loss before tax provision	(1,399,384)	(2,276,946)
Tax provision	-	-
Net loss from continuing operations	$(1,399,384)	$(2,276,946)
Net loss from discontinued operations before tax provision	(26,489)	-
Tax provision for discontinued operations	-	-
Net loss from discontinued operations	$(26,489)	$-
Net loss	$(1,425,873)	$(2,276,946)

Net loss per common share from continuing operations - basic and diluted	$(0.07)	$(0.23)
Net loss per common share from discontinued operations- basic and diluted	$-	$-
Net loss per common share - basic and diluted	$(0.07)	$(0.23)

Weighted average number of common shares outstanding - basic and diluted	20,249,728	9,844,228

See accompanying notes to the consolidated financial statements

TRUTANKLESS, INC

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

	Preferred Stock		Common Stock		Additional Paid-in	Subscriptions	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Payable	Deficit	Deficit
Balance, December 31, 2021	10,000	$10	20,217,577	$20,217	$54,170,266	$2,288,551	$(60,372,841)	$(3,893,797)
Stock issued for services	-	-	5,000	5	4,995	608,990	-	613,990
Shares issued for debt discount	-	-	165,216	165	122,982	-	-	123,147
Spin-off of Notation labs	-	-	-	-	-	-	391,441	391,441
Rounding shares cancellation	-	-	(126)	-	-	-	-	-
Imputed interest	-	-	-	-	19,595	-	-	19,595
Net loss	-	-	-	-	-	-	(1,425,873)	(1,425,873)
Balance, March 31, 2022	10,000	$10	20,387,667	$20,387	$54,317,838	$2,897,541	$(61,407,273)	$(4,171,497)

	Preferred Stock		Common Stock		Additional Paid-in	Subscriptions	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Payable	Deficit	Deficit
Balance, December 31, 2020	10,000	$10	9,225,909	$9,216	$39,961,989	$658,374	$(34,702,928)	$5,926,661
Stock issued for cash	-	-	218,750	219	174,781	205,000	-	380,000
Stock issued for services	-	-	271,250	271	1,474,796	-	-	1,475,067
Shares issued for beneficial conversion feature	-	-	199,898	200	382,840	(74,780)	-	308,260
Shares issued for extinguishment of notes	-	-	-	-	-	460,000	-	460,000
Deriviative liabilty written off to additonal paid in capital	-	-	-	-	152,451	-	-	152,451
Net loss	-	-	-	-	-	-	(2,276,946))	(2,276,946)
Balance, March 31, 2021	10,000	$10	9,915,807	$9,907	$42,146,857	$1,248,594	$(36,979,874)	$6,425,493

See accompanying notes to the consolidated financial statements

TRUTANKLESS, INC

CONSOLIDATED STATEMENTS OF CASH FLOW

	For the three months ended
	March 31, 2022	March 31, 2021
Cash Flows from Operating Activities
Net loss from continuing operations	$(1,399,384)	$(2,276,946)
Net loss from discontinued operations	(26,489)	-
Adjustments to reconcile net loss to net cash provided by operating activities:
Imputed interest	19,595	-
Shares issued for services	613,990	1,475,067
Gain/Loss on change in derivative liability	-	(149,798)
Loss on extinguishment of notes payable and accrued expenses	-	260,000
Depreciation and amortization	3,110	2,766
Non cash operating lease expense	(731)	(56)
Amortization of debt discount	63,077	332,428
Changes in assets and liabilities
Accounts receivable	(7,995)	23,556
Inventory	(4,744)	(415,009)
Prepaid expenses	-	(245,238)
Accounts payable and accrued liabilities	17,008	109,883
Accounts payable and accrued liabilities - related party	2,020	-
Interest payable - related party	6,526	16,603
Operating cash flow from continued operations	(714,017)	(866,744)
Operating cash flow from discontinued operations	(10,667)	-
Net cash used in operating activities	(724,684)	(866,744)

Cash Flows from Investing Activities:
Purchase of fixed assets	-	(22,753)
Net cash used in investing activities	-	(22,753)

Cash Flows from Financing Activities:

Proceeds from convertible notes payable	350,000	380,750
Repayments of convertible notes payable	(40,381)	(12,160)
Proceeds from convertible notes payable - related party	448,751	-
Proceeds from notes payable	-	226,250
Repayments from notes payable	(123,182)	(190,797)
Proceeds from notes payable - related party	15,000	-
Proceeds from sale of common stock, net of offering costs	-	380,000
Financing cash flows from continued operations	650,188	784,043
Financing cash flows from discontinued operations	37,160	-
Net cash provided by financing activities	687,348	784,043

Net decrease in cash	(37,336)	(105,454)
Cash of continuing operations, beginning of period	38,895	151,628
Cash, end of period	$1,559	$46,174

Supplemental disclosure of cash flow information
Cash paid for interest	$54,281	$17,200
Cash paid for taxes	$-	$-

SUPPLEMENTARY DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Derivative liabilty written off to additional paid in capital	$-	$152,451
Notes and accrued interest settled with stock	$-	$200,000
Recognition of debt discount	$123,147	$288,260

See accompanying notes to the consolidated financial statements

TRUTANKLESS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2022

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

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (GAAP) and applicable rules and regulations of the Securities and Exchange Commission (SEC) regarding interim financial reporting. Certain information and note disclosures normally included in the consolidated financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. As such, the information included in the consolidated financial statements for the three months ended March 31, 2022 should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s Form 10-K for the Company’s fiscal year ended December 31, 2021, as filed with the SEC.

The consolidated balance sheet as of December 31, 2021, included herein was derived from the audited financial statements as of that date, but does not include all disclosures including notes required by GAAP.

The accompanying unaudited consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the financial position, results of operations, and cash flows for the interim periods, but are not necessarily indicative of the results of operations to be anticipated for the year ending December 31, 2022.

The consolidated financial statements include the accounts of Trutankless, Inc. and its wholly owned subsidiaries. On May 16, 2010, the Company acquired 100% of the outstanding stock of Bollente, Inc. On August 20th, 2020 the Company formed a wholly-owned subsidiary, Notation Labs, Inc. All significant inter-company transactions and balances have been eliminated.

Spinoff - On January 24, 2022, the Company completed the previously announced spin-off of its subsidiary Notation Labs Inc into a stand-alone company. The historical results of Notation Labs Inc that were contributed to Trutankless Inc in the spinoff have been reflected as discontinued operations in our condensed consolidated financial statements through the date of the spinoff and in the prior year periods as the spinoff represents a strategic shift in our business that has a major effect on operations and financial results. As of March 31, 2022, the assets and liabilities associated with these Notation Labs Inc. are classified as assets and liabilities of discontinued operations in the condensed consolidated balance sheet. The disclosures presented in our notes to the interim condensed consolidated financial statements are presented on a continuing operations basis.

Reclassifications

Certain prior year amounts have been reclassified for consistency with the current period presentation. These reclassifications had noeffect on the reported results of operations.

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

Income Taxes

The Company’s calculation of its tax liabilities involves dealing with uncertainties in the application of complex tax laws and regulations in various taxing jurisdictions. The Company recognizes tax liabilities for uncertain tax positions based on management’s estimate of whether it is more likely than not that additional taxes will be required. The Company had no uncertain tax positions as of March 31, 2022.

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

The Company includes interest and penalties arising from the underpayment of income taxes in the statements of operation in the provision for income taxes. As of March 31, 2022 and 2021, the Company had no accrued interest or penalties related to uncertain tax positions.

Earnings per share

The Company follows ASC Topic 260 to account for the earnings per share. Basic earnings per common share (“EPS”) calculations are determined by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per common share calculations are determined by dividing net income by the weighted average number of common shares and dilutive common share equivalents outstanding. During periods when common stock equivalents, if any, are anti-dilutive they are not considered in the computation. There are 9,664,713 additional shares issuable in connection with outstanding warrants, stock payable, and convertible debts as of March 31, 2022.

Accounts receivable

Accounts receivable is comprised of uncollateralized customer obligations due under normal trade terms. The Company performs ongoing credit evaluation of its customers and management closely monitors outstanding receivables based on factors surrounding the credit risk of specific customers, historical trends, and other information. The carrying amount of accounts receivable is reviewed periodically for collectability. If management determines that collection is unlikely, an allowance that reflects management’s best estimate of the amounts that will not be collected is recorded. Accounts receivable are presented net of an allowance for doubtful accounts of $179,381 and $179,381 at March 31, 2022 and December 31, 2021, respectively.

Advertising Costs

The Company’s policy regarding advertising is to expense advertising when incurred. The Company incurred advertising expenses of $708 and $2,831 during the three months ended March 31, 2022 and 2021, respectively.

Research and development costs

The Company charges research and development costs to expense when incurred in accordance with FASB ASC 730, “Research and Development”. Research and development costs were $45,158 and $140,490 for the three months ended March 31, 2022 and 2021, respectively.

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

The reported fair values for financial instruments that use Level 2 and Level 3 inputs to determine fair value are based on a variety of factors and assumptions. Accordingly, certain fair values may not represent actual values of the Company’s financial instruments that could have been realized as of March 31, 2022 or that will be recognized in the future, and do not include expenses that could be incurred in an actual settlement. The carrying amounts of the Company’s financial assets and liabilities, such as cash, accounts receivable, receivables from related parties, prepaid expenses and other, accounts payable, accrued liabilities, and related party and third-party notes payables approximate fair value due to their relatively short maturities. The Company’s notes payable to related parties approximates the fair value of such instrument based upon management’s best estimate of terms that would be available to the Company for similar financial arrangements at March 31, 2022 and December 31, 2021.

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

NOTE 2 – SPIN-OFF OF NOTATION LABS INC.

On January 24, 2022, the Company completed the spin-off of its subsidiary Notation Labs Inc into a stand-alone company. Each holder of the common stock received one share of Notation labs, Inc common stock for every four shares of the Company’s common stock held at the close of business on December 10, 2021, the record date of the distribution. In contemplation of the Spin-off, the Notation Labs business, the historical results of operations, assets and liabilities, and the cash flows of Notation Labs are reflected as discontinued operations. Prior to the Separation, net assets attributable to Notation Labs were as follows:

Assets
Cash and cash equivalents	79,517
Due to related party	486,500
Total Assets of Discontinued Operations	566,017

Liabilities
Trade accounts payable and accrued liabilities	75,918
Due to related party	200
Notes payable - related party	400,000
Notes payable	21,340
Royalty liability	460,000
Total current liabilities of discontinued operations	957,458
Net liabilites spun off to shareholders	(391,441)

Discontinued Operations

The components of assets and liabilities of discontinued operations that are stated separately as of December 31, 2021 in the Consolidated Balance Sheets are comprised of the following items:

December 31
2021
Assets
Cash and cash equivalents	20,831
Total Assets of Discontinued Operations

Liabilities
Trade accounts payable and accrued liabilities	76,739
Due to related party	200
Notes payable - related party	200,000
Notes payable	21,340
Royalty liability	460,000
Total current liabilities of discontinued operations	758,279

The components of loss from discontinued operations, net of tax for the Notation Labs business are as follows:

March 31,
2022
Selling, general and administrative	683
Research and development	25,804
Other (income) expense, net	2
loss from discontinued operations before taxes	26,489
Taxes on income	-
Loss from discontinued operations, net of taxes	26,489

The components of cashflows from discontinued operations for the Notation Labs business are as follows:

March 31
Cash Flows from Operating Activities:	2022
Retained earnings transferred to Notation labs	391,441
Net assets transferred to Notation labs	134,831
Net liabilites tranferred to Notation labs	(536,114)
Accounts payable and accrued liabilities	(825)
Net transfers to Notation Labs included in Net Cash used in operating activites included in Discontinued Operations	(10,667)

Cash Flows from Financing Activities:
Proceeds from notes payable related party	(114,000)
Net transfer to Notation labs from financing activites	151,160
Net transfers to Notation Labs included in Net Cash Provided by Financing activites Discontinued Operations	37,160

NOTE 3 - GOING CONCERN

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.

Management evaluated all relevant conditions and events that are reasonably known or reasonably knowable, in the aggregate, as of the date the consolidated financial statements are issued and determined that substantial doubt exists about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent on the Company’s ability to generate revenues and raise capital. The Company has not generated sufficient revenues from product sales to provide sufficient cash flows to enable the Company to finance its operations internally. As of March 31, 2022, the Company had $1,559 cash on hand. At March 31, 2022 the Company has an accumulated deficit of $61,407,273. For the three months ended March 31, 2022, the Company had a net loss of $1,425,873, and cash used in operations of $724,684. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year from the date of filing.

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

NOTE 4 - INVENTORY

Inventories consist of the following at:

	March 31, 2022	December 31, 2021
Finished goods	124,162	119,418
Total	$124,162	$119,418

NOTE 5 - ACCOUNTS RECEIVABLE, NET

Accounts receivable consist of the following at:

	March 31, 2022	December 31, 2021
Accounts receivable	192,800	184,805
Allowance for doubtful accounts	(179,381)	(179,381)
Total	$13,419	$5,424

NOTE 6 - RELATED PARTY

Notes payable - related party consist of the following at:

	March 31, 2022	December 31, 2021
Note payable, secured, 5% interest, due May 2022	$19,350	$4,350
Note payable, secured, 12% interest, due May 2030	110,500	110,500
Note payable, secured, 12% interest, due April 2022	102,000	102,000
Total Notes Payable - related party	$231,850	$216,850
Less unamortized debt discounts	-	-
Total Notes Payable	231,850	216,850
Less current portion	(121,350)	(106,350)
Total Notes Payable - long term	$110,500	$110,500

During the three months ending March 31, 2022 the Company received $15,000 under a note payable from a director of the Company. As of March 31, 2022 and December 31, 2021, the Company had one note payable due to a director of the Company in the amount of $19,350 and $4,350, respectively. The note has an interest rate of 5%and is due on demand.

As of March 31, 2022 and December 31, 2021, the Company had one note payable due to an officer of the Company in the amount of $110,500 and $110,500, respectively. The note has an interest rate of 12%and is due on demand.

On April 30, 2021, the Company entered into a $150,000, 12% grid note payable with a Company controlled by the CEO that is due upon demand but no later than April 30, 2022. As of March 31, 2022 and December 31, 2021, the Company has received advances under the note of $102,000 and $102,000, respectively.

Interest expense associated with the related party notes for the three months ended March 31, 2022 and 2021 was $23,546 and $10,114 respectively.

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

Rent expense associated with the lease agreement for the three months ended March 31, 2022 and 2021 was $12,600 and $12,600, respectively. As of March 31, 2022 and December 31, 2021 the Company had amounts due associated with the lease of $71,700 and $71,700 , respectively.

In January 2014, the Company executed a lease agreement with Perigon Companies, LLC, a related party. The lease term is one month at a rate of $4,000 per month for a period of one month with an option to continue a month-to-month basis thereafter. Under ASC 842, this lease is not recorded on the balance sheet as its term is 12 months or less. The lease was terminated as of January 1, 2019.

Rent expense associated with the lease agreement for the three months ended March 31, 2022 and 2021 was $0 and $0, respectively. As of March 31, 2022 and December 31, 2021 the Company had amounts due associated with the lease of $34,500 and $34,500 , respectively.

During the three months ended March 31, 2022 and 2021 the Company received $0 and $0 in advances from a related party, respectively.As of March 31, 2022 and December 31, 2021 the Company had received advances from a related party of $23,500 and $23,500, respectively.

NOTE 7 - NOTES PAYABLE

Notes payable consist of the following at:

	March 31, 2022	December 31, 2021
Note payable, secured, 12% interest, due June 1, 2022	$79,920	$93,411
Note payable, secured, 12% interest, due June 1, 2022	300,000	300,000
Notes payable, secured, 30% interest, due June 2021	125,000	125,000
Notes payable, secured, 12% interest, due April 2022	95,000	95,000
Notes payable, secured, 10% interest, due June 2022	132,222	219,333
Notes payable, secured, 12% interest, due August 2022	10,000	10,000
Notes payable, unsecured, 0% interest, due on demand	13,000	13,000
Notes payable, secured, 12% interest, due December 2023	178,420	201,000
Total notes Payable	$933,562	$1,056,744

Less unamortized debt discounts	(11,020)	(56,367)
Total Notes Payable	922,542	1,000,377
Less current portion	(744,122)	(799,377)
Total Notes Payable - long term	$178,420	$201,000

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

On January 1, 2020, the Company entered into an agreement to consolidate the above two notes payable dated June 11, 2018 and January 30, 2019 into one $260,000, 12% note due June 1, 2022. As consideration the Company issued the note holder 175,000 shares of common stock valued at $61,250, which was recognized as a financing cost. The Company evaluated the modification under ASC 470-50 and determined that the modifications were considered substantial and qualified for extinguishment accounting under such guidance. As such, the Company recorded a loss on extinguishment of debt of $61,250 associated with the excess reacquisition cost of the new debt over the carrying value of the original debt. During the three months ending March 31, 2022 the Company made principal payments totaling $13,490. As of March 31, 2022 and December 31, 2021 the balance of the note was $79,920 and $93,411, respectively.

On September 2, 2016, the Company issued a $100,000 12% promissory note. The note was due on September 1, 2017. As an incentive to enter into the agreement the noteholder was also granted 25,000 shares valued at $25,000 which was recognized as a debt discount. On May 16, 2019, the maturity date of the note was extended to July 1, 2020 (see below) for the issuance of 50,000 shares of common stock valued at $21,000, which was recognized as a debt discount over the extended maturity date. As of March 31, 2022, the full amounts of the debt discount have been amortized.

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

On January 1, 2020, the Company entered into an agreement to consolidate three notes payable above dated September 2, 2016 and February 2, 2018 into one $300,000, 12% note due June 1, 2021. As consideration the Company issued the note holder 175,000 shares of common stock valued at $61,250 which was recorded as financing expense. The Company evaluated the modification under ASC 470-50 and determined that the modifications were considered substantial and qualified for extinguishment accounting under such guidance. As such the Company recorded a loss on extinguishment of debt of $61,250 associated with the excess reacquisition cost of the new debt over the carrying value of the original debt. As of March 31, 2022 and December 31, 2021 the balance of the note was $300,000 and $300,000, respectively.

On January 8, 2021, the Company entered into a $125,000, 30% note payable due on June 8, 2021. Under the note the Company must make interest only payments of $3,125 starting on February 10, 2021 and continuing through maturity. On December 31, 2022, the noteholder extended the due date to June 8, 2022 for $1,250. As of March 31, 2022 and December 31, 2021 the balance of the note was $125,000 and $125,000, respectively. As of March 31, 2022 the note is in default.

On April 26, 2021, the Company entered into a $95,000, 12% note payable due on April 26, 2022. As of March 31, 2022 and December 31, 2021 the balance of the note was $95,000 and $95,000, respectively.

On June 28, 2021, the Company entered in to a $350,000 note payable, including an original issue discount of $56,892. Interest under the promissory note is 12% per annum, and the principal and all accrued but unpaid interest is due twelve (12) months from funding with monthly payment of $39,200 beginning on August 6, 2021. As an incentive to enter into the agreement, the noteholder was also granted 157,834 shares valued at $169,198, based on market value of the shares on the date of issuance which was recognized as a debt discount. During the three months ended March 31, 2022, $45,347 of the discount was amortized and the note was shown net of unamortized discount of $11,020. During the three months ending March 31, 2022 the Company made principal payments totaling $87,111. As of March 31, 2022 and December 31, 2021 the balance of the note was $132,222 and $219,333, respectively.

On August 18, 2021, the Company entered into a $10,000, 12% note payable due on August 18, 2022. As of March 31, 2022 and December 31, 2021 the balance of the note was $10,000 and $10,000, respectively.

On May 12, 2021, the Company entered into a $103,000, 24% note payable due on September 12, 2021.

On July 12, 2021, the Company entered into a $98,000, 12% note payable due on November 12, 2021.

On November 12, 2021, the Company entered into an agreement to consolidate the two notes payable above dated May 12, 2021 and July 12, 2021 into one $201,000, 12% note due December 15, 2023. As consideration the Company issued the note holder 100,000 shares of common stock valued at $125,000 which was recorded as financing expense. The Company evaluated the modification under ASC 470-50 and determined that the modifications were considered substantial and qualified for extinguishment accounting under such guidance. As such the Company recorded a gain on extinguishment of debt of $15,643 associated with the deficit reacquisition cost of the new debt over the carrying value of the original debt. During the three months ending March 31, 2022 the Company made principal payments totaling $22,580. As of March 31, 2022 and December 31, 2021 the balance of the note was $178,420 and $201,000, respectively.

On November 4, 2021, the Company entered into a $25,000, 0% note payable due on demand. As of March 31, 2022 and December 31, 2021 the balance of the note was $13,000 and $13,000, respectively.

Interest expense including amortization of the associated debt discount for the three months ended March 31, 2022 and 2021 was $82,723 and $34,745, respectively.

Convertible notes payable, net of debt discount consist of the following:

	March 31, 2022	December 31, 2021
Convertible note payable, secured, 12% interest, due August 31, 2019, in default	50,000	50,000
Convertible note payable, secured, 12% interest, due May 2, 2022	100,000	100,000
Convertible note payable, secured, 10% interest, due May 2, 2021 in default	45,000	50,000
Convertible note payable, secured, 10% interest, due May 22, 2020, in default	5,000	5,000
Convertible note payable, secured, 12% interest, due Feb 15, 2021, in default	75,000	75,000
Convertible notes payable, secured, 4% interest, due October 14, 2020, in default	75,000	75,000
Convertible note payable ,12% interest, due May 2020, in default	162,750	162,750
Convertible note payable, secured, 10% interest, due May 1, 2022	350,000	350,000
Convertible note payable, secured, 12% interest, due January 6, 2022	-	30,382
Convertible note payable, secured, 12% interest, due February 8, 2022	95,000	100,000
Convertible notes payable, secured, 4% interest, due March 3, 2021, in default	25,000	25,000
Convertible notes payable, secured, 10% interest, due December 2021, in default	10,000	10,000
Convertible notes payable, 8% interest, due February 2023	385,000	-
Total notes payable	1,377,750	1,033,132

Less unamortized discounts	(142,116)	(1,700)
Total convertible notes payable, net	$1,235,634	$1,031,432
Less current portion	(1,235,634)	(1,031,432)

Convertible notes payable, net - Long-term	$-	$-

On June 2, 2016, the Company issued $50,000 of principal amount of 12% secured convertible promissory notes and 6,250 warrants to purchase common stock (post-split). The note was due on August 31, 2018, was later extended to August 31, 2019, bears interest of twelve percent (12%) and is currently in default. The outstanding principal amounts and accrued but unpaid interest of the notes is convertible at any time at the option of the holder into common stock at a conversion price of $8.00 per share (post-split). The notes were issued with warrants to purchase up to 6,250 shares of the Company’s common stock at an exercise price of $12 per share (post-split). As of March 31, 2022 and December 31, 2021 the balance of the note was $50,000 and $50,000, respectively. As of the date of filing the loan is in default.

On May 2, 2017, the Company issued $100,000 of principal amount of 10% secured convertible promissory notes and 20,000 warrants to purchase common stock. The note was due on May 2, 2020 and is secured by the Company’s accounts receivable and inventory and on August 1, 2020, for the issuance of $6,250 shares (post-split) valued at $10,000 based on market value of the shares of $1.6 (post-split) on the date of issuance, was further extended to February 1, 2021, and was again extended on April 20, 2021 to May 2, 2022 for the 12,500 shares (post-split) valued at $17,000, which is included in stock payable. The outstanding principal amounts and accrued but unpaid interest of the notes is convertible at any time at the option of the holder into common stock at a conversion price of $4 per share (post-split). The notes were issued with warrants to purchase up to 10,000 shares of the Company’s common stock at an exercise price of $8.00 per share (post-split). As of of March 31, 2022 and December 31, 2021 the balance of the note was $100,000 and $100,000, respectively. As of the date of filing the loan is in default.

On May 2, 2017, the Company issued $50,000 of principal amount of 10% secured convertible promissory notes and 10,000 warrants to purchase common stock. The note was due on May 2, 2020 and is secured by the Company’s accounts receivable and inventory. On April 22, 2020, the note was extended to May 2, 2021. The outstanding principal amounts and accrued but unpaid interest of the notes is convertible at any time at the option of the holder into common stock at a conversion price of $4 per share (post-split). The notes were issued with warrants to purchase up to 1,250 shares (post-split) of the Company’s common stock at an exercise price of $8.00 per share (post-split). As of of March 31, 2022 and December 31, 2021 the balance of the note was $45,000 and $50,000, respectively. As of the date of filing the loan was in default.

On May 22, 2017, the Company issued $5,000 of principal amount of 10% secured convertible promissory notes and 125 warrants (post-split) to purchase common stock at an exercise price of $8 (post-split). The note was due on May 22, 2020 and is currently in default secured by the Company’s accounts receivable and inventory. The outstanding principal amounts and accrued but unpaid interest of the notes is convertible at any time at the option of the holder into common stock at a conversion price of $0.50 per share. The notes were issued with warrants to purchase up to 125 shares of the Company’s common stock at an exercise price of $8.00 per share (post-split). As of March 31, 2022 and December 31, 2021 the balance of the note was $5,000 and $5,000, respectively.

On February 15, 2018, the Company issued a $75,000 12% secured convertible promissory note. The note was due on February 24, 2020 and is secured by the Company’s accounts receivable and inventory. On April 22, 2020, the due date of the note was extended to February 15, 2021 for the issuance of 6,250 shares of common stock (post-split) valued at $8,995 and is currently in default. As of March 31, 2022 and December 31, 2021 the balance of the note was $75,000 and $75,000, respectively. As of March 31, 2022 the note was in default.

On February 8, 2019, the Company issued a $50,000 10% convertible note. The note was due on February 8, 2020 and is currently in default. As an incentive to enter into the agreement, the noteholder was also granted 7,500 shares valued at $30,000, which was recognized as a debt discount. As of March 31, 2022 and December 31, 2021 the balance of the note was $50,000 and $50,000, respectively.

On February 19, 2019, the Company issued a $25,000 4% convertible note. The note was due on August 19, 2019 and is convertible at a rate of $4 per share (post-split). On February 14, 2019, the noteholder agreed to extend the note through October 14, 2020. As an incentive to enter into the agreement, the noteholder was also granted 625 shares (post-split) valued at $2,500, which was recognized as a debt discount. As of December 31, 2021, the shares have not been issued and were included in stock payable. As of December 31, 2021, the note was shown net of unamortized discount of $0. As of March 31, 2022 and December 31, 2021 the balance of the note was $25,000 and $25,000, respectively. As of the March 31, 2022 the note was in default.

On November 19, 2019, the Company entered in to a $281,000 convertible note payable, including an original issue discount of $28,100 convertible promissory note pursuant to which $150,000 was borrowed, including a $18,500 discount during the year ended December 31, 2019. Interest under the convertible promissory note is 12% per annum, and the principal and all accrued but unpaid interest is due 180 days from funding, which has July 19, 2020 for the first tranche. On May 20, 2020, the noteholder agreed to extend the due date of the first tranche of funding until July 19, 2020 and is currently past due. On the date of default, the Company incurred a default penalty of 50% of the balance of the note amounting to $54,250. The note is convertible at the lesser of (i) 70% multiplied by the lowest Trading Price during the previous twenty-five (25) trading day period ending on the latest complete Trading Day prior to the date of the note and 70% of the market price with a floor of $0.01. As an incentive to enter into the agreement, the noteholder was also granted 53,375 shares (post-split) valued at $175,070. The Company analyzed the conversion feature and determined it was required to be bifurcated and recognized as a derivative liability. The derivative at inception was valued at $192,226, based on the Black Scholes Merton pricing model. As the fair value of the derivative and the shares issued at inception were in excess of the face amount of the note, the Company recorded a debt discount in the amount of $168,500 to be amortized utilizing the effective interest method of accretion over the term of the note. Further, the excess of $104,041 was recognized as a financing cost on the Statement of Operations. As of December 31, 2021, the Company paid the $60,000 toward the principal balance under the first tranche of $60,000. As of December 31, 2021, the fair value of the derivative liability associated with the note of $152,451 was reclassified to additional paid in capital. As of March 31, 2022, the debt discount has been amortized in full and the note was shown net of unamortized discount of $0. As of March 31, 2022 and December 31, 2021 the balance of the note was $162,750 and $162,750, respectively.

On May 5, 2020, the Company issued a $350,000 10% convertible note. The note is due on May 1, 2021 and is convertible at a rate of $1 per share (post-split). As an incentive to enter into the agreement the noteholder was also granted 187,500 shares (post-split) valued at $207,000, which was recognized as a debt discount. On April 21, 2021, the noteholder agreed to extend the note through May 1, 2022. As an incentive to enter into the agreement, the noteholder was also granted 12,500 shares (post-split) valued at $20,000, which was recognized as financing expense. As of March 31, 2022, the note was shown net of unamortized discount of $0. As of March 31, 2022 and December 31, 2021 the balance of the note was $350,000 and $350,000, respectively.

On January 6, 2021, the Company entered into a $275,000, 10% convertible note payable due January 6, 2022, including an original issue discount of $35,000. The note is convertible into shares of common stock equal to the closing bid price of common stock on the trading day immediately preceding the date of conversion. On February 7, 2021 and granted the noteholder an additional 122,857 shares of common stock (post-split) valued $167,086 and 19,000 five-year warrants exercisable at $1 (post-split) valued at $30,400. During the three months ended March 31, 2022 the Company made payments totaling $30,382 in principal, and the balance of the loan as of March 31, 2022 and December 31, 2021 was $0 and $30,382, respectively.

On February 8, 2021, the Company entered into an agreement to consolidate two notes payable above dated September 17, 2018 and February 8, 2019 into one $100,000, 12% note due February 8, 2022. The note is convertible into shares of common stock at a conversion price of $.80 per share (post-split). As consideration the Company issued the note holder 12,500 shares of common stock (post-split) valued at $20,000 which was recorded as financing expense. As of the December 31, 2021, the share were not issued and included in stock payable. The Company evaluated the modification under ASC 470-50 and determined that the modifications were considered substantial and qualified for extinguishment accounting under such guidance. As such the Company recorded a loss on extinguishment of debt of $20,000 associated with the excess reacquisition cost of the new debt over the carrying value of the original debt. During the three months ending March 31, 2022 the Company made principal payments totaling $5,000. As of March 31, 2022 and December 31, 2021 the balance of the note was $95,000 and $100,000, respectively.

On March 3, 2021, the Company issued a $25,000 4% convertible note. The note is due on March 3, 2022 and is convertible at a rate of $0.80 per share (post-split). For the three months ended March 31, 2022, the Company recorded amortization of the debt discount of $1,700. As of March 31, 2022, the note was shown net of unamortized discount of $0. As of March 31, 2022 and December 31, 2021 the balance of the note was $25,000 and $25,000, respectively.

On June 15, 2021, the Company entered into a $10,000, 10% note payable due on December 15, 2021. The note is convertible at $0.80 per share (post-split). As an inducement to enter into the agreement the Company also granted the noteholder 6,875 shares of common stock (post-split). The issuance of the note and shares resulted in a discount from the beneficial conversion feature totaling $5,699, including $2,151 attributable to the conversion feature and $3,548 was attributable to the shares. As of March 31, 2022 and December 31, 2021, the note balance was $10,000 and $1,000 and was shown net of unamortized discount of $0 and $0, respectively.

On February 22, 2022 the Company entered into a $385,000, 12% note payable due on February 22, 2023. The note is convertible upon default at the higher of the closing price of the common stock on the closing date, or par value. As an inducement to enter into the agreement the Company also granted the noteholder 165,216 shares of common stock (post-split). The issuance of the note and shares resulted in a total debt discount of $158,147, with $123,147 attributable to the shares. As of March 31, 2022 the balance of the note was $385,000.

Interest expense including financing cost and amortization of the associated debt discount on all of the above convertible notes for the years ended March 31, 2022 and December 31, 2021 was $49,240 and $413,302, respectively.

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

Undiscounted Cash Flows

As of March 31, 2022, the right of use asset and lease liability were shown on the consolidated balance sheet at $13,683 and $15,168, respectively. The table below reconciles the fixed component of the undiscounted cash flows and the total remaining years to the operating lease liability recorded on the consolidated balance sheet as of March 31, 2022 :

Amounts due as of March 31, 2022	Operating Leases
2022	16,027
Total minimum lease payments	$16,027
Less: effect of discounting	(859)
Present value of future minimum lease payments	$15,168
Less: current obligations under leases	(15,168)
Long-term lease obligations	$-

Legal Matter

On September 14th, 2021, a Company subsidiary received a demand for arbitration through the American Arbitration Association pursuant to a manufacturing services agreement with Cypress Holdings Ltd d/b/a Cypress Industries alleging Breach of Contract for non-payment of invoices. The Company believes the claim is without merit and has filed a defense and counter claim. After Cypress Industries failed to cure many Breaches of its manufacturing services agreement, including failure to deliver a single Trutankless unit, the Company cancelled its purchase order with Cypress Industries. The Company is seeking substantial relief, including lost profit, due to the Breach of Contract, Fraudulent Inducement, Misrepresentation, Unjust Enrichment, and Negligence of Cypress Industries. The Company subsequently settled this matter on February 28, 2022.

On July 6, 2020, we received a letter from the staff of the Division of Enforcement of the Securities and Exchange Commission (the “Staff”) that indicated the Company may have violated certain rules and regulations regarding a late filing notification filed by the Company and that the Staff is conducting an informal inquiry into the matter. On April 29, 2021, the Company agreed to pay civil penalties of $25,000 to the Securities and Exchange Commission in settlement of the matter. Payment shall be made in the following four installments: (1) $5,000 within 14 days of entry of the order; (2) $7,500 within 180 days of entry of the order; (3) $6,250 within 270 days of entry of the order; and (4) $6,250 within 360 days of entry of the order. As of March 31, 2022, $5,000 was paid and $20,000 remained due.

NOTE 10 - STOCK WARRANTS

Legal Matter

On September 14th, 2021, a Company subsidiary received a demand for arbitration through the American Arbitration Association pursuant to a manufacturing services agreement with Cypress Holdings Ltd d/b/a Cypress Industries alleging Breach of Contract for non-payment of invoices. The Company believes the claim is without merit and has filed a defense and counter claim. After Cypress Industries failed to cure many Breaches of its manufacturing services agreement, including failure to deliver a single Trutankless unit, the Company cancelled its purchase order with Cypress Industries. The Company is seeking substantial relief, including lost profit, due to the Breach of Contract, Fraudulent Inducement, Misrepresentation, Unjust Enrichment, and Negligence of Cypress Industries. The Company subsequently settled this matter on February 28, 2022.

On July 6, 2020, we received a letter from the staff of the Division of Enforcement of the Securities and Exchange Commission (the “Staff”) that indicated the Company may have violated certain rules and regulations regarding a late filing notification filed by the Company and that the Staff is conducting an informal inquiry into the matter. On April 29, 2021, the Company agreed to pay civil penalties of $25,000 to the Securities and Exchange Commission in settlement of the matter. Payment shall be made in the following four installments: (1) $5,000 within 14 days of entry of the order; (2) $7,500 within 180 days of entry of the order; (3) $6,250 within 270 days of entry of the order; and (4) $6,250 within 360 days of entry of the order. As of March 31, 2022, $5,000 was paid and $20,000 remained due.

The following is a summary of stock warrants activity during the period ended March 31, 2022

	Number of Shares	Weighted Average Exercise Price
Balance, December 31, 2021	2,510,485	$1.85
Warrants granted and assumed	-	-
Warrants expired	-	-
Warrants canceled	-	-
Warrants exercised	-	-
Balance outstanding and exercisable, March 31, 2022	2,510,485	$1.85

The following is a summary of stock warrants activity during the period ended December 31, 2021.

	Number of Shares	Weighted Average Exercise Price
Balance, December 31, 2020	1,848,985	$2.16
Warrants granted and assumed	1,144,000	$1.00
Warrants expired	-	-
Warrants canceled	-	-
Warrants exercised	(482,500)	$1.00
Balance outstanding and exercisable, December 31, 2021	2,510,485	$1.85

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

On March 7, 2022 the Company issued 5,000 shares of the Company’s common stock for services valued at $5,000.

On February 22, 2022 the Company entered into a $385,000, 12% note payable due on February 22, 2023. The note is convertible upon default at the higher of the closing price of the common stock on the closing date, or par value. As an inducement to enter into the agreement the Company also granted the noteholder 165,216 shares of common stock valued at $123,147 (post-split).

During the three months ending March 31, 2022 the Company agreed to issue 2,140,000 shares of common stock valued at $608,990 for services. As of March 31, 2022 the shares had not been issued and were recorded as stock payable.

On January 24, 2022 the Company completed the spin-off of its subsidiary Notation Labs Inc into a stand-alone publicly traded company. On August 20, 2020 each holder of the common stock received one share of Notation labs, Inc common stock for every four shares of the Company’s common stock held at the close of business on December 10, 2021, the record date of the distribution. As a result of the spin-off the Notation Labs financials were deconsolidated from those of the Company and an increase of $391,441 in accumulated deficit was recorded.

During the three months ending March 31, 2022 imputed interest of $19,595 was recorded as additional paid in capital.

During the three months ending March 31, 2022 126 shares of the Company’s common stock was cancelled as rounding shares.

NOTE 12 - SUBSEQUENT EVENTS

On May 1, 2022, the Company issued 75,000 shares to extend a certain note payable dated May 1, 2020.

On May 2, 2022, the Company issued 12,500 shares to extend a certain note payable dated May 2, 2017.

On June 1, 2022, the Company agreed to issue 100,000 shares to extend a certain note payable dated February 2, 2018. As of April 10, 2023 the shares had not yet been issued.

On July 14, 2022, the Company entered into a $750,000, 12% line of credit with a Company controlled by a shareholder that is due on December 15, 2023 and convertible into shares of the Company’s common stock at $0.325 per share.

On July 14, 2022, the Company entered into a $500,000, 12% line of credit with a Company controlled by a shareholder that is due on December 15, 2023 and convertible into shares of the Company’s common stock at $0.08 per share.

On August 1, 2022 the Company received and cancelled 126,440 shares of common stock valued at $158,050 that had previously been issued as commitment shares for a note payable.

On November 9, 2022 the Company issued 18,750 of the Company’s common stock for services.

On November 30, 2022 the Company issued 115,973 shares of the Company’s common stock to extend a certain note payable dated November 12, 2021.

On December 15, 2022 the Company issued 90,000 shares of the Company’s common stock to settle $18,000 in accrued interest due to a note holder.

On May 3, 2023 the Company issued 84,400 shares of the Company’s common stock to convert $42,200 in principal for a certain convertible note dated July 18, 2022.

On May 3, 2022 the Company issued 2,200,000 of the Company’s common stock for services.

On April 6, 2023, the Company was served a Summons for an Amended Complaint filed in the state of Florida with claims for Strict Liability, Negligence and Breach of Implied Warranty. The complaint, filed by an insurance company, stems from its payments for claims filed by a policy holder on two separate occasions. The first claim was due to a leak caused by improper installation in which the contractor failed to meet local codes. The second followed the contractors failure to properly repair the improper installation. The complaint states that the contractor failed to follow basic installation guidelines supplied with the product in either incident, resulting in damages. The Company believes the claims related to the Company and its products are without merit.

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

The Company spun off its wholly owned subsidiary, Notation Labs, Inc. with shareholders of the Company to receive pro rata ownership of the spun off company in the form of an equity dividend distribution. Common shares of Notation Labs, Inc. were issued to shareholders of record December 10th, 2021 and the spin off occurred on January 24th, 2022, with each shareholder of record receiving 1 share in the subsidiary for every 4 shares in the Company held as of the Record Date.

Trutankless® Products

Our trutankless® water heaters were designed to provide an endless hot water supply because they are designed to heat water as it flows through the system. We believe that our products have an improved design and greater efficiency thereby saving energy and offering reduction operating costs compared to tank systems because unlike tanks, if there is no hot water demand, no energy is being used. In addition, we intend to improve manufacturing and life-cycle costs with an improved design conceived not only to increase efficiency, but also the longevity of our products versus competitive units. We have several features and design innovations which are new to the electric tankless water heater market that we believe will give our products a sustainable competitive advantage over our rivals in the market.

Our trutankless® water heaters will be available through wholesale plumbing distributors, including Home Depot Pro, Ferguson, Hajoca, WinSupply locations, Morrison Supply, and several regional distributors. A partial listing of wholesalers may be found on our website (www.trutankless.com).

We created a custom heat exchanger for our trutankless® product line that utilizes our patented technology to heat water as it flows through the system, which means customers need not worry about running out of hot water. We are developing systems using upgraded materials, electronics, and a collection of exclusive design elements and features to maximize capacity, minimize energy use, and provide a truly maintenance free experience.

Our trutankless® water heaters were officially launched in the first quarter of 2014 and is sold throughout the wholesale plumbing distribution channel. We began generating revenue in the first quarter of 2014. As of the fiscal year ended December 31, 2014, we generated $238,912 in revenue. As of the fiscal year ended December 31, 2015, we generated $265,504 in revenue. As of the fiscal year ended December 31, 2016, we generated $429,582 in revenue. As of the fiscal year ended December 31, 2017, we generated $695,857 in revenue. As of the fiscal year ended December 31, 2018, we generated $1,537,958 in revenue. 1, 2019, we generated $1,908,708. As of December 31, 2020, we generated $1,661,278. As of the fiscal year ended December 31, 2021, we generated $246,032 in revenue. For the three months ended March 31, 2022, we generated $15,680.

We are developing a new, customizable app and control panel for our smart electric water heaters. Using our app, residential and commercial users will be able to obtain real-time status reports, adjust unit temperature settings, view water usage data, and change notification settings from anywhere in the world on their mobile device.

Our primary markets, Florida, Texas, Arizona, and the rest of the Sunbelt region are centers of growth in the U.S. construction and we plan to continue intend to take advantage of our relationships as we launch our totally redesigned trutankless® brand whole home tankless water heaters.

Www.trutankless.com is available as a service to consumers of trutankless® water heaters. We expect to have new apps available for download from the Apple iOS and Goggle Play stores, which will integrate with other devices in the Smart Home market.

Industry Recognition and Awards

Trutankless® received the Best of IBS 2014 Award for Best Home Technology Product from the National Association of Home Builders (NAHB) at that year’s International Builders Show (IBS) in Las Vegas, the Governor's Award of Merit for Energy and Technology Innovation at Arizona Forward's 2014 Environmental Excellence Awards, as well as Kitchen and Bath Business Magazine’s 2014 K*BB Product Innovator’s Award Judges Choice Product.

In 2015, Trutankless was named in Buildings Magazine’s listing of “Money Savings Products” in the Energy Saving Measures category, Special Mention in the Architizer A+ Awards, Appliance Design Magazine named Trutankless among the winners of their annual Excellence in Design Award, and the editors of Green Builder Magazine named Trutankless as one of their picks as a “Hot Product”.

Consumer Reports Magazine featured Trutankless in its Top 5 Remodeling Trends for 2016, and leading home improvement website, houzz.com, honored the company with 4 consecutive “Best of Houzz” honors from 2014 through 2018.

We expect our new line of water heaters will garner similar accolades once the product has been launched with proprietary improvements which will continue to lead the market in the tankless water heating technology which we expect will continue to be driven, in large part, through industry professionals in their local markets.

Customers and Markets

We intend to continue selling our products to plumbing wholesale distributors and dealers.

Approximately 100% and 98% of our sales in 2022 and 2021,were to wholesale plumbing equipment distributors for commercial and residential repair and replace applications. Additionally, our products have historically been sold to various home builders throughout the United States in both single family and multi-family applications.

Manufacturing and Logistics

We have a Manufacturing Services Agreement establishing our financial and payment arrangements, warranty, shipping, and delivery terms with a large US based contract manufacturer with vertically integrated capabilities for electro-mechanical box builds. Finished product are to be generally shipped Freight on Board (FOB) via standard LTL freight and are to be either drop-shipped to customers directly with some inventory to be warehoused at Associated Global Systems located in Phoenix, Arizona. Merchandise is typically shipped using common carriers or freight companies which are selected at the time of shipment based on order volume and the best available rates.

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

RESULTS OF OPERATIONS

Results of Operations for the three months ended March 31, 2022 compared with the three months ended March 31, 2021.

Revenues

In the three months ended March 31, 2022, we generated $15,680 in revenues, as compared to $172,838 in revenues in the prior year. The decrease in sales was attributable to less sales of our trutankless® residential and light commercial products.

Cost of goods sold was $6,752 in the three months ended March 31, 2022, as compared to $135,092 in the three months ended March 31, 2021. This decrease in cost of goods sold was primarily attributable to a decrease in sales.

To the knowledge of management, the Company is unaware of any trends or uncertainties in the sales or costs of our products and services for the periods discussed.

Expenses

Operating expenses totaled $1,235,702 during the three months ended March 31, 2022 as compared to $1,762,473 in the prior year. In the three-month period ended March 31, 2022, our expenses primarily consisted of General and Administrative of $1,150,632, Research and development of 45,158 and Professional fees of $39,912.

General and administrative fees increased $794,023, or approximately 223% to $1,150,632 for the three months ended March 31, 2022 from $356,609 for the three months ended March 31, 2021. This increase was primarily the result of expensing a deposit on inventory for which the inventory was never received.

Research and development decreased $95,332, or approximately 68% to $45,158 for the three months ended March 31, 2022 from $140,490 for the three months ended March 31, 2021. This decrease is attributed primarily to the decreased consulting fees associated with the Company’s research and development efforts.

Professional fees decreased $1,225,462, or approximately 97% to $39,912 for the three months ended March 31, 2022 from $1,265,374 for the three months ended March 31, 2021. Professional fees decreased due to a decrease in consulting fees associated with business development.

Other Expenses

Other expenses decreased $379,609 to $172,610 in the three months ended March 31, 2022 from $552,219 in the three months ended March 31, 2021. The decrease was the result of a decrease in notes payables with interest accruals and a decrease in loss on extinguishment of notes payable.

Net Loss

In the three months ended March 31, 2022, we generated a net loss of $1,425,873, a decrease of $851,073 from $2,276,946 for the three months ended March 31, 2021. This decrease was attributable to a decrease in overall expenditures.

Going Concern

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles that contemplate the continuance of the Company as a going concern.

Management evaluated all relevant conditions and events that are reasonably known or reasonably knowable, in the aggregate, as of the date the consolidated financial statements are issued and determined that substantial doubt exists about the Company’s ability to continue as a going concern within one year from the date of this filing. The Company’s ability to continue as a going concern is dependent on the Company’s ability to generate revenues and raise capital. The Company has not generated sufficient revenues from product sales to provide sufficient cash flows to enable the Company to finance its operations internally. As of March 31, 2022, the Company had $1,559 cash on hand. At March 31, 2022, the Company has an accumulated deficit of $61,407,273. For the three months ended March 31, 2022, the Company had a net loss of $1,425,873, and cash used in operations of $724,684. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Liquidity and Capital Resources

At March 31, 2022, we had an accumulated deficit of $61,407,273. Primarily because of our history of operating losses and our recording of note payables, we have a working capital deficiency of $4,098,009 at March 31, 2022. Losses have been funded primarily through issuance of common stock and borrowings from our stockholders and third-party debt. As of March 31, 2022, we had $1,559 in cash, $13,419 in accounts receivable, and $124,162 in inventory. We used net cash in operating activities of $724,684 for the three months ended March 31, 2022.

Cash Flows from Operating, Investing and Financing Activities

The following table provides detailed information about our net cash flow for all financial statement periods presented in this Quarterly Report. To date, we have financed our operations through the issuance of stock and borrowings.

The following table sets forth a summary of our cash flows for the three months ended March 31, 2022 and 2021:

	Three months ended March 31,
	2022	2021
Net cash used in operating activities	$(724,684)	$(866,744)
Net cash used in investing activities	-	(22,753)
Net cash provided by financing activities	687,348	784,043
Net increase/(decrease) in Cash	(37,336)	(105,454)
Cash, beginning	38,895	151,628
Cash, ending	$1,559	$46,174

Operating activities - Net cash used in operating activities was $724,684 for the three months ended March 31, 2022, as compared to $866,744 used in operating activities for the same period in 2021. The decrease in net cash used in operating activities was primarily due to a decrease in consulting contract cost.

Investing activities - Net cash used in investing activities for the three months ended March 31, 2022 was $0 as compared to $22,753 for the same period of 2021. The decrease in net cash used in investing activities was attributable to purchase of additional assets in the prior year.

Financing activities - Net cash provided by financing activities for the three months ended March 31, 2022 was $687,348 as compared to $784,043 for the same period of 2021. The decrease of net cash provided by financing activities was mainly attributable to less equity financing.

Ongoing Funding Requirements

As of March 31, 2022, we continue to use traditional and/or debt financing to provide the capital we need to run the business. It is possible that we may need additional funding to enable us to fund our operating expenses and capital expenditures requirements.

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

There have been no material changes to our critical accounting policies as compared to the critical accounting policies and significant judgements and estimates disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on November, 30 2022.

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

On September 14th, 2021, a Company subsidiary received a demand for arbitration through the American Arbitration Association pursuant to a manufacturing services agreement with Cypress Holdings Ltd d/b/a Cypress Industries alleging Breach of Contract for non-payment of invoices. The Company believes the claim is without merit and has filed a defense and counter claim. After Cypress Industries failed to cure many Breaches of its manufacturing services agreement, including failure to deliver a single Trutankless unit, the Company cancelled its purchase order with Cypress Industries. The Company is seeking substantial relief, including lost profit, due to the Breach of Contract, Fraudulent Inducement, Misrepresentation, Unjust Enrichment, and Negligence of Cypress Industries. The Company subsequently settled this matter on February 28, 2022.

On April 6, 2023, the Company was served a Summons for an Amended Complaint filed in the state of Florida with claims for Strict Liability, Negligence and Breach of Implied Warranty. The complaint, filed by an insurance company, stems from its payments for claims filed by a policy holder on two separate occasions. The first claim was due to a leak caused by improper installation in which the contractor failed to meet local codes. The second followed the contractors failure to properly repair the improper installation. The complaint states that the contractor failed to follow basic installation guidelines supplied with the product in either incident, resulting in damages. The Company believes the claims related to the Company and its products are without merit.

Item 1A. Risk Factors

The risk factors listed in our 2021 Form 10-K/A, filed with the Securities Exchange Commission on November 30, 2022, are hereby incorporated by reference.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On March 7, 2022 the Company issued 5,000 shares of the Company’s common stock for services valued at $5,000.

On February 22, 2022 the Company entered into a $385,000, 12% note payable due on February 22, 2023. The note is convertible upon default at the higher of the closing price of the common stock on the closing date, or par value. As an inducement to enter into the agreement the Company also granted the noteholder 165,216 shares of common stock valued at $123,147(post-split).

On January 24, 2022 the Company completed the spin-off of its subsidiary Notation Labs Inc into a stand-alone publicly traded company. On August 20, 2020 each holder of the common stock received one share of Notation labs, Inc common stock for every four shares of the Company’s common stock held at the close of business on December 10, 2021, the record date of the distribution. As a result of the spin-off the Notation Labs financials were deconsolidated from those of the Company and an increase of $391,441 in accumulated deficit was recorded.

On May 1, 2022, the Company issued 75,000 shares (post-split) to extend a certain note payable dated May 1, 2020.

On May 2, 2022, the Company issued 12,500 shares (post-split) to extend a certain note payable dated May 2, 2017.

On June 1, 2022, the Company agreed to issue 100,000 shares (post-split) to extend a certain note payable dated February 2, 2018. As of October 17, 2022 the shares had not yet been issued.

On July 14, 2022, the Company entered into a $750,000, 12% line of credit with a Company controlled by a shareholder that is due on December 15,2023 and convertible into shares of the Company’s common stock at $.325 per share.

On July 14, 2022, the Company entered into a $500,000, 12% line of credit with a Company controlled by a shareholder that is due on December 15,2023 and convertible into shares of the Company’s common stock at $.08 per share.

On August 1, 2022 the Company received and cancelled 126,440 shares of common stock valued at $158,050 that had previously been issued as commitment shares for a note payable.

On November 9, 2022 the Company issued 18,750 of the Company’s common stock for services.

On November 30, 2022 the Company issued 115,973 shares of the Company’s common stock to extend a certain note payable dated November 12, 2021.

On December 15, 2022 the Company issued 90,000 shares of the Company’s common stock to settle $18,000 in accrued interest due to a note holder.

On May 3, 2023 the Company issued 84,400 shares of the Company’s common stock to convert $42,200 in principal for a certain convertible note dated July 18, 2022.

On May 3, 2022 the Company issued 2,200,000 of the Company’s common stock for services.

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

Issuer Purchases of Equity Securities

The Company did not repurchase any of its equity securities during the period ended March 31, 2022.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures

Not applic

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit No.	Description

31.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRUTANKLESS, INC.

(Registrant)

By:	/s/ Michael Stebbins
Michael Stebbins, CEO, Principal Financial Officer and Principal Executive Officer

Date: May 10, 2023

