Form 10-Q
period 2022-06-30
Trutankless, Inc.
filed 2023-05-30
CIK 1429393

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Ruble 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated Filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)		Emerging growth company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares of Common Stock, $0.001 par value, outstanding on May 30, 2023, was 22,857,850 shares.

TRUTANKLESS, INC.

QUARTERLY PERIOD ENDED JUNE 30, 2022

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

TRUTANKLESS, INC

CONSOLIDATED BALANCE SHEETS

	June 30, 2022	December 31, 2021
ASSETS
Current assets
Cash	$1,992	$38,895
Accounts receivable	4,499	5,424
Inventory	120,510	119,418
Assets of discontinued operations	-	20,831
Total current assets	127,001	184,568

Other Assets
Right to use asset	140,453	17,744
Other assets	20,184	26,439
Total other assets	160,637	44,183

Total assets	$287,638	$228,751

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable and accrued liabilities	956,840	888,531
Accounts payable and accrued liabilities - related party	139,100	129,700
Lease liability	60,932	19,960
Accrued interest payable - related party	83,993	77,419
Notes payable - related party	136,450	106,350
Notes payable, net of debt discount	763,840	799,377
Convertible notes payable, net of debt discount	1,254,771	1,031,432
Convertible notes payable - related party	1,436,180	-
Liabilities of discontinued operations	-	758,279
Total current liabilities	4,832,106	3,811,048

Lease liability - long-term	76,367	-
Notes payable - long term, net of debt discount	-	201,000
Notes payable - related party, non current	110,500	110,500
Total long-term liabilities	186,867	311,500

Total liabilities	5,018,972	4,122,548
Stockholders' deficit
Preferred stock, $0.001 par value, 9,990,000 shares authorized, 76,000 and 76,000 shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	-	-
Series B Preferred stock, $0.001 par value, 10,000 shares authorized, 10,000 and 0 shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	10	10
Common stock, $0.001 par value, 1,000,000,000 shares authorized, 20,387,667 and 20,217,577 shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	20,387	20,217
Additional paid in capital	54,317,838	54,170,266
Subscriptions payable	3,758,031	2,288,551
Accumulated deficit	(62,827,600)	(60,372,841)
Total stockholders' deficit	(4,731,334)	(3,893,797)
Total liabilities and stockholders' deficit	$287,638	$228,751

See accompanying notes to the consolidated financial statements.

TRUTANKLESS, INC

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the three months ended		For the six months ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021

Revenue	$4,332	$9,976	$20,012	$182,814

Cost of goods sold	(3,652)	(4,880)	(10,404)	(139,972)

Gross profit	680	5,096	9,608	42,842

Operating expenses
General and administrative	1,003,051	264,304	2,153,683	620,913
Research and development	73,872	36,274	119,030	176,764
Professional fees	20,667	452,366	60,579	1,717,740
Total operating expenses	1,097,590	752,944	2,333,292	2,515,417

Loss from operations	(1,096,910)	(747,848)	(2,323,684)	(2,472,575)

Other income (expenses)
Interest expense	(323,417)	(660,553)	(496,027)	(1,102,570)
Gain/Loss on change of derivative liability	-	-	-	149,798
Loss on extinguishment of notes payable	-	-	-	(260,000)
Total income (expenses)	(323,417)	(660,553)	(496,027)	(1,212,772)

Net loss before tax provision	(1,420,327)	(1,408,401)	(2,819,711)	(3,685,347)
Tax provision	-	-	-	-
Net loss from continuing operations	$(1,420,327)	$(1,408,401)	$(2,819,711)	$(3,685,347)
Net loss from discontinued operations before tax provision	-	-	(26,489)	-
Tax provision for discontinued operations	-	-	-	-
Net loss from discontinued operations	$-	$-	$(26,489)	$-
Net loss	$(1,420,327)	$(1,408,401)	$(2,846,200)	$(3,685,347)

Net loss per common share from continuing operations - basic and diluted	$(0.07)	$(0.13)	$(0.14)	$(0.36)
Net loss per common share from discontinued operations- basic and diluted	$-	$-	$-	$-
Net loss per common share - basic and diluted	$(0.07)	$(0.13)	$(0.14)	$(0.36)

Weighted average number of common shares outstanding - basic and diluted	20,387,793	10,483,207	20,319,142	10,199,140

See accompanying notes to the consolidated financial statements.

TRUTANKLESS, INC

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

	Preferred Stock		Common Stock		Additional Paid-in	Subscriptions	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Payable	Deficit	Deficit
Balance, December 31, 2021	10,000	10	20,217,577	20,217	54,170,266	2,288,551	(60,372,841)	(3,893,797)
Stock issued for services	-	-	5,000	5	4,995	608,990	-	613,990
Shares issued for debt discount	-	-	165,216	165	122,982	-	-	123,147
Spin-off of Notation labs	-	-	-	-	-	-	391,441	391,441
Rounding shares cancellation	-	-	(126)	-	-	-	-	-
Imputed interest	-	-	-	-	19,595	-	-	19,595
Net loss	-	-	-	-	-	-	(1,425,873)	(1,425,873)
Balance, March 31, 2022	10,000	10	20,387,667	20,387	54,317,838	2,897,541	(61,407,273)	(4,171,497)
Stock issued for services	-	-	-	-	-	642,990	-	642,990
Shares issued to extend notes	-	-	-	-	-	217,500	-	217,500
Net loss	-	-	-	-	-	-	(1,420,327)	(1,420,327)
Balance, June 30, 2022	10,000	10	20,387,667	20,387	54,317,838	3,758,031	(62,827,600)	(4,731,334)

	Preferred Stock		Common Stock		Additional Paid-in	Subscriptions	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Payable	Deficit	Deficit
Balance, December 31, 2020	10,000	10	9,225,909	9,216	39,961,989	658,374	(34,702,928)	5,926,661
Stock issued for cash	-	-	218,750	219	174,781	205,000	-	380,000
Stock issued for services	-	-	271,250	271	1,474,796	-	-	1,475,067
Shares issued for beneficial conversion feature	-	-	199,898	200	382,840	(74,780)	-	308,260
Shares issued for extinguishment of notes	-	-	-	-	-	460,000	-	460,000
Derivative liability written off to additional paid in capital	-	-	-	-	152,451	-	-	152,451
Net loss	-	-	-	-	-	-	(2,276,946)	(2,276,946)
Balance, March 31, 2021	10,000	10	9,915,807	9,907	42,146,857	1,248,594	(36,979,874)	6,425,493
Stock issued for cash	-	-	536,574	537	428,722	(35,000)	-	394,259
Stock issued for services	-	-	-	-	-	177,500	-	177,500
Shares issued for beneficial conversion feature	-	-	5,200	5	159,756	214,050	-	373,811
Shares issued for extinguishment of notes	-	-	275,000	275	439,725	(440,000)	-	-
Derivative liability written off to additional paid in capital	-	-	-	-	152,451	-	-	152,451
Net loss	-	-	-	-	-	-	(1,408,401)	(1,408,401)
Balance, June 30, 2021	10,000	10	10,732,581	10,723	43,327,511	1,165,144	(38,388,275)	6,115,113

See accompanying notes to the consolidated financial statements.

TRUTANKLESS, INC

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the six months ended
	June 30, 2022	June 30, 2021
Cash Flows from Operating Activities
Net loss from continuing operations	$(2,819,711)	$(3,685,347)
Net loss from discontinued operations	(26,489)	-
Adjustments to reconcile net loss to net cash provided by operating activities:
Imputed interest	19,595	-
Shares issued for services	1,256,980	1,652,567
Gain/Loss on change in derivative liability	-	(149,798)
Shares issued to extend debt	217,500	-
Loss on extinguishment of notes payable and accrued expenses	-	260,000
Depreciation and amortization	6,255	5,595
Non cash operating lease expense	(5,371)	(236)
Amortization of debt discount	88,234	881,507
Changes in assets and liabilities
Accounts receivable	925	109,966
Inventory	(1,092)	(410,260)
Prepaid expenses	-	(29,241)
Accounts payable and accrued liabilities	61,783	161,730
Accounts payable and accrued liabilities - related party	15,974	-
Interest payable - related party	6,526	26,179
Operating cash flow from continued operations	(1,178,891)	(1,177,338)
Operating cash flow from discontinued operations	(10,667)	-
Net cash used in operating activities	(1,189,558)	(1,177,338)

Cash Flows from Investing Activities:
Purchase of fixed assets	-	(25,298)
Net cash used in investing activities	-	(25,298)

Cash Flows from Financing Activities:

Proceeds from convertible notes payable	350,000	418,250
Repayments of convertible notes payable	(35,381)	(592,213)
Proceeds from convertible notes payable - related party	1,063,680	-
Proceeds from notes payable	-	829,358
Repayments from notes payable	(292,904)	(74,674)
Proceeds from notes payable - related party	30,100	-
Proceeds from sale of common stock, net of offering costs	-	774,259
Financing cash flows from continued operations	1,115,495	1,354,980
Financing cash flows from discontinued operations	37,160	-
Net cash provided by financing activities	1,152,655	1,354,980

Net decrease in cash	(36,903)	152,344
Cash of continuing operations, beginning of period	38,895	151,628
Cash, end of period	$1,992	$303,972

Supplemental disclosure of cash flow information
Cash paid for interest	$129,182	$76,265
Cash paid for taxes	$-	$-

SUPPLEMENTARY DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Derivative liability written off to additional paid in capital	$-	$152,451
Notes and accrued interest settled with stock	$-	$200,000
Recognition of debt discount	$-	$484,993

See accompanying notes to the consolidated financial statements.

TRUTANKLESS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022

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

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (GAAP) and applicable rules and regulations of the Securities and Exchange Commission (SEC) regarding interim financial reporting. Certain information and note disclosures normally included in the consolidated financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. As such, the information included in the consolidated financial statements for the three months ended June 30, 2022 should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s Form 10-K for the Company’s fiscal year ended December 31, 2021, as filed with the SEC.

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

Spinoff - On January 24, 2022, the Company completed the previously announced spin-off of its subsidiary Notation Labs Inc into a stand-alone company. The historical results of Notation Labs Inc that were contributed to Trutankless Inc in the spinoff have been reflected as discontinued operations in our condensed consolidated financial statements through the date of the spinoff and in the prior year periods as the spinoff represents a strategic shift in our business that has a major effect on operations and financial results. As of June 30, 2022, the assets and liabilities associated with these Notation Labs Inc. are classified as assets and liabilities of discontinued operations in the condensed consolidated balance sheet. The disclosures presented in our notes to the interim condensed consolidated financial statements are presented on a continuing operations basis.

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

Income Taxes

The Company’s calculation of its tax liabilities involves dealing with uncertainties in the application of complex tax laws and regulations in various taxing jurisdictions. The Company recognizes tax liabilities for uncertain tax positions based on management’s estimate of whether it is more likely than not that additional taxes will be required. The Company had no uncertain tax positions as of June 30, 2022.

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

The Company includes interest and penalties arising from the underpayment of income taxes in the statements of operation in the provision for income taxes. As of June 30, 2022 and 2021, the Company had no accrued interest or penalties related to uncertain tax positions.

Earnings per share

The Company follows ASC Topic 260 to account for the earnings per share. Basic earnings per common share (“EPS”) calculations are determined by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per common share calculations are determined by dividing net income by the weighted average number of common shares and dilutive common share equivalents outstanding. During periods when common stock equivalents, if any, are anti-dilutive they are not considered in the computation. There are 9,664,713 additional shares issuable in connection with outstanding warrants, stock payable, and convertible debts as of June 30, 2022.

Accounts receivable

Accounts receivable is comprised of uncollateralized customer obligations due under normal trade terms. The Company performs ongoing credit evaluation of its customers and management closely monitors outstanding receivables based on factors surrounding the credit risk of specific customers, historical trends, and other information. The carrying amount of accounts receivable is reviewed periodically for collectability. If management determines that collection is unlikely, an allowance that reflects management’s best estimate of the amounts that will not be collected is recorded. Accounts receivable are presented net of an allowance for doubtful accounts of $179,381 and $179,381 at June 30, 2022 and December 31, 2021, respectively.

Advertising Costs

The Company’s policy regarding advertising is to expense advertising when incurred. The Company incurred advertising expenses of $1,720 and $5,859 during the six months ended June 30, 2022 and 2021, respectively.

Research and development costs

The Company charges research and development costs to expense when incurred in accordance with FASB ASC 730, “Research and Development”. Research and development costs were $119,030 and $176,764 for the six months ended June 30, 2022 and 2021, respectively.

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

The reported fair values for financial instruments that use Level 2 and Level 3 inputs to determine fair value are based on a variety of factors and assumptions. Accordingly, certain fair values may not represent actual values of the Company’s financial instruments that could have been realized as June 30, 2022 or that will be recognized in the future, and do not include expenses that could be incurred in an actual settlement. The carrying amounts of the Company’s financial assets and liabilities, such as cash, accounts receivable, receivables from related parties, prepaid expenses and other, accounts payable, accrued liabilities, and related party and third-party notes payables approximate fair value due to their relatively short maturities. The Company’s notes payable to related parties approximates the fair value of such instrument based upon management’s best estimate of terms that would be available to the Company for similar financial arrangements at June 30, 2022 and December 31, 2021.

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

Assets
Cash and cash equivalents	79,517
Due to related party	486,500
Total Assets of Discontinued Operations	566,017

Liabilities
Trade accounts payable and accrued liabilities	75,918
Due to related party	200
Notes payable - related party	400,000
Notes payable	21,340
Royalty liability	460,000
Total current liabilities of discontinued operations	957,458
Net liabilities spun off to shareholders	(391,441)

Discontinued Operations

The components of assets and liabilities of discontinued operations that are stated separately as of December 31, 2021 in the Consolidated Balance Sheets are comprised of the following items:

December 31
2021
Assets
Cash and cash equivalents	20,831
Total Assets of Discontinued Operations

Liabilities
Trade accounts payable and accrued liabilities	76,739
Due to related party	200
Notes payable - related party	200,000
Notes payable	21,340
Royalty liability	460,000
Total current liabilities of discontinued operations	758,279

The components of loss from discontinued operations, net of tax for the Notation Labs business are as follows:

June 30,
2022
Selling, general and administrative	683
Research and development	25,804
Other (income) expense, net	2
loss from discontinued operations before taxes	26,489
Taxes on income	-
Loss from discontinued operations, net of taxes	26,489

The components of cashflows from discontinued operations for the Notation Labs business are as follows:

June 30,
Cash Flows from Operating Activities:	2022
Retained earnings transferred to Notation labs	391,441
Net assets transferred to Notation labs	134,831
Net liabilities transferred to Notation labs	(536,114)
Accounts payable and accrued liabilities	(825)
Net transfers to Notation Labs included in Net Cash used in operating activities included in Discontinued Operations	(10,667)

Cash Flows from Financing Activities:
Proceeds from notes payable related party	(114,000)
Net transfer to Notation labs from financing activities	151,160
Net transfers to Notation Labs included in Net Cash Provided by Financing activities Discontinued Operations	37,160

NOTE 3 - GOING CONCERN

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.

Management evaluated all relevant conditions and events that are reasonably known or reasonably knowable, in the aggregate, as of the date the consolidated financial statements are issued and determined that substantial doubt exists about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent on the Company’s ability to generate revenues and raise capital. The Company has not generated sufficient revenues from product sales to provide sufficient cash flows to enable the Company to finance its operations internally. As of June 30, 2022, the Company had $1,992 cash on hand. At June 30, 2022 the Company has an accumulated deficit of 62,831,365. For the six months ended June 30, 2022, the Company had a net loss of $2,849,965, and cash used in operations of $1,189,558. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year from the date of filing.

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

NOTE 4 - INVENTORY

Inventories consist of the following at:

	June 30, 2022	December 31, 2021
Finished goods	120,510	119,418
Total	$120,510	$119,418

NOTE 5 - ACCOUNTS RECEIVABLE, NET

Accounts receivable consist of the following at:

	June 30, 2022	December 31, 2021
Accounts receivable	183,880	184,805
Allowance for doubtful accounts	(179,381)	(179,381)
Total	$4,499	$5,424

NOTE 6 - RELATED PARTY

Notes payable - related party consist of the following at:

	June 30, 2022	December 31, 2021
Note payable, secured, 5% interest, due May 2022	$19,450	$4,350
Note payable, secured, 12% interest, due May 2030	125,500	110,500
Note payable, secured, 12% interest, due April 2022	102,000	102,000
Total Notes Payable - related party	$246,950	$216,850
Less unamortized debt discounts	-	-
Total Notes Payable	246,950	216,850
Less current portion	(136,450)	(106,350)
Total Notes Payable - long term	$110,500	$110,500

During the six months ending June 30, 2022 the Company received $15,100 under a note payable from a director of the Company. As of June 30, 2022 and December 31, 2021, the Company had one note payable due to a director of the Company in the amount of $19,450 and $4,350, respectively. The note has an interest rate of 5% and is due on demand.

As of June 30, 2022 and December 31, 2021, the Company had one note payable due to an officer of the Company in the amount of $125,500 and $110,500, respectively. The note has an interest rate of 12%and is due on demand.

On April 30, 2021, the Company entered into a $150,000, 12% grid note payable with a Company controlled by the CEO that is due upon demand but no later than April 30, 2022. As of June 30, 2022 and December 31, 2021, the Company has received advances under the note of $102,000 and $102,000, respectively.

Interest expense associated with the related party notes for the three months ended June 30, 2022 and 2021 was $14,395 and $25,973 respectively.

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

Rent expense associated with the lease agreement for the six months ended  June 30, 2022 and 2021 was $25,200 and $25,200, respectively. As of June 30, 2022 and December 31, 2021 the Company had amounts due associated with the lease of $81,100 and $71,700 , respectively.

In January 2014, the Company executed a lease agreement with Perigon Companies, LLC, a related party. The lease term is one month at a rate of $4,000 per month for a period of one month with an option to continue a month-to-month basis thereafter. Under ASC 842, this lease is not recorded on the balance sheet as its term is 12 months or less. The lease was terminated as of January 1, 2019.

Rent expense associated with the lease agreement for the six months ended June 30, 2022 and 2021 was $0 and $0, respectively. As of June 30, 2022 and December 31, 2021 the Company had amounts due associated with the lease of $34,500 and $34,500 , respectively.

During the six months ended June 30, 2022 and 2021 the Company received $0 and $0 in advances from a related party, respectively. As of June 30, 2022 and December 31, 2021 the Company had received advances from a related party of $23,500 and $23,500, respectively.

NOTE 7 - NOTES PAYABLE

Notes payable consist of the following at:

	June 30, 2022	December 31, 2021
Note payable, secured, 12% interest, due June 2024	$79,920	$93,411
Note payable, secured, 12% interest, due June 2024	300,000	300,000
Notes payable, secured, 30% interest, due June 2021	125,000	125,000
Notes payable, secured, 12% interest, due April 2022	95,000	95,000
Notes payable, secured, 10% interest, due June 2022	-	219,333
Notes payable, secured, 12% interest, due December 2023	10,000	10,000
Notes payable, unsecured, 0% interest, due on demand	13,000	13,000
Notes payable, secured, 12% interest, due June 2024	140,920	201,000
Total notes Payable	$763,840	$1,056,744

Less unamortized debt discounts	-	(56,367)
Total Notes Payable	763,840	1,000,377
Less current portion	(763,840)	(799,377)
Total Notes Payable - long term	$-	$201,000

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

On January 1, 2020, the Company entered into an agreement to consolidate the above two notes payable dated June 11, 2018 and January 30, 2019 into one $260,000, 12% note due June 1, 2022. As consideration the Company issued the note holder 175,000 shares of common stock valued at $61,250, which was recognized as a financing cost. The Company evaluated the modification under ASC 470-50 and determined that the modifications were considered substantial and qualified for extinguishment accounting under such guidance. As such, the Company recorded a loss on extinguishment of debt of $61,250 associated with the excess reacquisition cost of the new debt over the carrying value of the original debt. . On May 1, 2022, for the issuance of 25,000 shares valued at $29,000 on the date of commitment, the loan was further extended to June 1, 2024.  During the six months ending June 30, 2022 the Company made principal payments totaling $13,490. As of June 30, 2022 and December 31, 2021 the balance of the note was $79,920 and $93,411, respectively.

On September 2, 2016, the Company issued a $100,000 12% promissory note. The note was due on September 1, 2017. As an incentive to enter into the agreement the noteholder was also granted 25,000 shares valued at $25,000 which was recognized as a debt discount. On May 16, 2019, the maturity date of the note was extended to July 1, 2020 (see below) for the issuance of 50,000 shares of common stock valued at $21,000, which was recognized as a debt discount over the extended maturity date. As of June 30, 2022, the full amounts of the debt discount have been amortized.

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

On January 1, 2020, the Company entered into an agreement to consolidate three notes payable above dated September 2, 2016 and February 2, 2018 into one $300,000, 12% note due June 1, 2021. As consideration the Company issued the note holder 175,000 shares of common stock valued at $61,250 which was recorded as financing expense. On May 1, 2022, for the issuance of 25,000 shares valued at $29,000 on the date of commitment, the loan was further extended to June 1, 2024. The Company evaluated the modification under ASC 470-50 and determined that the modifications were considered substantial and qualified for extinguishment accounting under such guidance. As such the Company recorded a loss on extinguishment of debt of $61,250 associated with the excess reacquisition cost of the new debt over the carrying value of the original debt. As of June 30, 2022 and December 31, 2021 the balance of the note was $300,000 and $300,000, respectively.

On January 8, 2021, the Company entered into a $125,000, 30% note payable due on June 8, 2021. Under the note the Company must make interest only payments of $3,125 starting on February 10, 2021 and continuing through maturity. On December 31, 2022, the noteholder extended the due date to June 8, 2022 for $1,250. As of June 30, 2022 and December 31, 2021 the balance of the note was $125,000 and $125,000, respectively. As of June 30, 2022 the note is in default.

On April 26, 2021, the Company entered into a $95,000, 12% note payable due on April 26, 2022. As of June 30, 2022 and December 31, 2021 the balance of the note was $95,000 and $95,000, respectively.

On June 28, 2021, the Company entered in to a $350,000 note payable, including an original issue discount of $56,892. Interest under the promissory note is 12% per annum, and the principal and all accrued but unpaid interest is due twelve (12) months from funding with monthly payment of $39,200 beginning on August 6, 2021. As an incentive to enter into the agreement, the noteholder was also granted 157,834 shares valued at $169,198, based on market value of the shares on the date of issuance which was recognized as a debt discount. During the six months ended June 30, 2022, $56,367 of the discount was amortized and the note was shown net of unamortized discount of $0. During the six months ending June 30, 2022 the Company made principal payments totaling $219,333. As of June 30, 2022 and December 31, 2021 the balance of the note was $0 and $219,333, respectively.

On August 18, 2021, the Company entered into a $10,000, 12% note payable due on August 18, 2022. On April 10, 2022 the note was amended to have a due date of December 7, 2023. As of June 30, 2022 and December 31, 2021 the balance of the note was $10,000 and $10,000, respectively.

On May 12, 2021, the Company entered into a $103,000, 24% note payable due on September 12, 2021.

On July 12, 2021, the Company entered into a $98,000, 12% note payable due on November 12, 2021.

On November 12, 2021, the Company entered into an agreement to consolidate the two notes payable above dated May 12, 2021 and July 12, 2021 into one $201,000, 12% note due December 15, 2023. As consideration the Company issued the note holder 100,000 shares of common stock valued at $125,000 which was recorded as financing expense. The Company evaluated the modification under ASC 470-50 and determined that the modifications were considered substantial and qualified for extinguishment accounting under such guidance. As such the Company recorded a gain on extinguishment of debt of $15,643 associated with the deficit reacquisition cost of the new debt over the carrying value of the original debt. On May 1, 2022, for the issuance of 100,000 shares valued at $87,000 on the date of commitment, the loan was further extended to June 1, 2024. During the six months ending June 30, 2022 the Company made principal payments totaling $60,080. As of June 30, 2022 and December 31, 2021 the balance of the note was $140,920 and $201,000, respectively.

On November 4, 2021, the Company entered into a $25,000, 0% note payable due on demand. As of June 30, 2022 and December 31, 2021 the balance of the note was $13,000 and $13,000, respectively.

Interest expense including amortization of the associated debt discount for the six months ended June 30, 2022 and 2021 was $130,413 and $84,249, respectively.

Convertible notes payable, net of debt discount consist of the following:

	June 30, 2022	December 31, 2021
Convertible note payable, secured, 12% interest, due August 31, 2019, in default	50,000	50,000
Convertible note payable, secured, 12% interest, due May 2, 2023	100,000	100,000
Convertible note payable, secured, 10% interest, due April 2023	45,000	50,000
Convertible note payable, secured, 10% interest, due May 22, 2020, in default	5,000	5,000
Convertible note payable, secured, 12% interest, due Feb 15, 2024, in default	75,000	75,000
Convertible notes payable, secured, 4% interest, due October 14, 2020, in default	75,000	75,000
Convertible note payable ,12% interest, due May 2020, in default	162,750	162,750
Convertible note payable, secured, 10% interest, due May 1, 2022	350,000	350,000
Convertible note payable, secured, 12% interest, due January 6, 2022	-	30,382
Convertible note payable, secured, 12% interest, due February 8, 2022	100,000	100,000
Convertible notes payable, secured, 4% interest, due March 3, 2021, in default	25,000	25,000
Convertible notes payable, secured, 10% interest, due December 2021, in default	10,000	10,000
Convertible notes payable, 8% interest, due February 2023	385,000	-
Total notes payable	1,382,750	1,033,132

Less unamortized discounts	(127,979)	(1,700)
Total convertible notes payable, net	$1,254,771	$1,031,432
Less current portion	(1,254,771)	(1,031,432)

Convertible notes payable, net - Long-term	$-	$-

On June 2, 2016, the Company issued $50,000 of principal amount of 12% secured convertible promissory notes and 6,250 warrants to purchase common stock (post-split). The note was due on August 31, 2018, was later extended to August 31, 2019, bears interest of twelve percent (12%) and is currently in default. The outstanding principal amounts and accrued but unpaid interest of the notes is convertible at any time at the option of the holder into common stock at a conversion price of $8.00 per share (post-split). The notes were issued with warrants to purchase up to 6,250 shares of the Company’s common stock at an exercise price of $12 per share (post-split). As of June 30, 2022 and December 31, 2021 the balance of the note was $50,000 and $50,000, respectively. As of the date of filing the loan is in default.

On May 2, 2017, the Company issued $100,000 of principal amount of 10% secured convertible promissory notes and 20,000 warrants to purchase common stock. The note was due on May 2, 2020 and is secured by the Company’s accounts receivable and inventory and on August 1, 2020, for the issuance of $6,250 shares (post-split) valued at $10,000 based on market value of the shares of $1.6 (post-split) on the date of issuance, was further extended to February 1, 2021, and was again extended on April 20, 2021 to May 2, 2022 for the 12,500 shares (post-split) valued at $17,000, which is included in stock payable. On May 1, 2022, for the issuance of 12,500 shares valued at $14,500 on the date of commitment, the loan was further extended to May 1, 2023.  The outstanding principal amounts and accrued but unpaid interest of the notes is convertible at any time at the option of the holder into common stock at a conversion price of $4 per share (post-split). The notes were issued with warrants to purchase up to 10,000 shares of the Company’s common stock at an exercise price of $8.00 per share (post-split). As of June 30, 2022 and December 31, 2021 the balance of the note was $100,000 and $100,000, respectively. As of the date of filing the loan is in default.

On May 2, 2017, the Company issued $50,000 of principal amount of 10% secured convertible promissory notes and 10,000 warrants to purchase common stock. The note was due on May 2, 2020 and is secured by the Company’s accounts receivable and inventory. On April 22, 2020, the note was extended to May 2, 2021. The outstanding principal amounts and accrued but unpaid interest of the notes is convertible at any time at the option of the holder into common stock at a conversion price of $4 per share (post-split). The notes were issued with warrants to purchase up to 1,250 shares (post-split) of the Company’s common stock at an exercise price of $8.00 per share (post-split). One December 31, 2021 the note was amended to cease accruing interest as of May 1,2022 and the due date of the note was amended to April 1, 2023. As of June 30, 2022 and December 31, 2021 the balance of the note was $45,000 and $50,000, respectively. As of the date of filing the loan was in default.

On May 22, 2017, the Company issued $5,000 of principal amount of 10% secured convertible promissory notes and 125 warrants (post-split) to purchase common stock at an exercise price of $8 (post-split). The note was due on May 22, 2020 and is currently in default secured by the Company’s accounts receivable and inventory. The outstanding principal amounts and accrued but unpaid interest of the notes is convertible at any time at the option of the holder into common stock at a conversion price of $0.50 per share. The notes were issued with warrants to purchase up to 125 shares of the Company’s common stock at an exercise price of $8.00 per share (post-split). As of June 30, 2022 and December 31, 2021 the balance of the note was $5,000 and $5,000, respectively.

On February 15, 2018, the Company issued a $75,000 12% secured convertible promissory note. The note was due on February 24, 2020 and is secured by the Company’s accounts receivable and inventory. On April 22, 2020, the due date of the note was extended to February 15, 2021 for the issuance of 6,250 shares of common stock (post-split) valued at $8,995 and is currently in default. On February 22, 2022 the due date of the note was further extended to February 15, 2024. As of June 30, 2022 and December 31, 2021 the balance of the note was $75,000 and $75,000, respectively..

On February 8, 2019, the Company issued a $50,000 10% convertible note. The note was due on February 8, 2020 and is currently in default. As an incentive to enter into the agreement, the noteholder was also granted 7,500 shares valued at $30,000, which was recognized as a debt discount. As of June 30, 2022 and December 31, 2021 the balance of the note was $50,000 and $50,000, respectively.

On February 19, 2019, the Company issued a $25,000 4% convertible note. The note was due on August 19, 2019 and is convertible at a rate of $4 per share (post-split). On February 14, 2019, the noteholder agreed to extend the note through October 14, 2020. As an incentive to enter into the agreement, the noteholder was also granted 625 shares (post-split) valued at $2,500, which was recognized as a debt discount. As of December 31, 2021, the shares have not been issued and were included in stock payable. As of December 31, 2021, the note was shown net of unamortized discount of $0. As of June 30, 2022 and December 31, 2021 the balance of the note was $25,000 and $25,000, respectively. As of the June 30, 2022 the note was in default.

On November 19, 2019, the Company entered in to a $281,000 convertible note payable, including an original issue discount of $28,100 convertible promissory note pursuant to which $150,000 was borrowed, including a $18,500 discount during the year ended December 31, 2019. Interest under the convertible promissory note is 12% per annum, and the principal and all accrued but unpaid interest is due 180 days from funding, which has July 19, 2020 for the first tranche. On May 20, 2020, the noteholder agreed to extend the due date of the first tranche of funding until July 19, 2020 and is currently past due. On the date of default, the Company incurred a default penalty of 50% of the balance of the note amounting to $54,250. The note is convertible at the lesser of (i) 70% multiplied by the lowest Trading Price during the previous twenty-five (25) trading day period ending on the latest complete Trading Day prior to the date of the note and 70% of the market price with a floor of $0.01. As an incentive to enter into the agreement, the noteholder was also granted 53,375 shares (post-split) valued at $175,070. The Company analyzed the conversion feature and determined it was required to be bifurcated and recognized as a derivative liability. The derivative at inception was valued at $192,226, based on the Black Scholes Merton pricing model. As the fair value of the derivative and the shares issued at inception were in excess of the face amount of the note, the Company recorded a debt discount in the amount of $168,500 to be amortized utilizing the effective interest method of accretion over the term of the note. Further, the excess of $104,041 was recognized as a financing cost on the Statement of Operations. As of December 31, 2021, the Company paid the $60,000 toward the principal balance under the first tranche of $60,000. As of December 31, 2021, the fair value of the derivative liability associated with the note of $152,451 was reclassified to additional paid in capital. As of June 30, 2022, the debt discount has been amortized in full and the note was shown net of unamortized discount of $0. As of June 30, 2022 and December 31, 2021 the balance of the note was $162,750 and $162,750, respectively.

On May 5, 2020, the Company issued a $350,000 10% convertible note. The note is due on May 1, 2021 and is convertible at a rate of $1 per share (post-split). As an incentive to enter into the agreement the noteholder was also granted 187,500 shares (post-split) valued at $207,000, which was recognized as a debt discount. On April 21, 2021, the noteholder agreed to extend the note through May 1, 2022. As an incentive to enter into the agreement, the noteholder was also granted 12,500 shares (post-split) valued at $20,000, which was recognized as financing expense. On May 1, 2022, for the issuance of 75,000 shares valued at $87,000 on the date of commitment, the loan was further extended to May 1, 2024. As of June 30, 2022, the note was shown net of unamortized discount of $0. As of June 30, 2022 and December 31, 2021 the balance of the note was $350,000 and $350,000, respectively.

On January 6, 2021, the Company entered into a $275,000, 10% convertible note payable due January 6, 2022, including an original issue discount of $35,000. The note is convertible into shares of common stock equal to the closing bid price of common stock on the trading day immediately preceding the date of conversion. On February 7, 2021 and granted the noteholder an additional 122,857 shares of common stock (post-split) valued $167,086 and 19,000 five-year warrants exercisable at $1 (post-split) valued at $30,400. During the six months ended June 30, 2022 the Company made payments totaling $30,382 in principal, and the balance of the loan as of June 30, 2022 and December 31, 2021 was $0 and $30,382, respectively.

On February 8, 2021, the Company entered into an agreement to consolidate two notes payable above dated September 17, 2018 and February 8, 2019 into one $100,000, 12% note due February 8, 2022. The note is convertible into shares of common stock at a conversion price of $0.80 per share (post-split). As consideration the Company issued the note holder 12,500 shares of common stock (post-split) valued at $20,000 which was recorded as financing expense. As of the December 31, 2021, the share were not issued and included in stock payable. The Company evaluated the modification under ASC 470-50 and determined that the modifications were considered substantial and qualified for extinguishment accounting under such guidance. As such the Company recorded a loss on extinguishment of debt of $20,000 associated with the excess reacquisition cost of the new debt over the carrying value of the original debt. During the six months ending June 30, 2022 the Company made interest payments totaling $5,000. As of June 30, 2022 and December 31, 2021 the balance of the note was $100,000 and $100,000, respectively.

On March 3, 2021, the Company issued a $25,000 4% convertible note. The note is due on March 3, 2022 and is convertible at a rate of $0.80 per share (post-split). For the six months ended June 30, 2022, the Company recorded amortization of the debt discount of $1,700. As of June 30, 2022, the note was shown net of unamortized discount of $0. As of June 30, 2022 and December 31, 2021 the balance of the note was $25,000 and $25,000, respectively.

On June 15, 2021, the Company entered into a $10,000, 10% note payable due on December 15, 2021. The note is convertible at $0.80 per share (post-split). As an inducement to enter into the agreement the Company also granted the noteholder 6,875 shares of common stock (post-split). The issuance of the note and shares resulted in a discount from the beneficial conversion feature totaling $5,699, including $2,151 attributable to the conversion feature and $3,548 was attributable to the shares. As of June 30, 2022 and December 31, 2021, the note balance was $10,000 and $1,000 and was shown net of unamortized discount of $0 and $0, respectively.

On February 22, 2022 the Company entered into a $385,000, 12% note payable due on February 22, 2023. The note is convertible upon default at the higher of the closing price of the common stock on the closing date, or par value. As an inducement to enter into the agreement the Company also granted the noteholder 165,216 shares of common stock (post-split). The issuance of the note and shares resulted in a total debt discount of $158,147, with $123,147 attributable to the shares. As of June 30, 2022 the balance of the note was $385,000.

Interest expense including financing cost and amortization of the associated debt discount on all of the above convertible notes for the six months ended June 30, 2022 2021 was $96,865 and $473,895, respectively.

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

During 2018, the Company executed a lease agreement. The lease term is 39 months at a rate of $1,680 per month with 3% increases beginning January 1, 2021 and rent commencing on January 1, 2019. The Company was required to pay a $1,781 security deposit. During the six months ending June 30, 2022 the Company agreed to renew the lease through December 31, 2025.

In January 2019, the Company executed a lease agreement with Templar Asset Group, LLC, a related party. The lease term is one year at a rate of $4,200 per month for a period of one year with an option to continue a month-to-month basis thereafter. Under ASC 842, this lease is not recorded on the balance sheet as its term is 12 months or less.

In January 2020, the Company executed a lease agreement. The lease term is 17 months at a rate of $5,805 per month and rent commencing on March 1, 2022. The Company was required to pay a $5,805.33 security deposit.

Undiscounted Cash Flows

As of June 30, 2022, the right of use asset and lease liability were shown on the consolidated balance sheet at $9,622 and $10,232, respectively. The table below reconciles the fixed component of the undiscounted cash flows and the total remaining years to the operating lease liability recorded on the consolidated balance sheet as of June 30, 2022:

Amounts due as of June 30, 2022	Operating Leases
2022	68,738
2023	63,693
2024	22,634
2025	21,886
Total minimum lease payments	$176,951
Less: effect of discounting	(39,653)
Present value of future minimum lease payments	$137,298
Less: current obligations under leases	(60,932)
Long-term lease obligations	$76,367

Legal Matter

On July 6, 2020, we received a letter from the staff of the Division of Enforcement of the Securities and Exchange Commission (the “Staff”) that indicated the Company may have violated certain rules and regulations regarding a late filing notification filed by the Company and that the Staff is conducting an informal inquiry into the matter. On April 29, 2021, the Company agreed to pay civil penalties of $25,000 to the Securities and Exchange Commission in settlement of the matter. Payment shall be made in the following four installments: (1) $5,000 within 14 days of entry of the order; (2) $7,500 within 180 days of entry of the order; (3) $6,250 within 270 days of entry of the order; and (4) $6,250 within 360 days of entry of the order. As of June 30, 2022, $5,000 was paid and $20,000 remained due.

NOTE 9 - STOCK WARRANTS

The following is a summary of stock warrants activity during the period ended June 30, 2022

	Number of Shares	Weighted Average Exercise Price
Balance, December 31, 2021	2,510,485	$1.85
Warrants granted and assumed	-	-
Warrants expired	-	-
Warrants canceled	-	-
Warrants exercised	-	-
Balance outstanding and exercisable, June 30, 2022	2,510,485	$1.85

The following is a summary of stock warrants activity during the period ended December 31, 2021.

	Number of Shares	Weighted Average Exercise Price
Balance, December 31, 2020	1,848,985	$2.16
Warrants granted and assumed	1,144,000	$1.00
Warrants expired	-	-
Warrants canceled	-	-
Warrants exercised	(482,500)	$1.00
Balance outstanding and exercisable, December 31, 2021	2,510,485	$1.85

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

During the six months ending June 30, 2022 the Company agreed to issue 2,140,000 shares of common stock valued at $608,990 for services. As of June 30, 2022 the shares had not been issued and were recorded as stock payable.

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

During the six months ending June 30, 2022 imputed interest of $19,595 was recorded as additional paid in capital.

During the six months ending June 30, 2022 126 shares of the Company’s common stock was cancelled as rounding shares.

On May 1, 2022, the Company agreed to issue 75,000 shares (post-split) to extend a certain note payable dated May 1, 2020. As of June 30, 2022 the shares had not been issued and were recorded as stock payable.

On May 2, 2022, the Company agreed to issue 12,500 shares (post-split) to extend a certain note payable dated May 2, 2017. As of June 30, 2022 the shares had not been issued and were recorded as stock payable.

On June 1, 2022, the Company agreed to issue 100,000 shares (post-split) to extend a certain note payable dated February 2, 2018. As of June 30, 2022 the shares had not yet been issued.

During the three months ending June 30, 2022 the Company agreed to issue 2,200,000 shares of common stock valued at $642,990 for services. As of June 30, 2022 the shares had not been issued and were recorded as stock payable.

NOTE 11 - SUBSEQUENT EVENTS

 On August 1, 2022 the Company received and cancelled 126,440 shares of common stock valued at $158,050 that had previously been issued as commitment shares for a note payable.

On August 4, 2022 the Company issued 87,500 shares of the Company’s common stock to extend a certain notes payable dated May 2, 2017 and May 1, 2022.

On November 9, 2022 the Company issued 18,750 of the Company’s common stock for services.

On November 30, 2022 the Company issued 115,973 shares of the Company’s common stock to extend a certain note payable dated November 12, 2021.

On December 15, 2022 the Company issued 90,000 shares of the Company’s common stock to settle $18,000 in accrued interest due to a note holder.

On May 3, 2023 the Company issued 84,400 shares of the Company’s common stock as an incentive for a certain convertible note dated July 18, 2022.

On May 3, 2023 the Company issued 2,200,000 of the Company’s common stock for services.

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

Our trutankless® water heaters were officially launched in the first quarter of 2014 and is sold throughout the wholesale plumbing distribution channel. We began generating revenue in the first quarter of 2014. As of the fiscal year ended December 31, 2014, we generated $238,912 in revenue. As of the fiscal year ended December 31, 2015, we generated $265,504 in revenue. As of the fiscal year ended December 31, 2016, we generated $429,582 in revenue. As of the fiscal year ended December 31, 2017, we generated $695,857 in revenue. As of the fiscal year ended December 31, 2018, we generated $1,537,958 in revenue. 1, 2019, we generated $1,908,708. As of December 31, 2020, we generated $1,661,278. As of the fiscal year ended December 31, 2021, we generated $246,032 in revenue. For the six months ended June 30, 2022, we generated $20,012.

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

RESULTS OF OPERATIONS

Results of Operations for the three months ended June 30, 2022 compared with the three months ended June 30, 2021.

Revenues

In the three months ended June 30, 2022, we generated $4,332 in revenues, as compared to $9,976 in revenues in the prior year. The decrease in sales was attributable to less sales of our trutankless® residential and light commercial products.

Cost of goods sold was $3,652 in the three months ended June 30, 2022, as compared to $4,880 in the three months ended June 30, 2021. This decrease in cost of goods sold was primarily attributable to a decrease in sales.

To the knowledge of management, the Company is unaware of any trends or uncertainties in the sales or costs of our products and services for the periods discussed.

Expenses

Operating expenses totaled $1,101,355 during the three months ended June 30, 2022 as compared to $752,944 in the prior year. In the three-month period ended June 30, 2022, our expenses primarily consisted of General and Administrative of $1,006,816, Research and development of 73,872 and Professional fees of $20,667.

General and administrative fees increased $742,512, or approximately 281% to $1,006,816 for the three months ended June 30, 2022 from $264,304 for the three months ended June 30, 2021. This increase was primarily the result of expensing a deposit on inventory for which the inventory was never received.

Research and development increased $37,598, or approximately 104% to $73,872 for the three months ended June 30, 2022 from $36,274 for the three months ended June 30, 2021. This increase is attributed primarily to the increased consulting fees associated with the Company’s research and development efforts.

Professional fees decreased $431,699, or approximately 95% to $20,667 for the three months ended June 30, 2022 from $452,366 for the three months ended June 30, 2021. Professional fees decreased due to a decrease in consulting fees associated with business development.

Other Expenses

Other expenses decreased $337,136 to $323,417 in the three months ended June 30, 2022 from $660,553 in the three months ended June 30, 2021. The decrease was the result of a decrease in notes payables with interest accruals.

Net Loss

In the three months ended June 30, 2022, we generated a net loss of $1,424,092, an increase of $15,691 from $1,408,401 for the three months ended June 30, 2021. This increase was attributable to an increase in overall expenditures.

Going Concern

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles that contemplate the continuance of the Company as a going concern.

Management evaluated all relevant conditions and events that are reasonably known or reasonably knowable, in the aggregate, as of the date the consolidated financial statements are issued and determined that substantial doubt exists about the Company’s ability to continue as a going concern within one year from the date of this filing. The Company’s ability to continue as a going concern is dependent on the Company’s ability to generate revenues and raise capital. The Company has not generated sufficient revenues from product sales to provide sufficient cash flows to enable the Company to finance its operations internally. As of June 30, 2022, the Company had $1,992 cash on hand. At June 30, 2022, the Company has an accumulated deficit of $62,831,365. For the six months ended June 30, 2022, the Company had a net loss of $2,849,965, and cash used in operations of $1,184,558. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Liquidity and Capital Resources

At June 30, 2022, we had an accumulated deficit of $62,831,365. Primarily because of our history of operating losses and our recording of note payables, we have a working capital deficiency of $4,654,405 at June 30, 2022. Losses have been funded primarily through issuance of common stock and borrowings from our stockholders and third-party debt. As of June 30, 2022, we had $1,992 in cash, $4,499 in accounts receivable, and $120,510 in inventory. We used net cash in operating activities of $1,189,558 for the six months ended June 30, 2022.

Cash Flows from Operating, Investing and Financing Activities

The following table provides detailed information about our net cash flow for all financial statement periods presented in this Quarterly Report. To date, we have financed our operations through the issuance of stock and borrowings.

The following table sets forth a summary of our cash flows for the six months ended June 30, 2022 and 2021:

	Three months ended June 30,
	2022	2021
Net cash used in operating activities	$(1,189,558)	$(1,177,338)
Net cash used in investing activities	-	(25,298)
Net cash provided by financing activities	1,152,655	1,354,980
Net increase/(decrease) in Cash	(36,903)	152,344
Cash, beginning	38,895	151,628
Cash, ending	$1,992	$303,972

Operating activities - Net cash used in operating activities was $1,189,558 for the six months ended June 30, 2022, as compared to $1,177,338 used in operating activities for the same period in 2021. The decrease in net cash used in operating activities was primarily due to a decrease in consulting contract cost.

Investing activities - Net cash used in investing activities for the six months ended June 30, 2022 was $0 as compared to $25,298 for the same period of 2021. The decrease in net cash used in investing activities was attributable to purchase of additional assets in the prior year.

Financing activities - Net cash provided by financing activities for the six months ended June 30, 2022 was $1,152,655 as compared to $1,354,980 for the same period of 2021. The decrease of net cash provided by financing activities was mainly attributable to less equity financing.

Ongoing Funding Requirements

As of June 30, 2022, we continue to use traditional and/or debt financing to provide the capital we need to run the business. It is possible that we may need additional funding to enable us to fund our operating expenses and capital expenditures requirements.

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

On July 6, 2020, we received a letter from the staff of the Division of Enforcement of the Securities and Exchange Commission (the “Staff”) that indicated the Company may have violated certain rules and regulations regarding a late filing notification filed by the Company and that the Staff is conducting an informal inquiry into the matter. On April 29, 2021, the Company agreed to pay civil penalties of $25,000 to the Securities and Exchange Commission in settlement of the matter. Payment shall be made in the following four installments: (1) $5,000 within 14 days of entry of the order; (2) $7,500 within 180 days of entry of the order; (3) $6,250 within 270 days of entry of the order; and (4) $6,250 within 360 days of entry of the order. As of June 30, 2022, $5,000 was paid and $20,000 remained due.

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

On August 4, 2022 the Company issued 87,500 shares of the Company’s common stock to extend a certain notes payable dated May 2, 2017 and May 1, 2022.

On November 9, 2022 the Company issued 18,750 of the Company’s common stock for services.

On November 30, 2022 the Company issued 115,973 shares of the Company’s common stock to extend a certain note payable dated November 12, 2021.

On December 15, 2022 the Company issued 90,000 shares of the Company’s common stock to settle $18,000 in accrued interest due to a note holder.

On May 3, 2023 the Company issued 84,400 shares of the Company’s common stock as an incentive for a certain convertible note dated July 18, 2022.

On May 3, 2023 the Company issued 2,200,000 of the Company’s common stock for services.

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

Issuer Purchases of Equity Securities

The Company did not repurchase any of its equity securities during the period ended June 30, 2022.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures

Not applicable

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

Date: May 30, 2023

