Form 10-K
period 2022-12-31
Trutankless, Inc.
filed 2023-11-15
CIK 1429393

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-54219

TRUTANKLESS, INC.
(Exact name of registrant as specified in its charter)

Nevada	26-2137574
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

15900 North 78th Street, Suite 200

Scottsdale, AZ 85260

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company.

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

The number of shares of Common Stock, $0.001 par value, outstanding on October 26, 2023 was 38,773,230 shares.

DOCUMENTS INCORPORATED BY REFERENCE: None.

TRUTANKLESS, INC.

FOR THE FISCAL YEAR ENDED

DECEMBER 31, 2022

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

PART I

ITEM 1. BUSINESS

Trutankless, Inc. was incorporated in the state of Nevada on March 7, 2008. The Company is headquartered in Scottsdale, Arizona and currently operates through its wholly owned subsidiary, Bollente, Inc., a Nevada corporation incorporated on December 3, 2009.

Trutankless is involved in research and development, sales, marketing, of a high quality, whole-house, smart electric tankless water heater that is more energy efficient than conventional products. Management anticipates the Company’s second generation of Trutankless water heaters, with Wi-Fi, Bluetooth, and Zigbee capability. Trutankless’ proprietary app is expected to launch into the iOS and Android store and will augment other products in the home automation space, including company’s leak detection and prevention devices which were in development in the company’s wholly owned subsidiary, Notation Labs, Inc. which was founded in 2020 and subsequently spun-off as of January 24, 2022 to shareholders of record December 10, 2021.

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

The company will continue to focus its efforts on developing products that satisfy growing demand in the electric tankless market. Additionally, the company hopes to launch additional products well suited to its key customers in the repair and replacement wholesale market, as well as home builders and companies associated with new construction in the multifamily and commercial markets.

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

Trutankless was designed to replace inefficient tank water heating technology, which is second to HVAC in energy consumption for most homes. Combined with Wi-Fi capabilities, the system could not only save energy it has the ability to inform users and property owners of energy use, water use, and potential issues like leaks or other failures in the plumbing system. Management plans to roll out additional technologies in the future that can integrate with the Company’s trutankless smart apps. Currently, the product has the ability to notify homeowners in the event of water flow while the system is set in away mode. Leak detection, leak damage mitigation, and hot water recirculation for instant hot water at the point of use are becoming major trends in the home automation space. Management believes new products can be introduced into its growing wholesale network to augment trutankless’ momentum and harness growing trends to a fresh audience of plumbing and other home service professionals.

Homebuilders and plumbing companies have begun selling homes with more technology integrations. The company expects to gain market share based on its ability to offer tech forward products in the wholesale market which supplies plumbing, HVAC, and electrical service companies in the future.

Tankless Industry Overview

The U.S. gas tankless water heater market is dominated by several brands; U.S. electric tankless water heater market is dominated by a few smaller companies, and tank manufacturers maintain the largest market share. Several Japanese and European manufacturers have begun marketing products in the United States, and since 2003, gas tankless products have experienced dramatic growth. Electric tankless systems have not experienced comparable growth due to several factors, primarily product performance, capacity, product quality and electrical power supply and installation issues.

Manufacturers of tank heaters have a competitive advantage due largely to their product categories long established use, name recognition, established distribution, and brand position in the marketplace. Many plumbers and other building industry professionals were opposed to changing brands or to tankless systems because many tankless water heaters have been poorly designed in the past. As a result, there is a perception among some contractors that these water heaters are more complicated and generally less dependable than traditional tank heaters. This perception is often passed along to consumers when making buying decisions or inquiring about switching to a tankless water heater.

While we believe that our products will have superior performance, such as endless hot water, superior longevity, greater efficiency and lower “life cycle” costs than traditional tank water heaters, the Company’s success will depend to a large degree on the successful conversion of traditional water heater buyers to tankless water heater buyers. The acquisition price of tankless water heaters (both gas and electric) is greater than traditional tank water heaters, but the overall cost of ownership will be less than that of traditional tank technologies under typical circumstances. Although the public’s awareness of tankless systems has grown in recent years, and continued growth in the sector is suggestive of increasing awareness of tankless as a viable solution for American homeowners.

Our marketing and promotion plans have been developed to increase the awareness of the Company’s brand as the preferred option to traditional tank systems. Trutankless intends to position itself and its brand to capitalize on the shift to more sustainable construction materials and more efficient systems and appliances.

Trutankless® Products

We manufacture and distribute trutankless® water heaters, a line of new, high-quality, highly efficient electric tankless water heaters are in development. Our trutankless® water heaters have been engineered to outperform and outlast both its tank and tankless predecessors in energy efficiency, output, and durability. It provides endless hot water on demand for a whole household, and it also integrates with home automation systems.

We have several features and design innovations which are new to the electric tankless water heater market that we believe will give our products a sustainable competitive advantage over our rivals in the market.

Our trutankless® water heaters are intended to be available solely through wholesale plumbing distributors, including Ferguson, Hajoca, WinSupply, Morrison Supply locations, and several regional distributors. A partial listing of wholesalers may be found on our website (www.trutankless.com).

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

Our trutankless® water heaters were officially launched in the first quarter of 2014 and is sold throughout the wholesale plumbing distribution channel. We began generating revenue in the first quarter of 2014. As of the fiscal year ended December 31, 2014, we generated $238,912 in revenue. As of the fiscal year ended December 31, 2015, we generated $265,504 in revenue. As of the fiscal year ended December 31, 2016, we generated $429,582 in revenue. As of the fiscal year ended December 31, 2017, we generated $695,857 in revenue. As of the fiscal year ended December 31, 2018, we generated $1,537,958 in revenue. As of the fiscal year ended December 31, 2019, we generated $1,908,708. As of December 31, 2020, we generated $1,661,278. As of December 31, 2020, we generated $1,661,278. As of December 31, 2021, we generated $246,032. As of December 31, 2022, we generated $73,009 in revenue.

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

Industry Recognition and Awards

Trutankless® received the Best of IBS 2014 Award for Best Home Technology Product from the National Association of Home Builders (NAHB) at that year’s International Builders Show (IBS) in Las Vegas. The IBS is produced by NAHB and is the largest annual light construction show in the world - featuring more than 1,100 exhibitors and attracting 75,000 attendees including high level decision makers from some of the largest homebuilders in the world as well as plumbing and HVAC professionals from top companies in major markets.

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

Customers and Markets

We sell our products to plumbing wholesale distributors and dealers. Approximately, 95% of our sales have been to wholesale plumbing equipment distributors for commercial and residential repair and replace applications. We rely on commissioned manufacturers’ representatives to market our product lines. Additionally, our products are sold to independent dealers throughout the United States.

Manufacturing and Logistics

We have engineering agreements with outside development and production engineers, which is ongoing and currently being executed. In December 2020, we executed a second Manufacturing Services Agreement establishing our pricing and payment terms, warranty, shipping, and delivery terms with a North American manufacturer. Finished products are generally shipped Free on Board (FOB) and are typically shipped using common carriers or freight companies which are selected at the time of shipment based on order volume and the best available rates.

Intellectual Property & Proprietary Rights

We regard substantial elements of our brands and underlying intellectual property as proprietary and attempt to protect them by relying on trademark, service mark and trade secret laws, restrictions on disclosure and transferring title and other methods.

 Our plans are to actively pursue patent and trademark protection for all newly developed products, both domestically and abroad. We have novel and proprietary technologies related to our product line and the central focus of our patent counsel has been successfully building a defensible set of patent claims which have been granted.

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

During the year ended December 31, 2022, our patent counsel collaborated with our engineering team to augment our research and development efforts related to future products which yielded positive results. By affirming our development path and product road map, we expect to file several new patents for novel technologies which we expect to launch in the future, including next generation electric tankless technologies along which will be designed to work with technologies that are able to employ artificial intelligence to help reduce water and energy consumption. We expect to receive additional benefits from our technology and data collection with cloud-based software as a service and apps which may be adapted for use by insurance companies, utilities, and municipalities.

Growth Strategy

Trutankless’ product launched in the first quarter of 2014 and was sold through the wholesale plumbing distribution channel. Gas tankless manufacturers’ support of this sales channel was critical in their ability to quickly capture appreciable market share in the replacement market estimated to be larger than $4 Billion nationwide. To our knowledge, no electric tankless has been available solely through wholesale distributors which welcomed the arrival of Trutankless. Trutankless’ sales and service training programs geared towards plumbers and contractors are the primary focal point of the Company’s sales strategy to quickly scale sales and educate distributors, plumbers, builders, and contractors.

The Company has also leveraged online marketing strategies and social media. By presenting an immersive and educational web experience at www.trutankless.com Trutankless intends to continue building brand awareness among consumers efficiently online. Launch efforts are expected to be focused in Arizona, Texas, and the Southeast at first, which account for over 1,000,000 electric water heater shipments annually. Licensing and co-branding opportunities may be assessed, since strategic partnerships would eliminate the channel conflicts that have historically obstructed previous electric tankless entries in the marketplace.

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

Margin Expansion

Cost reduction measures, including outsourcing of key components and certain quality control testing protocols, will be undertaken on an expedited basis to rapidly reduce costs and improve manufacturing scalability. Such reductions are expected to take place in stages over the next several quarters, and we believe may result in gross sales margins approaching 50% or more.

Market Outlook

Trutankless entered the market in front of the largest water heater replacement cycle ever at a time when homeowners were seeking ways to reduce their carbon footprint without sacrificing comfort. Many of the heaters which were replaced at that time will need to be replaced, echoing the prior cycle. Statistics have shown a trend towards electric water heating in many markets as part of a trend known as “electrification”. This trend is part of a shift, which some municipalities are making mandatory, away from natural gas and other fossil fuels to sustainable energy sources, namely solar generated electricity among others which we expect to continue their proliferation throughout North America.

Florida, Texas, and Arizona, and areas where electric water heaters dominate the market, have been epicenters of the residential new construction strength in the US. In the new construction market, builders are increasingly marketing “green” features and trutankless fit well along with other energy saving innovations. In commercial markets, we feel that our commercial line of trutankless products is well suited to thousands of customers in the retail, quick serve and fast casual restaurants, hair salons, and other businesses with moderate hot water use required. In addition to residential new construction and replacement markets, we feel the commercial applications for which our products are appropriate represent a large portion of the commercial water heater market.

In April 2015, the Federal Government mandated that standard electric water heaters over 55 gallons may not be sold (started effectively forcing the market to use alternative technologies like tankless water heaters. The electrification of the overall appliance market has also begun due to the rapid progression of energy generation technologies with more efficient and renewable energy sources seen as a growing and sustainable trend.

Recent Developments

On March 4, 2021, we announced that the Company completed the buildout of a new production laboratory and R&D facility in Scottsdale, Arizona with state of the art research and testing systems for the development of new products.

On September 24, 2021, the Company announced a 1-for-8 reverse stock split of the issued and outstanding common stock (the “Common Stock”) which became effective September 27, 2021.

On November 4, 2021, we announced the plan to spinoff Notation Labs, Inc., a wholly owned subsidiary of Trutankless, Inc. with each holder of common stock as of the distributions date, receiving shares on a 4-to1 ratio, such that every four shares of the Company’s common stock would receive one share of the common stock of Notation Labs, Inc.

On November 24, 2021, the Board of Directors se the record and distribution dates for the spinoff of Notation Labs, Inc. to shareholders of record December 10, 2021.

On January 21, 2021, the Company received notification from FINRA that it had received the documentation required to complete the spinoff and on January 24, 2022, the Company’s transfer agent distributed common shares of Notation Lab, Inc. to Company shareholders of record as an equity dividend distribution.

On June 15, 2022, we announced that the Company had been granted its first patent related to our next generation of products, specifically related to a “High-Accuracy Response-Curved Flowmeter” (U.S. Serial No. 17/592,993) filed on February 5th, 2022, from the U.S. Patent and Trademark Office (USPTO).

On August 11, 2022, we relayed information about recent events related to trading the Company’s common shares and announced that the Company had recently secured financing to help sustain its product and technology development and ongoing business operations.

On April 14, 2023, we announced a key product development milestone had been reached with entry into the engineering verification testing phase in the development of its second generation product.

On May 11, 2023, the Company release further information relating to its next generation electric tankless, indicating improved performance over prior models with a completely reinvented mobile app. Further, the Company had engaged sales and marketing consultants with experience building integrated sales systems using the latest technology to incorporate lead generation, sales processes, tracking and forecasting with a proprietary app.

On July 15, 2023, we announced the Company’s intention to spin-off its wholly-owned subsidiary, Tankless365, Inc. whereby each shareholder having common stock as of the distribution date will be entitled to receive shares of the common stock of Tankless365, Inc. pro rata based on a 4:1 ratio. The press release was attached as an exhibit to the Company’s 8-K filed with the SEC on July 19, 2023.

On August 28, 2023 the Company filed a PRE 14C Preliminary Information Statement with the SEC, as amended in a PRER14C filed on  August 30, 2023, to disclose the terms of the spinoff transaction announced in the July 15, 2023 press release and subsequent 8-K report.

On September 12, 2023, the Company filed its’ DEF 14C Definitive Information Statement which was mailed to the Company’s shareholders of record with further disclosures giving notice to shareholder futher describing the corporate actions including the terms of the spinoff and a name change authorized by the Company’s Board of Directors.

Target Markets

The United States market for residential tank water heaters in 2022 was approximately 8.7 million units according to data released by the Air-Conditioning, Heating, and Refrigeration Institute (AHRI). 52.5% of those shipments were electric storage water heater heaters, representing a 2.9% gain in market share versus gas storage water heaters in the prior year. We feel this is a good indicator that there is growing demand for electric solutions in the water heater market, which we expect will impact future sales for the Company’s electric tankless water heaters.

Trutankless is initially marketing its products to contractors, home builders, remodelers, and distributors in the southern and western U.S. These areas of the country have been selected because of generally higher ground water temperatures, which improves the effects of the performance and capacity of all brands of tankless water heaters. This area of the country also traditionally has the largest share of population growth and new housing starts, accounting for almost two-thirds of all housing starts in 2019, according to recent data. Additionally, the southern U.S., and specifically the southeastern U.S., has the highest usage of electric water heaters.

Distribution Plan

Initially, we will be distributing our primary product lines throughout the southern and western U.S. using an existing network of plumbing and electrical wholesalers (distributors), manufacturers’ representatives and dealers. We believe that we will continue to build on existing relationships with major companies in the building and plumbing industries to rapidly expand awareness of Trutankless and our products in the water heater market in the U.S and Canada.

Sales will continue to be pursued through the following channels:

1.	Regional and national plumbing, HVAC, and electrical wholesalers (also called “distributors”);
2.	Plumbers and electricians on a direct basis, in those areas where wholesalers have not yet been set up; and,
3.	Builders on a direct basis, in those areas where wholesalers & mechanical contractors have not yet been set up.

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

Employees

We currently have four employees, including our CEO and part-time employees. We expect to increase the number of employees to expand our sales and technical staff. We will continue to rely on independent consultants and contractors to perform various professional services. We believe that this use of third-party service providers may enhance our ability to contain operating, general expenses and capital costs.

Available Information

Our periodic reports filed with the SEC, which include Form 10-K, Form 10-Q, Form 8-K and amendments thereto, may be accessed by the public free of charge from the SEC. Electronic copies of these reports can be accessed at the SEC’s website (http://www.sec.gov). Copies of these reports may also be obtained, free of charge, upon written request to: Trutankless Inc., 15900 North 78th Street, Suite 200, Scottsdale, Arizona 85260, Attn: Corporate Secretary. The public may read or obtain copies of these reports from the SEC at the SEC’s Public Reference Room at 450 Fifth N.W., Washington, D.C. 20549 (1-800-SEC-0330).

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

The Company is not able to predict the ultimate impact that COVID -19 will have on its business. However, if the current economic conditions continue, the pandemic could have an adverse impact on the economies and financial markets of many countries, including the geographical area in which the Company plans to operate.

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

RISKS RELATING TO OUR COMMON STOCK

Because our common stock could remain under $4.00 per share, it could continue to be deemed a low-priced “Penny” stock, an investment in our common stock should be considered high risk and subject to marketability restrictions.

Since our common stock is currently under $4.00 per share, it is considered a penny stock, as defined in Rule 3a51-1 under the Securities Exchange Act, it will be more difficult for investors to liquidate their investment even if and when a market develops for the common stock. If the trading price of the common stock stays below $5.00 per share, trading in the common stock is subject to the penny stock rules of the Securities Exchange Act specified in rules 15g-1 through 15g-10. Those rules require broker-dealers, before effecting transactions in any penny stock, to:

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

During the period ended December 31, 2022 we maintained an executive office 14646 N. Kierland Blvd, Suite 270, Scottsdale, Arizona 85254, which consists of approximately 2,488 square feet. We currently maintain a research, development, and test lab with office space 15953 N. Greenway Hayden Loop, Suite J, Scottsdale Arizona 85260, which consists of approximately 1,680 square feet.

ITEM 3. LEGAL PROCEEDINGS

Item 1. Legal Proceedings.

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business.

On July 6, 2020, we received a letter from the staff of the Division of Enforcement of the Securities and Exchange Commission (the “Staff”) that indicated the Company may have violated certain rules and regulations regarding a late filing notification filed by the Company and that the Staff would conduct an informal inquiry into the matter. On April 29, 2021, the Company agreed to pay civil penalties of $25,000 to the Securities and Exchange Commission in settlement of the matter.

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

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASE OF EQUITY SECURITIES

Market Information

From February 13, 2009, through approximately August 8, 2022, shares of our common stock traded on the OTC pink tier of the over-the counter market operated by OTC Markets Group, Inc. under the symbol “TKLS”. On or about August 9, 2022, trading in shares of our common stock was downgraded to the OTC Pink tier of the over-the counter market operated by OTC Markets Group continuing under the symbol “TKLS”.

On September 28, 2021, upon the effective date of amendments to Rule 15c2-11 under the Exchange Act, trading in shares of our common stock became eligible only for unsolicited quotes on the Expert Market of the OTC Markets Group. Quotations in Expert Market securities are restricted from public viewing. This designation by the OTC Markets Group severely limits the number of investors that might purchase shares of our common stock and effectively prevents the development of an active trading market in shares of our common stock. As a result, there currently is no established public trading market for the shares of our common stock.

Over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily reflect actual transactions.

Even if upon or subsequent to filing this Form 10-K we are deemed current in filing financial and other information, there can be no assurance as to whether OTC Markets Group will enable shares of our common stock to be quoted on a retail tier or that the shares of our common stock can successfully be traded on other trading platforms.

Holders of Common Stock

As of December 31, 2022 there were approximately 403 stockholders of record of our common stock. This number does not include shares held by brokerage clearing houses, depositories or others in unregistered form.

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

Recent Sales of Unregistered Securities

During the year ended December 31, 2022 the Company issued 23,750 shares of common stock valued at $5,004 for services. Additionally, the Company agreed to issue 8,840,000 shares of common stock valued at $2,389,010 for services. As of December 31, 2022 the shares had not been issued.

On May 1, 2022, the Company issued 75,000 shares of common stock (post-split) valued at $87,000 to extend a certain note payable dated May 1, 2020.

On May 2, 2022, the Company issued 12,500 shares of common stock (post-split) valued at $14,500 to extend a certain note payable dated May 2, 2017.

On June 1, 2022, the Company agreed to issue 100,000 shares (post-split) valued at $116,000 to extend a certain note payable dated February 2, 2018. As of December 31, 2022 the shares had not yet been issued.

On November 30, 2022 the Company agreed to issue 115,973 shares of common stock valued at $27 to extend a certain note payable dated November 12, 2021. As of December 31, 2022 the shares had not been issued.

On February 22, 2022 the Company entered into a $385,000, 12% note payable due on February 22, 2023. The note is convertible upon default at the higher of the closing price of the common stock on the closing date, or par value. As an inducement to enter into the agreement the Company also granted the noteholder 165,216 shares of common stock valued at $123,147 (post-split).

On December 15, 2022 the Company agreed to issue 90,000 shares of common stock valued at $23 to settle $18,000 of accrued interest owed to a note holder. As of December 31, 2022 the shares had not been issued.

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

RESULTS OF OPERATIONS

Revenues

In the year ended December 31, 2022 we generated $73,009 in revenues, as compared to $246,032 in revenues in the prior year. The decrease in sales was attributable to less sales of our trutankless® residential and light commercial products. Cost of goods sold was $22,522, as compared to $127,669 in the prior year.

To the knowledge of management, the Company is unaware of any trends or uncertainties in the sales or costs of our products and services for the periods discussed.

Expenses

Operating expenses totaled $4,147,014 during the year ended December 31, 2022 as compared to $11,153,689 in the prior year. In the year ended December 31, 2022, our expenses primarily consisted of General and Administrative of $3,711,863, Research and Development of $246,186 and Professional fees of $188,965.

General and administrative fees decreased $6,887,306 from the year ended December 31, 2022 to the year ended December 31, 2021. General and administrative fees increased due to a decrease in consulting fees associated with business development.

Research and Development increased $35,161 from the year ended December 31, 2022 to the year ended December 31, 2021. Research and Development fees increased due to increased consulting fees associated with the Company’s research and development efforts.

Professional fees decreased $154,530 from the year ended December 31, 2022 to the year ended December 31, 2021. Professional fees decreased due to an decrease in legal and accounting fees associated with the normal operations of the business.

Other Expenses

Other expense decreased $5,452,213 to $523,009 in the year ended December 31, 2022 from $5,975,222 for the year ended December 31, 2021. The decrease was the result of a decrease in interest expense during the year.

Net Loss

In the year ended December 31, 2022, we generated a net loss of $4,646,055, a decrease of $12,733,715 from $17,379,770 for the year ended December 31, 2021. This decrease was attributable to a decrease in stock based consulting payments.

Going Concern

The financial statements included in this filing have been prepared in conformity with generally accepted accounting principles that contemplate the continuance of the Company as a going concern.

Management evaluated all relevant conditions and events that are reasonably known or reasonably knowable, in the aggregate, as of the date the consolidated financial statements are issued and determined that substantial doubt exists about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent on the Company’s ability to generate revenues and raise capital. The Company has not generated sufficient revenues from product sales to provide sufficient cash flows to enable the Company to finance its operations internally. As of December 31, 2022, the Company had $84,034 cash on hand. At December 31, 2022 the Company has an accumulated deficit of $64,627,455. For the year ended December 31, 2022, the Company had a net loss of $4,646,055, and cash used in operations of $1,815,297. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year from the date of filing.

Over the next twelve months management plans to raise additional capital and to invest its working capital resources in sales and marketing in order to increase distribution and demand for its products. However, there is no guarantee the Company will generate sufficient revenues or raise capital to continue operations. If the Company fails to generate sufficient revenue and obtain additional capital to continue at its expected level of operations, the Company may be forced to scale back or discontinue its sales and marketing efforts. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Liquidity and Capital Resources

At December 31, 2022, we had an accumulated deficit of $64,627,455.  and  a working capital deficiency of $3,796,695. As of December 31, 2022, we had $84,034 in cash, $7,219 in accounts receivable, and $117,980 in inventory.

Cash Flows from Operating, Investing and Financing Activities

The following table provides detailed information about our net cash flow for all financial statement periods presented in this Annual Report. To date, we have financed our operations through the issuance of stock and borrowings.

The following table sets forth a summary of our cash flows for the years ended December 31, 2022 and 2021:

	Year ended December 31,
	2022	2021
Net cash used in operating activities	$(1,815,297)	$(2,431,848)
Net cash used in investing activities	-	(25,298)
Net cash provided by financing activities	1,839,605	2,365,244
Net increase/(decrease) in Cash	24,308	(91,902)
Cash, beginning	59,726	151,628
Cash, ending	$84,034	$59,726

Operating activities

Net cash used in operating activities was $1,815,297 for the year ended December 31, 2022, as compared to $2,431,848 used in operating activities for the same period in 2021. The decrease in net cash used in operating activities was primarily due to the decrease in net loss during the year ended December 31, 2022.

Investing activities

Net cash provided by investing activities for the year ended December 31, 2022 was $0, as compared to $25,298 for the same period of 2021. The decrease of net cash used in investing activities was mainly due to a decrease in fixed asset purchases during the year ended December 31, 2022.

Financing activities

Net cash provided by financing activities for the year ended December 31, 2022 was $1,839,605, as compared to $2,365,244 for the same period of 2021. The increase of net cash provided by financing activities was mainly to increase debt financing during the year ended December 31, 2022.

Ongoing Funding Requirements

As of December 31, 2022, we continue to use traditional and/or debt financing to provide the capital we need to run the business. It is possible that we may need additional funding to enable us to fund our operating expenses and capital expenditures requirement s.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Index to Financial Statements and Financial Statement Schedules appearing on page 37 of this Form 10-K.

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

Management has undertaken an assessment of the effectiveness of our internal control over financial reporting based on the framework and criteria established in the Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Based upon this evaluation, management concluded that our internal control over financial reporting was not effective as of December 31, 2022.

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

Information as to our current directors and executive officers is as follows:

Name	Age	Title	Since
Robertson James Orr	47	Secretary, Treasurer & Director	May 12, 2010
Michael Stebbins	41	Chief Executive Officer, President and Director	June 23, 2016

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

Our decision not to adopt such a code of ethics results from our having a small management for the Company. We believe that the limited interaction which occurs having such a small management structure for the Company eliminates the current need for such a code, in that violations of such a code would be reported to the party generating the violation.

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

Summary Compensation Table

The table below summarizes the total compensation paid to or earned by our current Executive Officers for the fiscal years ended December 31, 2022, 2021 and 2020.

SUMMARY COMPENSATION TABLE

Name and Principal Positions	Year	Salary ($)	Bonus ($)	Stock Awards ($)		Option Awards ($)	Non- Equity Incentive Plan Compen- sation ($)	Non-qualified Deferred Compensation Earnings ($)	All Other Compen- sation ($)	Total ($)
Robertson James Orr(1),	2022	75,000	-0-	582,000		-0-	-0-	-0-	-0-	657,000
Former President, Former CEO,	2021	75,000	-0-	400,00		-0-	-0-	-0-	-0-	475,000
Secretary, Treasurer & Director	2020	11,000	-0-	1,735,198		-0-	-0-	-0-	-0-	1,746,198

Michael Stebbins(4),	2022	210,000	-0-	447,010	(5)	-0-	-0-	-0-	-0-	657,010
President & Director	2021	165,000	-0-	-0-		-0-	-0-	-0-	-0-	2,352,980
	2020	165,000	-0-	1,951,798		-0-	-0-	-0-	-0-	2,116,798

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

Option Grants in Last Fiscal Year

During the years ended December 31, 2022 and 2021, we did not grant any options to our officers and directors.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information, to the best of our knowledge, about the beneficial ownership of our common stock on October 6, 2023 relating to the beneficial ownership of our common stock by those persons known to beneficially own more than 5% of our capital stock and by our directors and executive officers.  The percentage of beneficial ownership for the following table is based on 83,324,151 shares of common stock outstanding.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and does not necessarily indicate beneficial ownership for any other purpose. Under these rules, beneficial ownership includes those shares of common stock over which the stockholder has sole or shared voting or investment power. It also includes shares of common stock that the stockholder has a right to acquire within 60 days after October 6, 2023, pursuant to options, warrants, conversion privileges or other rights. The percentage ownership of the outstanding common stock, however, is based on the assumption, expressly required by the rules of the Securities and Exchange Commission, that only the person or entity whose ownership is being reported has converted options or warrants into shares of our common stock.

Security Ownership of Management, Directors and Certain Beneficial Owners

Title of Class	Name of Beneficial Owner	Number Of Shares		Percent Beneficially Owned
Common	Robertson James Orr - Director	1,765,541		4.55%
Common	Michael Stebbins - CEO and President and Director	3,289,289	(3)	8.42%
Common	Built Right Holdings, LLC	8,825,833		22.76%
	All Directors, Officers and Principal Stockholders as a Group	13,880,663		35.73%

1.

As used in this table, “beneficial ownership” means the sole or shared power to vote, or to direct the voting of, a security, or the sole or shared investment power with respect to Common Stock (i.e., the power to dispose of, or to direct the disposition of, a security).

2.	The address of each Officer and Director is c/o Trutankless, Inc., 15900 North 78th Street, Suite 200, Scottsdale, AZ 85260.
3.

Of the total shares of Common Stock owned or controlled by Mr. Stebbins, 43,750 shares are held by White Isle Holdings, Inc., 625 shares are held by Core Financial Companies LLC and 1,000,000 shares are held by Level Point Corp.

4.

These shares are owned directly by Built Right Holdings, LLC, an Arizona limited liability company, and Rodney Cullum may be deemed to have an indirect interest in these securities as the manager of Built Right Holdings, LLC.

Changes in Control

There are no arrangements known to the Company, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change in control of the Company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Related Persons

Accounts payable and accrued liabilities – related party

During the years ended December 31, 2022 and 2021 the Company received $0 and $0 in advances from a related party, respectively. As of December 31, 2022 and 2021 the Company had received advances from a related party of $23,500 and $23,500, respectively.

Notes payable - related party consist of the following at:

	December 31, 2022	December 31, 2021
Note payable, secured, 5% interest, due May 2022	$19,450	$4,350
Note payable, secured, 12% interest, due May 2030	125,500	110,500
Note payable, secured, 12% interest, due April 2022	102,000	102,000
Total Notes Payable - related party	$246,950	$216,850
Less unamortized debt discounts	-	-
Total Notes Payable	246,950	216,850
Less current portion	(121,450)	(106,350)
Total Notes Payable - long term	$125,500	$110,500

During the year ending December 31, 2022 the Company received $15,100 under a note payable from a director of the Company. As of December 31, 2022 and 2021, the Company had one note payable due to a director of the Company in the amount of $19,450 and $4,350, respectively. The note has an interest rate of 5% and is due on demand.

As of December 31, 2022 and 2021, the Company had one note payable due to an officer of the Company in the amount of $125,500 and $110,500, respectively. The note has an interest rate of 12%and is due on demand.

On April 30, 2021, the Company entered into a $150,000, 12% grid note payable with a Company controlled by the CEO that is due upon demand but no later than April 30, 2022. As of December 31, 2022 and 2021, the Company has received advances under the note of $102,000 and $102,000, respectively.

Interest expense associated with the related party notes for the years ended December 31, 2022 and 2021 was $30,456 and $46,482 respectively.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

(1) AUDIT FEES

Audit and Non-Audit Fees

The following table sets forth fees billed to us by our independent auditors, for the years ended 2022 and 2021 for (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements, (ii) services rendered that are reasonably related to the performance of the audit or review of our financial statements that are not reported as Audit Fees, and (iii) services rendered in connection with tax preparation, compliance, advice and assistance.

Fee Category	Fiscal 2022 Fees	Fiscal 2021 Fees

Audit Fees	$49,750	$41,000
Audit Related Fes	-	-
Tax Fees	-	-
All Other Fees	-	-

Total Fees	$49,750	$41,000

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

Date: November 14, 2023

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michael Stebbins
Michael Stebbins	Chief Executive Officer (Principal Executive Officer), Director and Principal Financial Officer	November 14, 2023

/s/ Robertson J. Orr
Robertson James Orr	Director	November 14, 2023

Gries & Associates, LLC Certified Public Accountants 501 S. Cherry Street Suite 1100 Denver, Colorado 80246

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

Trutankless, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Trutankless, Inc. (the “Company”) as of December 31, 2022 and the related consolidated statement of operations, statement of stockholders’ deficit, and cash flows for the year then ended, and the related notes and schedules (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022, and the results of its operations and its cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the entity’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the entity’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Going Concern Uncertainty

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in note 3 to the financial statements, the Company has incurred losses since inception of $64,627,455, had a net loss of $4,646,055 and cash used in operations of $1,794,466. These factors create uncertainty as to the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Emphasis of Matters-Risks and Uncertainties

The Company is not able to predict the ultimate impact that COVID -19 will have on its business. However, if the current economic conditions continue, the pandemic could have an adverse impact on the economies and financial markets of many countries, including the geographical area in which the Company plans to operate.

/s/ Gries & Associates, LLC

We have served as the Company’s auditor since 2023.

Denver, CO

PCAOB# 6778

November 13, 2023

blaze@griesandassociates.com 501 S. Cherry Street, Suite 1100, Denver, Colorado 80246 (O)720-464-2875 (M)773-255-5631 (F)720-222-5846

TRUTANKLESS, INC

CONSOLIDATED BALANCE SHEETS

	December 31, 2022	December 31, 2021
ASSETS
Current assets
Cash	$84,034	$38,895
Accounts receivable	7,219	5,424
Inventory	117,980	119,418
Assets of discontinued operations	-	20,831
Total current assets	209,233	184,568

Other Assets
Right to use asset	100,125	17,744
Other assets	13,824	26,439
Total other assets	113,949	44,183

Total assets	$323,182	$228,751

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued liabilities	1,062,385	888,531
Accounts payable and accrued liabilities - related party	164,300	129,700
Lease liability	51,223	19,960
Accrued interest payable - related party	93,069	77,419
Notes payable - related party	121,450	106,350
Notes payable, net of debt discount	684,380	799,377
Convertible notes payable, net of debt discount	1,329,121	1,031,432
Convertible notes payable - related party	500,000	-
Liabilities of discontinued operations	-	758,279
Total current liabilities	4,005,928	3,811,048

Lease liability - long-term	44,520	-
Notes payable - long term, net of debt discount	70,460	201,000
Notes payable - related party, non current	125,500	110,500
Convertible notes payable - related party, non current	1,628,930	-
Total long-term liabilities	1,869,410	311,500

Total liabilities	5,875,338	4,122,548

Stockholders’ deficit
Preferred stock, $0.001 par value, 9,990,000 shares authorized, 76,000 and 76,000 shares issued and outstanding as of December 31, 2022 and 2021, respectively	-	-
Series B Preferred stock, $0.001 par value, 10,000 shares authorized, 10,000 and 0 shares issued and outstanding as of December 31, 2022 and 2021, respectively	10	10
Common stock, $0.001 par value, 1,000,000,000 shares authorized, 20,367,477 and 20,217,577 shares issued and outstanding as of December 31, 2022 and 2021, respectively	20,367	20,217
Additional paid in capital	54,261,311	54,170,266
Subscriptions payable	4,793,611	2,288,551
Accumulated deficit	(64,627,455)	(60,372,841)
Total stockholders’ deficit	(5,552,156)	(3,893,797)

Total liabilities and stockholders’ deficit	$323,182	$228,751

See accompanying notes to the consolidated financial statements.

TRUTANKLESS, INC

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the years ended
	December 31, 2022	December 31, 2021

Revenue	$73,009	$246,032

Cost of goods sold	(22,552)	(127,669)

Gross profit	50,457	118,363

Operating expenses
General and administrative	3,711,863	10,599,169
Research and development	246,186	211,025
Professional fees	188,965	343,495
Total operating expenses	4,147,014	11,153,689

Loss from operations	(4,096,557)	(11,035,326)

Other income (expenses)
Interest expense	(556,827)	(5,014,194)
Gain/Loss on change of derivative liability	15,845	149,798
Loss on extinguishment of notes payable	17,973	(1,212,153)
Gain on debt forgiveness of PPP loan	-	101,327
Total income (expenses)	(523,009)	(5,975,222)

Net loss before tax provision	(4,619,566)	(17,010,548)
Tax provision	-	-
Net loss from continuing operations	$(4,619,566)	$(17,010,548)
Net loss from discontinued operations before tax provision	(26,489)	(369,222)
Tax provision for discontinued operations	-	-
Net loss from discontinued operations	$(26,489)	$(369,222)
Net loss	$(4,646,055)	$(17,379,770)

Net loss per common share from continuing operations - basic and diluted	$(0.23	$(1.35)
Net loss per common share from discontinued operations- basic and diluted	$-	$(0.03)
Net loss per common share - basic and diluted	$(0.23	$(1.38)

Weighted average number of common shares outstanding - basic and diluted	20,339,391	12,578,271

See accompanying notes to the consolidated financial statements.

TRUTANKLESS, INC

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

					Additional			Total
	Preferred Stock		Common Stock		Paid-in	Subscriptions	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Payable	Deficit	Deficit
Balance, December 31, 2020	10,000	10	9,225,909	9,226	39,961,979	658,374	(42,993,071)	(2,363,482)
Stock issued for cash	-	-	2,062,850	2,068	1,649,697	(157,500)	-	1,494,265
Stock issued for services	-	-	5,782,477	5,785	8,112,386	1,826,990	-	9,945,161
Shares issued for beneficial conversion feature	-	-	199,566	200	458,826	(3,774)	-	455,252
Shares issued for debt restructuring	-	-	98,495	98	257,633	(56,154)	-	201,577
Shares issued for extinguishment of notes	-	-	2,064,780	2,056	2,610,099	20,615	-	2,632,770
Shares issued for the settlement of accrued expenses	-	-	783,500	784	962,921	-	-	963,705
Derivative liability written off to APIC	-	-	-	-	152,451	-	-	152,451
Imputed interest	-	-	-	-	4,274	-	-	4,274
Net loss	-	-	-	-	-	-	(17,379,770)	(17,379,770)
Balance, December 31, 2021	10,000	10	20,217,577	20,217	54,170,266	2,288,551	(60,372,841)	(3,893,797)
Stock issued for services	-	-	23,750	24	4,980	2,389,010	-	2,394,014
Shares issued to extend notes	-	-	87,500	88	101,412	116,027	-	217,527
Shares issued for debt discount	-	-	165,216	165	122,982	-	-	123,147
Shares issued for the settlement of accrued expenses	-	-	-	-	-	23	-	23
Spin-off of Notation labs	-	-	-	-	-	-	391,441	391,441
Cancellation of commitment shares	-	-	(126,440)	(126)	(157,924)	-	-	(158,050)
Rounding shares cancellation	-	-	(126)	-	-	-	-	-
Imputed interest	-	-	-	-	19,595	-	-	19,595
Net loss	-	-	-	-	-	-	(4,646,055)	(4,646,055)
Balance, December 31, 2022	10,000	10	20,367,477	20,367	54,261,311	4,793,611	(64,627,455)	(5,552,156)

See accompanying notes to the consolidated financial statements.

TRUTANKLESS, INC

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the years ended
	December 31, 2022	December 31, 2021
Cash Flows from Operating Activities
Net loss from continuing operations	$(4,619,566)	$(17,010,548)
Net loss from discontinued operations	(26,489)	(369,222)
Adjustments to reconcile net loss to net cash provided by operating activities:
Imputed interest	19,595	-
Shares issued for services	2,394,014	9,945,161
Cancellation of commitment shares	(158,050)	-
Gain/Loss on change in derivative liability	-	(149,798)
Shares issued to extend notes	217,527	-
Shares issued for beneficial conversion feature	-	201,577
Loss on extinguishment of notes payable and accrued expenses	-	416,539
Loss on extinguishment of notes payable and accrued expenses - related party	-	816,452
Loss on extinguishment of accrued expenses	-	571,995
Gain on forgiveness of PPP loan payable	-	(101,327)
Depreciation	12,615	12,581
Non cash operating lease expense	(6,598)	(983)
Amortization of debt discount	159,383	1,300,830
Changes in assets and liabilities
Accounts receivable	(1,795)	104,542
Inventory	1,438	(94,764)
Prepaid expenses	-	1,462,975
Accounts payable and accrued liabilities	167,351	144,895
Accounts payable and accrued liabilities - related party	50,250	199,700
Interest payable - related party	6,526	36,534
Operating cash flow from continued operations	(1,783,799)	(2,512,861)
Operating cash flow from discontinued operations	(31,498)	81,013
Net cash used in operating activities	(1,815,297)	(2,431,848)

Cash Flows from Investing Activities:
Purchase of fixed assets	-	(25,298)
Net cash used in investing activities	-	(25,298)

Cash Flows from Financing Activities:

Proceeds from convertible notes payable	388,200	439,590
Repayments of convertible notes payable	(70,381)	(1,032,563)
Proceeds from convertible notes payable - related party	1,801,180	-
Proceeds from notes payable	-	860,358
Repayments from notes payable	(301,904)	(203,906)
Proceeds from notes payable - related party	30,100	125,960
Repayments from notes payable - related party	(44,750)	-
Proceeds from sale of common stock, net of offering costs	-	1,494,265
Financing cash flows from continued operations	1,802,445	1,683,704
Financing cash flows from discontinued operations	37,160	681,540
Net cash provided by financing activities	1,839,605	2,365,244

Net decrease in cash	24,308	(91,902)
Cash of continuing operations, beginning of period	59,726	151,628
Cash, end of period	$84,034	$59,726

Supplemental disclosure of cash flow information
Cash paid for interest	$213,681	$93,491
Cash paid for taxes	$-	$-

SUPPLEMENTARY DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Derivative liability written off to additional paid in capital	$-	$152,451
Notes and accrued interest settled with stock	$-	$733,691
Notes and accrued interest - related party settled with stock	$-	$666,048
Recognition of debt discount	$-	$455,252
Accrued expenses settled with stock	$18,000	$391,750

See accompanying notes to the consolidated financial statements.

TRUTANKLESS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022 AND 2021

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

Spinoff - On January 24, 2022, the Company completed the previously announced spin-off of its subsidiary Notation Labs Inc into a stand-alone company. The historical results of Notation Labs Inc that were contributed to Trutankless Inc in the spinoff have been reflected as discontinued operations in our condensed consolidated financial statements through the date of the spinoff and in the prior year periods as the spinoff represents a strategic shift in our business that has a major effect on operations and financial results. As of December 31, 2022, the assets and liabilities associated with these Notation Labs Inc. are classified as assets and liabilities of discontinued operations in the condensed consolidated balance sheet. The disclosures presented in our notes to the interim condensed consolidated financial statements are presented on a continuing operations basis.

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

Income Taxes

The Company’s calculation of its tax liabilities involves dealing with uncertainties in the application of complex tax laws and regulations in various taxing jurisdictions. The Company recognizes tax liabilities for uncertain tax positions based on management’s estimate of whether it is more likely than not that additional taxes will be required. The Company had no uncertain tax positions as of December 31, 2022 and 2021.

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

The Company includes interest and penalties arising from the underpayment of income taxes in the statements of operation in the provision for income taxes. As of December 31, 2022 and 2021, the Company had no accrued interest or penalties related to uncertain tax positions.

Earnings per share

The Company follows ASC Topic 260 to account for the earnings per share. Basic earnings per common share (“EPS”) calculations are determined by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per common share calculations are determined by dividing net income by the weighted average number of common shares and dilutive common share equivalents outstanding. During periods when common stock equivalents, if any, are anti-dilutive they are not considered in the computation. There are 10,129,084 additional shares issuable in connection with outstanding warrants, stock payable, and convertible debts as of December 31, 2022.

Accounts receivable

Accounts receivable is comprised of uncollateralized customer obligations due under normal trade terms. The Company performs ongoing credit evaluation of its customers and management closely monitors outstanding receivables based on factors surrounding the credit risk of specific customers, historical trends, and other information. The carrying amount of accounts receivable is reviewed periodically for collectability. If management determines that collection is unlikely, an allowance that reflects management’s best estimate of the amounts that will not be collected is recorded. Accounts receivable are presented net of an allowance for doubtful accounts of $179,381 and $179,381 at December 31, 2022 and 2021, respectively.

Advertising Costs

The Company’s policy regarding advertising is to expense advertising when incurred. The Company incurred advertising expenses of $4,721 and $7,381 during the years ended December 31, 2022 and 2021, respectively.

Research and development costs

The Company charges research and development costs to expense when incurred in accordance with FASB ASC 730, “Research and Development”. Research and development costs were $246,186 and $211,025 for the years ended December 31, 2022 and 2021, respectively.

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

The reported fair values for financial instruments that use Level 2 and Level 3 inputs to determine fair value are based on a variety of factors and assumptions. Accordingly, certain fair values may not represent actual values of the Company’s financial instruments that could have been realized as December 31, 2022 or that will be recognized in the future, and do not include expenses that could be incurred in an actual settlement. The carrying amounts of the Company’s financial assets and liabilities, such as cash, accounts receivable, receivables from related parties, prepaid expenses and other, accounts payable, accrued liabilities, and related party and third-party notes payables approximate fair value due to their relatively short maturities. The Company’s notes payable to related parties approximates the fair value of such instrument based upon management’s best estimate of terms that would be available to the Company for similar financial arrangements at December 31, 2022 and 2021.

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

Discontinued Operations

The components of assets and liabilities of discontinued operations that are stated separately as of December 31, 2021 in the Consolidated Balance Sheets are comprised of the following items:

December 31,
2021
Assets
Cash and cash equivalents	20,831
Total Assets of Discontinued Operations

Liabilities
Trade accounts payable and accrued liabilities	76,739
Due to related party	200
Notes payable - related party	200,000
Notes payable	21,340
Royalty liability	460,000
Total current liabilities of discontinued operations	758,279

The components of loss from discontinued operations, net of tax for the Notation Labs business are as follows:

December 31,
2022
Selling, general and administrative	683
Research and development	25,804
Other (income) expense, net	2
loss from discontinued operations before taxes	26,489
Taxes on income	-
Loss from discontinued operations, net of taxes	26,489

The components of cashflows from discontinued operations for the Notation Labs business are as follows:

December 31,
Cash Flows from Operating Activities:	2022
Retained earnings transferred to Notation labs	391,441
Net assets transferred to Notation labs	114,000
Net liabilities transferred to Notation labs	(536,114)
Accounts payable and accrued liabilities	(825)
Net transfers to Notation Labs included in Net Cash used in operating activities included in Discontinued Operations	(31,498)

Cash Flows from Financing Activities:
Proceeds from notes payable related party	(114,000)
Net transfer to Notation labs from financing activities	151,160
Net transfers to Notation Labs included in Net Cash Provided by Financing activities Discontinued Operations	37,160

NOTE 3 - GOING CONCERN

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.

Management evaluated all relevant conditions and events that are reasonably known or reasonably knowable, in the aggregate, as of the date the consolidated financial statements are issued and determined that substantial doubt exists about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent on the Company’s ability to generate revenues and raise capital. The Company has not generated sufficient revenues from product sales to provide sufficient cash flows to enable the Company to finance its operations internally. As of December 31, 2022, the Company had $84,034 cash on hand. At December 31, 2022 the Company has an accumulated deficit of $64,627,455. For the year ended December 31, 2022, the Company had a net loss of $4,646,055, and cash used in operations of $1,783,799. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year from the date of filing.

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

NOTE 4 - INVENTORY

Inventories consist of the following at:

	December 31, 2022	December 31, 2021
Finished goods	117,980	119,418
Total	$117,980	$119,418

NOTE 5 - ACCOUNTS RECEIVABLE, NET

Accounts receivable consist of the following at:

	December 31, 2022	December 31, 2021
Accounts receivable	186,600	184,805
Allowance for doubtful accounts	(179,381)	(179,381)
Total	$7,219	$5,424

NOTE 6 - RELATED PARTY

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

Rent expense associated with the lease agreement for the year ended December 31, 2022 and 2021 was $50,400 and $50,400, respectively. As of December 31, 2022 and 2021 the Company had amounts due associated with the lease of $106,300 and $59,100, respectively.

In January 2014, the Company executed a lease agreement with Perigon Companies, LLC, a related party. The lease term is one month at a rate of $4,000 per month for a period of one month with an option to continue a month-to-month basis thereafter. Under ASC 842, this lease is not recorded on the balance sheet as its term is 12 months or less. The lease was terminated as of January 1, 2019.

Rent expense associated with the lease agreement for the six months ended December 31, 2022 and 2021 was $0 and $0, respectively. As of December 31, 2022 and 2021 the Company had amounts due associated with the lease of $34,500 and $34,500, respectively.

During the years ended December 31, 2022 and 2021 the Company received $0 and $0 in advances from a related party, respectively. As of December 31, 2022 and 2021 the Company had received advances from a related party of $23,500 and $23,500, respectively.

Notes payable - related party consist of the following at:

	December 31, 2022	December 31, 2021
Note payable, secured, 5% interest, due May 2022	$19,450	$4,350
Note payable, secured, 12% interest, due May 2030	125,500	110,500
Note payable, secured, 12% interest, due April 2022	102,000	102,000
Total Notes Payable - related party	$246,950	$216,850
Less unamortized debt discounts	-	-
Total Notes Payable	246,950	216,850
Less current portion	(121,450)	(106,350)
Total Notes Payable - long term	$125,500	$110,500

During the year ending December 31, 2022 the Company received $15,100 under a note payable from a director of the Company. As of December 31, 2022 and 2021, the Company had one note payable due to a director of the Company in the amount of $19,450 and $4,350, respectively. The note has an interest rate of 5% and is due on demand.

As of December 31, 2022 and 2021, the Company had one note payable due to an officer of the Company in the amount of $125,500 and $110,500, respectively. The note has an interest rate of 12%and is due on demand.

On April 30, 2021, the Company entered into a $150,000, 12% grid note payable with a Company controlled by the CEO that is due upon demand but no later than April 30, 2022. As of December 31, 2022 and 2021, the Company has received advances under the note of $102,000 and $102,000, respectively.

Interest expense associated with the related party notes for the years ended December 31, 2022 and 2021 was $30,456 and $46,482 respectively.

Convertible notes payable - related party consist of the following at:

	December 31, 2022	December 31, 2021
Convertible note payable, 8% interest, due December 2024	$1,628,930	$-
Convertible note payable, 12% interest, due December 2023	400,000	-
Convertible note payable, 12% interest, due July 2023	100,000	-
Total Notes Payable - related party	$2,128,930	$-
Less unamortized debt discounts	-	-
Total Notes Payable	2,128,930	-
Less current portion	(500,000)	-
Total Notes Payable - long term	$1,628,930	$-

On September 1, 2022, the Company entered into a $2,500,000  8% convertible grid note with Notation Labs, Inc, a company commonly controlled by a director of the Company. The note is due on December 31, 2024 and is convertible at a rate of $0.80 per share (post-split). During the year ending December 31, 2022 the Company received $1,628,930 in advances from the note. As of December 31, 2022 the balance of the note was $1,628,930.

On July 26, 2022, the Company issued a $400,000 12% convertible promissory note to a company commonly controlled by a director of the Company. The note is due on December 15, 2023 and is convertible into shares of the Company’s common stock at a rate of $0.08 per share. As of December 31, 2022 and 2021 the balance of the note was $400,000 and $0, respectively.

On July 26, 2022, the Company issued a $100,000 12% convertible promissory note to a company commonly controlled by a director of the Company. The note is due on July 1, 2023 and is convertible into shares of the Company’s common stock at a rate of $0.02 per share. As of December 31, 2022 and 2021 the balance of the note was $100,000 and $0, respectively.

Interest expense on all of the above convertible notes for the years ended December 31, 2022 and 2021 was $7,956 and $0, respectively.

NOTE 7 - NOTES PAYABLE

Notes payable consist of the following at:

	December 31
	2022	2021
Note payable, secured, 12% interest, due June 2024	$70,920	$93,411
Note payable, secured, 12% interest, due June 2024	300,000	300,000
Notes payable, secured, 30% interest, due June 2021	125,000	125,000
Notes payable, secured, 12% interest, due April 2022	95,000	95,000
Notes payable, secured, 10% interest, due June 2022	-	219,333
Notes payable, secured, 12% interest, due December 2023	10,000	10,000
Notes payable, unsecured, 0% interest, due on demand	13,000	13,000
Notes payable, secured, 12% interest, due June 2024	140,920	201,000
Total notes Payable	$754,840	$1,056,744

Less unamortized debt discounts	-	(56,367)
Total Notes Payable	754,840	1,000,377
Less current portion	(684,380)	(799,377)
Total Notes Payable - long term	$70,460	$201,000

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

On January 1, 2020, the Company entered into an agreement to consolidate the above two notes payable dated June 11, 2018 and January 30, 2019 into one $260,000, 12% note due June 1, 2022. As consideration the Company issued the note holder 175,000 shares of common stock valued at $61,250, which was recognized as a financing cost. The Company evaluated the modification under ASC 470-50 and determined that the modifications were considered substantial and qualified for extinguishment accounting under such guidance. As such, the Company recorded a loss on extinguishment of debt of $61,250 associated with the excess reacquisition cost of the new debt over the carrying value of the original debt. On May 1, 2022, for the issuance of 25,000 shares valued at $29,000 on the date of commitment, the loan was further extended to June 1, 2024.  During the year ending December 31, 2022 the Company made principal payments totaling $22,491. As of December 31, 2022 and 2021 the balance of the note was $70,920 and $93,411, respectively.

On September 2, 2016, the Company issued a $100,000 12% promissory note. The note was due on September 1, 2017. As an incentive to enter into the agreement the noteholder was also granted 25,000 shares valued at $25,000 which was recognized as a debt discount. On May 16, 2019, the maturity date of the note was extended to July 1, 2020 (see below) for the issuance of 50,000 shares of common stock valued at $21,000, which was recognized as a debt discount over the extended maturity date. As of December 31, 2022, the full amounts of the debt discount have been amortized.

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

On January 1, 2020, the Company entered into an agreement to consolidate three notes payable above dated September 2, 2016 and February 2, 2018 into one $300,000, 12% note due June 1, 2021. As consideration the Company issued the note holder 175,000 shares of common stock valued at $61,250 which was recorded as financing expense. On May 1, 2022, for the issuance of 25,000 shares valued at $29,000 on the date of commitment, the loan was further extended to June 1, 2024. The Company evaluated the modification under ASC 470-50 and determined that the modifications were considered substantial and qualified for extinguishment accounting under such guidance. As such the Company recorded a loss on extinguishment of debt of $61,250 associated with the excess reacquisition cost of the new debt over the carrying value of the original debt. As of December 31, 2022 and 2021 the balance of the note was $300,000 and $300,000, respectively.

On January 8, 2021, the Company entered into a $125,000, 30% note payable due on June 8, 2021. Under the note the Company must make interest only payments of $3,125 starting on February 10, 2021 and continuing through maturity. On December 31, 2022, the noteholder extended the due date to June 8, 2022 for $1,250. As of December 31, 2022 and 2021 the balance of the note was $125,000 and $125,000, respectively. As of December 31, 2022 the note is in default.

On April 26, 2021, the Company entered into a $95,000, 12% note payable due on April 26, 2022. As of December 31, 2022 and 2021 the balance of the note was $95,000 and $95,000, respectively.

On June 28, 2021, the Company entered in to a $350,000 note payable, including an original issue discount of $56,892. Interest under the promissory note is 12% per annum, and the principal and all accrued but unpaid interest is due twelve (12) months from funding with monthly payment of $39,200 beginning on August 6, 2021. As an incentive to enter into the agreement, the noteholder was also granted 157,834 shares valued at $169,198, based on market value of the shares on the date of issuance which was recognized as a debt discount. During the year ended December 31, 2022, $56,367 of the discount was amortized and the note was shown net of unamortized discount of $0. During the year ending December 31, 2022 the Company made principal payments totaling $219,333. As of December 31, 2022 and December 31, 2021 the balance of the note was $0 and $219,333, respectively.

On August 18, 2021, the Company entered into a $10,000, 12% note payable due on August 18, 2022. On April 10, 2022 the note was amended to have a due date of December 7, 2023. As of December 31, 2022 and 2021 the balance of the note was $10,000 and $10,000, respectively.

On November 4, 2021, the Company entered into a $25,000, 0% note payable due on demand. As of December 31, 2022 and 2021 the balance of the note was $13,000 and $13,000, respectively.

On May 12, 2021, the Company entered into a $103,000, 24% note payable due on September 12, 2021.

On July 12, 2021, the Company entered into a $98,000, 12% note payable due on November 12, 2021.

On November 12, 2021, the Company entered into an agreement to consolidate the two notes payable above dated May 12, 2021 and July 12, 2021 into one $201,000, 12% note due December 15, 2023. As consideration the Company issued the note holder 100,000 shares of common stock valued at $125,000 which was recorded as financing expense. The Company evaluated the modification under ASC 470-50 and determined that the modifications were considered substantial and qualified for extinguishment accounting under such guidance. As such the Company recorded a gain on extinguishment of debt of $15,643 associated with the deficit reacquisition cost of the new debt over the carrying value of the original debt. On May 1, 2022, for the issuance of 100,000 shares valued at $87,000 on the date of commitment, the loan was further extended to June 1, 2024. During the year ending December 31, 2022 the Company made principal payments totaling $60,080. As of December 31, 2022 and 2021 the balance of the note was $140,920 and $201,000, respectively.

Interest expense including amortization of the associated debt discount for the years ended December 31, 2022 and 2021 was $129,952 and $577,374, respectively.

Convertible notes payable, net of debt discount consist of the following:

	December 31,
	2022	2021
Convertible note payable, secured, 12% interest, due August 31, 2019, in default	50,000	50,000
Convertible note payable, secured, 12% interest, due May 2, 2023	100,000	100,000
Convertible note payable, secured, 10% interest, due April 2023	45,000	50,000
Convertible note payable, secured, 10% interest, due May 22, 2020, in default	5,000	5,000
Convertible note payable, secured, 12% interest, due Feb 15, 2024, in default	75,000	75,000
Convertible notes payable, secured, 4% interest, due October 14, 2020, in default	75,000	75,000
Convertible note payable ,12% interest, due May 2020, in default	162,750	162,750
Convertible note payable, secured, 10% interest, due May 1, 2024	350,000	350,000
Convertible note payable, secured, 12% interest, due January 6, 2022	-	30,382
Convertible note payable, secured, 12% interest, due February 8, 2022	95,000	100,000
Convertible notes payable, secured, 4% interest, due March 3, 2021, in default	25,000	25,000
Convertible notes payable, secured, 10% interest, due December 2021, in default	10,000	10,000
Convertible notes payable, 8% interest, due February 2023	355,000	-
Convertible notes payable, 8% interest, due July 2023	38,200
Total notes payable	1,385,950	1,033,132

Less unamortized discounts	(56,829)	(1,700)
Total convertible notes payable, net	$1,329,121	$1,031,432
Less current portion	(1,329,121)	(1,031,432)

Convertible notes payable, net - Long-term	$-	$-

On June 2, 2016, the Company issued $50,000 of principal amount of 12% secured convertible promissory notes and 6,250 warrants to purchase common stock (post-split). The note was due on August 31, 2018, was later extended to August 31, 2019, bears interest of twelve percent (12%) and is currently in default. The outstanding principal amounts and accrued but unpaid interest of the notes is convertible at any time at the option of the holder into common stock at a conversion price of $8.00 per share (post-split). The notes were issued with warrants to purchase up to 6,250 shares of the Company’s common stock at an exercise price of $12 per share (post-split). As of December 31, 2022 and 2021 the balance of the note was $50,000 and $50,000, respectively. As of the date of filing the loan is in default.

On May 2, 2017, the Company issued $100,000 of principal amount of 10% secured convertible promissory notes and 20,000 warrants to purchase common stock. The note was due on May 2, 2020 and is secured by the Company’s accounts receivable and inventory and on August 1, 2020, for the issuance of $6,250 shares (post-split) valued at $10,000 based on market value of the shares of $1.6 (post-split) on the date of issuance, was further extended to February 1, 2021, and was again extended on April 20, 2021 to May 2, 2022 for the 12,500 shares (post-split) valued at $17,000, which is included in stock payable. On May 1, 2022, for the issuance of 12,500 shares valued at $14,500 on the date of commitment, the loan was further extended to May 1, 2023.  The outstanding principal amounts and accrued but unpaid interest of the notes is convertible at any time at the option of the holder into common stock at a conversion price of $4 per share (post-split). The notes were issued with warrants to purchase up to 10,000 shares of the Company’s common stock at an exercise price of $8.00 per share (post-split). As of December 31, 2022 and 2021 the balance of the note was $100,000 and $100,000, respectively. As of the date of filing the loan is in default.

On May 2, 2017, the Company issued $50,000 of principal amount of 10% secured convertible promissory notes and 10,000 warrants to purchase common stock. The note was due on May 2, 2020 and is secured by the Company’s accounts receivable and inventory. On April 22, 2020, the note was extended to May 2, 2021. The outstanding principal amounts and accrued but unpaid interest of the notes is convertible at any time at the option of the holder into common stock at a conversion price of $4 per share (post-split). The notes were issued with warrants to purchase up to 1,250 shares (post-split) of the Company’s common stock at an exercise price of $8.00 per share (post-split). One December 31, 2021 the note was amended to cease accruing interest as of May 1,2022 and the due date of the note was amended to April 1, 2023. As of December 31, 2022 and 2021 the balance of the note was $45,000 and $50,000, respectively. As of the date of filing the loan was in default.

On May 22, 2017, the Company issued $5,000 of principal amount of 10% secured convertible promissory notes and 125 warrants (post-split) to purchase common stock at an exercise price of $8 (post-split). The note was due on May 22, 2020 and is currently in default secured by the Company’s accounts receivable and inventory. The outstanding principal amounts and accrued but unpaid interest of the notes is convertible at any time at the option of the holder into common stock at a conversion price of $0.50 per share. The notes were issued with warrants to purchase up to 125 shares of the Company’s common stock at an exercise price of $8.00 per share (post-split). As of December 31, 2022 and 2021 the balance of the note was $5,000 and $5,000, respectively.

On February 15, 2018, the Company issued a $75,000 12% secured convertible promissory note. The note was due on February 24, 2020 and is secured by the Company’s accounts receivable and inventory. On April 22, 2020, the due date of the note was extended to February 15, 2021 for the issuance of 6,250 shares of common stock (post-split) valued at $8,995 and is currently in default. On February 22, 2022 the due date of the note was further extended to February 15, 2024. As of December 31, 2022 and 2021 the balance of the note was $75,000 and $75,000, respectively.

On February 8, 2019, the Company issued a $50,000 10% convertible note. The note was due on February 8, 2020 and is currently in default. As an incentive to enter into the agreement, the noteholder was also granted 7,500 shares valued at $30,000, which was recognized as a debt discount. As of December 31, 2022 and 2021 the balance of the note was $50,000 and $50,000, respectively.

On February 19, 2019, the Company issued a $25,000 4% convertible note. The note was due on August 19, 2019 and is convertible at a rate of $4 per share (post-split). On February 14, 2019, the noteholder agreed to extend the note through October 14, 2020. As an incentive to enter into the agreement, the noteholder was also granted 625 shares (post-split) valued at $2,500, which was recognized as a debt discount. As of December 31, 2021, the shares have not been issued and were included in stock payable. As of December 31, 2021, the note was shown net of unamortized discount of $0. As of December 31, 2022 and 2021 the balance of the note was $25,000 and $25,000, respectively. As of the December 31, 2022 the note was in default.

On November 19, 2019, the Company entered in to a $281,000 convertible note payable, including an original issue discount of $28,100 convertible promissory note pursuant to which $150,000 was borrowed, including a $18,500 discount during the year ended December 31, 2019. Interest under the convertible promissory note is 12% per annum, and the principal and all accrued but unpaid interest is due 180 days from funding, which has July 19, 2020 for the first tranche. On May 20, 2020, the noteholder agreed to extend the due date of the first tranche of funding until July 19, 2020 and is currently past due. On the date of default, the Company incurred a default penalty of 50% of the balance of the note amounting to $54,250. The note is convertible at the lesser of (i) 70% multiplied by the lowest Trading Price during the previous twenty-five (25) trading day period ending on the latest complete Trading Day prior to the date of the note and 70% of the market price with a floor of $0.01. As an incentive to enter into the agreement, the noteholder was also granted 53,375 shares (post-split) valued at $175,070. The Company analyzed the conversion feature and determined it was required to be bifurcated and recognized as a derivative liability. The derivative at inception was valued at $192,226, based on the Black Scholes Merton pricing model. As the fair value of the derivative and the shares issued at inception were in excess of the face amount of the note, the Company recorded a debt discount in the amount of $168,500 to be amortized utilizing the effective interest method of accretion over the term of the note. Further, the excess of $104,041 was recognized as a financing cost on the Statement of Operations. As of December 31, 2021, the Company paid the $60,000 toward the principal balance under the first tranche of $60,000. As of December 31, 2021, the fair value of the derivative liability associated with the note of $152,451 was reclassified to additional paid in capital. As of December 31, 2022, the debt discount has been amortized in full and the note was shown net of unamortized discount of $0. As of December 31, 2022 and 2021 the balance of the note was $162,750 and $162,750, respectively.

On May 5, 2020, the Company issued a $350,000 10% convertible note. The note is due on May 1, 2021 and is convertible at a rate of $1 per share (post-split). As an incentive to enter into the agreement the noteholder was also granted 187,500 shares (post-split) valued at $207,000, which was recognized as a debt discount. On April 21, 2021, the noteholder agreed to extend the note through May 1, 2022. As an incentive to enter into the agreement, the noteholder was also granted 12,500 shares (post-split) valued at $20,000, which was recognized as financing expense. On May 1, 2022, for the issuance of 75,000 shares valued at $87,000 on the date of commitment, the loan was further extended to May 1, 2024. As of December 31, 2022, the note was shown net of unamortized discount of $0. As of December 31, 2022 and 2021 the balance of the note was $350,000 and $350,000, respectively.

On January 6, 2021, the Company entered into a $275,000, 10% convertible note payable due January 6, 2022, including an original issue discount of $35,000. The note is convertible into shares of common stock equal to the closing bid price of common stock on the trading day immediately preceding the date of conversion. On February 7, 2021 and granted the noteholder an additional 122,857 shares of common stock (post-split) valued $167,086 and 19,000 five-year warrants exercisable at $1 (post-split) valued at $30,400. During the year ended December 31, 2022 the Company made payments totaling $30,382 in principal, and the balance of the loan as of December 31, 2022 and 2021 was $0 and $30,382, respectively.

On February 8, 2021, the Company entered into an agreement to consolidate two notes payable above dated September 17, 2018 and February 8, 2019 into one $100,000, 12% note due February 8, 2022. The note is convertible into shares of common stock at a conversion price of $0.80 per share (post-split). As consideration the Company issued the note holder 12,500 shares of common stock (post-split) valued at $20,000 which was recorded as financing expense. As of the December 31, 2021, the shares were not issued and included in stock payable. The Company evaluated the modification under ASC 470-50 and determined that the modifications were considered substantial and qualified for extinguishment accounting under such guidance. As such the Company recorded a loss on extinguishment of debt of $20,000 associated with the excess reacquisition cost of the new debt over the carrying value of the original debt. During the year ending December 31, 2022 the Company made principal payments totaling $5,000. As of December 31, 2022 and 2021 the balance of the note was $95,000 and $100,000, respectively.

On March 3, 2021, the Company issued a $25,000 4% convertible note. The note is due on March 3, 2022 and is convertible at a rate of $0.80 per share (post-split). For the year ended December 31, 2022, the Company recorded amortization of the debt discount of $1,700. As of December 31, 2022, the note was shown net of unamortized discount of $0. As of December 31, 2022 and 2021 the balance of the note was $25,000 and $25,000, respectively.

On June 15, 2021, the Company entered into a $10,000, 10% note payable due on December 15, 2021. The note is convertible at $0.80 per share (post-split). As an inducement to enter into the agreement the Company also granted the noteholder 6,875 shares of common stock (post-split). The issuance of the note and shares resulted in a discount from the beneficial conversion feature totaling $5,699, including $2,151 attributable to the conversion feature and $3,548 was attributable to the shares. As of December 31, 2022 and 2021, the note balance was $10,000 and $10,000 and was shown net of unamortized discount of $0 and $0, respectively.

On February 22, 2022 the Company entered into a $385,000, 12% note payable due on February 22, 2023. The note is convertible upon default at the higher of the closing price of the common stock on the closing date, or par value. As an inducement to enter into the agreement the Company also granted the noteholder 165,216 shares of common stock (post-split). The issuance of the note and shares resulted in a total debt discount of $158,147, with $123,147 attributable to the shares. During the year ending December 31, 2022 the Company made principal payments totaling $30,000. During the year ending December 31, 2022 $60,090 of the debt discount was amortized and the note is shown net of debt discount of $98,057. As of December 31, 2022 the balance of the note was $355,000.

On July 18, 2022, the Company entered into a $150,000 8% convertible grid note. The note is due on July 18, 2023 and is convertible at a rate of $0.80 per share (post-split). During the year ending December 31 2022 the Company received $38,200 in advances from the note. As of December 31, 2022 the balance of the note was $38,200.

Interest expense including financing cost and amortization of the associated debt discount on all of the above convertible notes for the years ended December 31, 2022 and 2021 was $235,347 and $1,037,108, respectively.

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

During 2018, the Company executed a lease agreement. The lease term is 39 months at a rate of $1,680 per month with 3% increases beginning January 1, 2021 and rent commencing on January 1, 2019. The Company was required to pay a $1,781 security deposit. During the year ending December 31, 2022 the Company agreed to renew the lease through December 31, 2025.

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

Undiscounted Cash Flows

As of December 31, 2022, the right of use asset and lease liability were shown on the consolidated balance sheet at $100,125 and $95,743, respectively. The table below reconciles the fixed component of the undiscounted cash flows and the total remaining years to the operating lease liability recorded on the consolidated balance sheet as of December, 2022:

Amounts due as of December 31, 2022	Operating Leases
2022	-
2023	63,693
2024	22,634
2025	21,886
Total minimum lease payments	$108,213
Less: effect of discounting	(12,470)
Present value of future minimum lease payments	$95,743
Less: current obligations under leases	(44,520)
Long-term lease obligations	$51,223

Legal Matter

On July 6, 2020, we received a letter from the staff of the Division of Enforcement of the Securities and Exchange Commission (the “Staff”) that indicated the Company may have violated certain rules and regulations regarding a late filing notification filed by the Company and that the Staff is conducting an informal inquiry into the matter. On April 29, 2021, the Company agreed to pay civil penalties of $25,000 to the Securities and Exchange Commission in settlement of the matter. Payment shall be made in the following four installments: (1) $5,000 within 14 days of entry of the order; (2) $7,500 within 180 days of entry of the order; (3) $6,250 within 270 days of entry of the order; and (4) $6,250 within 360 days of entry of the order. As of December 31, 2022, $5,000 was paid and $20,000 remained due.

NOTE 9 - STOCK WARRANTS

The following is a summary of stock warrants activity during the period ended December 31, 2022

	Number of Shares	Weighted Average Exercise Price
Balance, December 31, 2021	2,510,485	$1.85
Warrants granted and assumed	-	-
Warrants expired	-	-
Warrants canceled	-	-
Warrants exercised	-	-
Balance outstanding and exercisable, December 31, 2022	2,510,485	$1.85

The following is a summary of stock warrants activity during the period ended December 31, 2021.

	Number of Shares	Weighted Average Exercise Price
Balance, December 31, 2020	1,848,985	$2.16
Warrants granted and assumed	1,144,000	$1.00
Warrants expired	-	-
Warrants canceled	-	-
Warrants exercised	(482,500)	$1.00
Balance outstanding and exercisable, December 31, 2021	2,510,485	$1.85

NOTE 10 - INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company recorded the valuation allowance due to the uncertainty of future realization of federal and state net operating loss carryforwards. The deferred income tax assets are comprised of the following at December 31, 2022 and 2021:

	2022	2021
Deferred income tax assets:	$13,342,160	$12,899,777
Valuation allowance	(13,342,160)	(12,899,777)
Net deferred tax asset	$-	$-

Reconciliation between the statutory rate and the effective tax rate is as follows at December 31, 2022 and 2021:

	2022	2021
Effective Tax Rate Reconciliation:
Federal statutory tax rate	21.0%	21.0%
State taxes, net of federal benefit	0.0%	0.0%
Change in valuation allowance	(21.0)%	(21.0)%
Effective tax rate	0.0%	0.0%

As of December 31, 2022, the Company had net operating loss carryforwards of approximately $64,627,455 and net operating loss carryforwards expire in 2022 through 2030. The current year’s net operating loss will carryforward indefinitely, limited to 80% of the current year taxable income.

The current income tax benefit of $442,383 generated for the year ended December 31, 2022 was offset by an equal increase in the valuation allowance. The valuation allowance was increased due to uncertainties as to the Company’s ability to generate sufficient taxable income to utilize the net operating loss carryforwards which is the only significant component of deferred taxes.

The Company recognizes interest and penalties related to uncertain tax positions in general and administrative expense. As of December 31, 2022 and 2021 the Company has no unrecognized uncertain tax positions, including interest and penalties.

NOTE 11 - STOCKHOLDERS’ EQUITY

The Company is authorized to issue 10,000,000 shares of it $0.001 par value preferred stock and 150,000,000 shares of its $0.001 par value common stock. On October 26, 2020, the Board of Directors (the Board), authorized the Company to amend the Articles of Incorporation of the Corporation to increase the authorized capital stock of the Corporation to 160,000,000 shares, of which 150,000,000 shall be authorized as common shares and 10,000,000 shall be authorized as preferred shares. Additionally, the Board authorized the execution of a reverse split of the issued and outstanding shares of the Corporation’s common stock at a ratio of up to one post-split share per twenty-five pre-split shares (1:25) at a time and exact ratio amount the Board of Directors deems appropriate. On September 27, 2021, FINRA approved a 1-for-8 reverse stock split of the Company’s common stock that was approved by the Company’s Board of Directors. The Company’s equity transactions have been retroactively restated to reflect the effect of the stock split.

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

During the year ended December 31, 2022 the Company issued 23,750 shares of common stock valued at $5,004 for services. Additionally, the Company agreed to issue 8,840,000 shares of common stock valued at $2,389,010 for services. As of December 31, 2022 the shares had not been issued.

On May 1, 2022, the Company issued 75,000 shares of common stock (post-split) valued at $87,000 to extend a certain note payable dated May 1, 2020.

On May 2, 2022, the Company issued 12,500 shares of common stock (post-split) valued at $14,500 to extend a certain note payable dated May 2, 2017.

On June 1, 2022, the Company agreed to issue 100,000 shares (post-split) valued at $116,000 to extend a certain note payable dated February 2, 2018. As of December 31, 2022 the shares had not yet been issued.

On November 30, 2022 the Company agreed to issue 115,973 shares of common stock valued at $27 to extend a certain note payable dated November 12, 2021. As of December 31, 2022 the shares had not been issued.

On February 22, 2022 the Company entered into a $385,000, 12% note payable due on February 22, 2023. The note is convertible upon default at the higher of the closing price of the common stock on the closing date, or par value. As an inducement to enter into the agreement the Company also granted the noteholder 165,216 shares of common stock valued at $123,147 (post-split).

On December 15, 2022 the Company agreed to issue 90,000 shares of common stock valued at $23 to settle $18,000 of accrued interest owed to a note holder. As of December 31, 2022 the shares had not been issued.

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

During the year ending December 31, 2022 126 shares of the Company’s common stock was cancelled as rounding shares.

During the year ending December 31, 2022 imputed interest of $19,595 was recorded as additional paid in capital.

NOTE 12 - SUBSEQUENT EVENTS

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

On March 29, 2023 the Company issued 205,973 shares of the Company’s common stock as an incentive for a certain notes dated November 12, 2021.

On May 3, 2023 the Company issued 84,400 shares of the Company’s common stock as an incentive for a certain convertible note dated July 18, 2022.

On February 8, 2023 the noteholder of a certain note issued on February 8, 2021 agreed to extend the maturity date of the note to February 8, 2024.

On February 13, 2023 the noteholder of a certain note issued on February 22, 2022 agreed to extend the maturity date of the note to December 31, 2023. As consideration the Company agreed to make seventeen payments of $30,000

On May 3, 2023 the Company issued 2,200,000 of the Company’s common stock for services.

On June 5, 2023, the Company entered into a $150,000 12% convertible promissory note. The note is due on December 31, 2024 and is convertible at a rate of $0.02 per share. On June 15, 2023, the Company issued 5,538,333 shares of the Company’s common stock to convert $110,767 of the balance.

On May 2, 2023 the noteholder of a certain note issued on May 2, 2017 agreed to extend the maturity date of the note to May 2, 2024. As consideration for the extension, the Company agreed to increase the interest rate to 12% and to issue the noteholder 12,500 shares of common stock.

On July 13, 2023, the Company issued 2,354,986 shares of the Company’s common stock to convert $42,200 of the balance of a certain convertible note dated July 18, 2022.

On July 15, 2023, we announced the Company’s intention to spin-off its wholly-owned subsidiary, Tankless365, Inc. whereby each shareholder having common stock as of the distribution date will be entitled to receive shares of the common stock of Tankless365, Inc. pro rata based on a 4:1 ratio. The press release was attached as an exhibit to the Company’s 8-K filed with the SEC on July 19, 2023.

On July 25, 2023, the Company entered into a $85,000 12% convertible promissory note. The note is due on December 31, 2024 and is convertible at a rate of $0.02 per share.

On July 31, 2023, the Company issued 1,200,954 shares of the Company’s common stock to convert $80,143 of the balance of accrued interest on a certain convertible note dated May 2, 2017.

On August 7, 2023, the Company issued 2,285,031 shares of the Company’s common stock to convert of the balance certain convertible note dated July 18, 2022.

On August 7, 2023 the Company issued 800,000 of the Company’s common stock for services.

On August 16, 2023 the Company issued 2,742,176 of the Company’s common stock for services.

On August 17, 2023 the Company issued 300,000 of the Company’s common stock for services.

On August 25, 2023 the Company issued 62,500 of the Company’s common stock for services.

On August 29, 2023 the Company issued 431,400 of the Company’s common stock for services.

On August 30, 2023 the Company issued 100,000 of the Company’s common stock for services.

