Form 10-Q
period 2023-09-30
Trutankless, Inc.
filed 2023-12-22
CIK 1429393

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

The number of shares of Common Stock, $0.001 par value, outstanding on December 22, 2023, was 38,773,230 shares.

TRUTANKLESS, INC.

QUARTERLY PERIOD ENDED SEPTEMBER 30, 2023

 TRUTANKLESS, INC

CONSOLIDATED BALANCE SHEETS

	September 30, 2023	December 31, 2022
ASSETS
Current assets
Cash	$79,195	$84,034
Accounts receivable	7,369	7,219
Inventory	107,755	117,980
Total current assets	194,319	209,233

Other Assets
Right to use asset	214,538	100,125
Other assets	13,722	13,824
Total other assets	228,260	113,949

Total assets	$422,579	$323,182

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable and accrued liabilities	1,333,344	1,062,385
Accounts payable and accrued liabilities - related party	23,500	164,300
Lease liability	84,281	51,223
Accrued interest payable - related party	253,798	93,069
Notes payable - related party	280,050	121,450
Notes payable, net of debt discount	875,000	684,380
Convertible notes payable, net of debt discount	1,087,750	1,329,121
Convertible notes payable - related party	2,975,231	500,000
Total current liabilities	6,912,954	4,005,928

Lease liability - long-term	131,245	44,520
Notes payable - long term, net of debt discount	-	70,460
Notes payable - related party, non current	125,500	125,500
Convertible notes payable - related party, non current	-	1,628,930
Total long-term liabilities	256,745	1,869,410

Total liabilities	7,169,699	5,875,338

Stockholders' deficit
Preferred stock, $0.001 par value, 9,990,000 shares authorized, 76,000 and 76,000 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	-	-
Series B Preferred stock, $0.001 par value, 10,000 shares authorized, 10,000 and 10,000 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	10	10
Common stock, $0.001 par value, 1,000,000,000 shares authorized, 22,857,850 and 20,367,477 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	38,773	20,367
Additional paid in capital	57,511,828	54,261,311
Subscriptions payable	2,288,551	4,793,611
Accumulated deficit	(66,586,282)	(64,627,455)
Total stockholders' deficit	(6,747,120)	(5,552,156)

Total liabilities and stockholders' deficit	$422,579	$323,182

See accompanying notes to the consolidated financial statements

TRUTANKLESS, INC

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the three months ended		For the nine months ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022

Revenue	$2,704	$4,627	$3,469	$24,639

Cost of goods sold	(10,225)	(11,392)	(10,225)	(21,796)

Gross profit	(7,521)	(6,765)	(6,756)	2,843

Operating expenses
General and administrative	375,746	865,296	1,109,872	3,018,979
Research and development	129,374	57,041	227,553	176,071
Professional fees	84,700	71,326	128,199	131,905
Total operating expenses	589,820	993,663	1,465,624	3,326,955

Loss from operations	(597,341)	(1,000,428)	(1,472,380)	(3,324,112)

Other income (expenses)
Interest expense	(135,149)	59,279	(486,447)	(436,748)
Total income (expenses)	(135,149)	59,279	(486,447)	(436,748)

Net loss before tax provision	(732,490)	(941,149)	(1,958,827)	(3,760,860)
Tax provision	-	-	-	-
Net loss from continuing operations	$(732,490)	$(941,149)	$(1,958,827)	$(3,760,860)
Net loss from discontinued operations before tax provision	-	-	-	(26,489)
Tax provision for discontinued operations	-	-	-	-
Net loss from discontinued operations	$-	$-	$-	$(26,489)
Net loss	$(732,490)	$(941,149)	$(1,958,827)	$(3,787,349)

Net loss per common share from continuing operations - basic and diluted	$(0.03)	$(0.05)	$(0.09)	$(0.18)
Net loss per common share from discontinued operations- basic and diluted	$--	$--	$--	$(0.00)
Net loss per common share - basic and diluted	$(0.03)	$(0.05)	$(0.09)	$(0.19)

Weighted average number of common shares outstanding - basic and diluted	22,047,952	20,387,667	22,042,993	20,332,673

 See accompanying notes to the consolidated financial statements

TRUTANKLESS, INC

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

	Preferred Stock		Common Stock		Additional Paid-in	Subscriptions	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Payable	Deficit	Deficit
Balance, December 31, 2022	10,000	10	20,367,477	20,367	54,261,311	4,793,611	(64,627,455)	(5,552,156)
Stock issued for services	-	-	90,000	90	(67)	12	-	35
Shares issued for debt restructuring	-	-	115,973	116	(89)	(27)	-	-
Net loss	-	-	-	-	-	-	(722,081)	(722,081)
Balance, March 31, 2023	10,000	10	20,573,450	20,573	54,261,155	4,793,596	(65,349,536)	(6,274,202)
Stock issued for services	-	-	2,200,000	2,200	2,386,850	(2,389,045)	-	5
Shares issued to extend notes	-	-	84,400	84	42,960	-	-	43,044
Net loss	-	-	-	-	-	-	(504,256)	(504,256)
Balance, June 30, 2023	10,000	10	22,857,850	22,857	56,690,965	2,404,551	(65,853,792)	(6,735,409)
Stock issued for services	-	-	3,575,000	3,575	715	-	-	4,290
Shares issued to extend notes	-	-	393,900	394	79	-	-	473
Net loss	-	-	11,946,480	11,946	820,069	(116,000)	-	716,015
Net loss	-	-	-	-	-	-	(732,490)	(732,490)
Balance, September 30, 2023	10,000	10	38,773,230	38,773	57,511,828	2,288,551	(66,586,282)	(6,747,120)

Balance, December 31, 2021	10,000	10	20,217,577	20,217	54,170,266	2,288,551	(60,372,841)	(3,893,797)
Stock issued for services	-	-	5,000	5	4,995	608,990	-	613,990
Shares issued for debt discount	-	-	165,216	165	122,982	-	-	123,147
Spin-off of Notation labs	-	-	-	-	-	-	391,441	391,441
Rounding shares cancellation	-	-	(126)	-	-	-	-	-
Imputed interest	-	-	-	-	19,595	-	-	19,595
Net loss	-	-	-	-	-	-	(1,425,873)	(1,425,873)
Balance, March 31, 2022	10,000	10	20,387,667	20,387	54,317,838	2,897,541	(61,407,273)	(4,171,497)
Stock issued for services	-	-	-	-	-	642,990	-	642,990
Shares issued to extend notes	-	-	-	-	-	217,500	-	217,500
Net loss	-	-	-	-	-	-	(1,420,327)	(1,420,327)
Balance, June 30, 2022	10,000	10	20,387,667	20,387	54,317,838	3,758,031	(62,827,600)	(4,731,334)
Stock issued for services	-	-	-	-	-	642,990	-	642,990
Shares issued to extend notes	-	-	87,500	88	101,412	(101,500)	-	-
Cancellation of commitment shares	-	-	(126,440)	(126)	(157,924)	-	-	(158,050)
Net loss	-	-	-	-	-	-	(941,149)	(941,149)
Balance, September 30, 2022	10,000	10	20,348,727	20,349	54,261,326	4,299,521	(63,768,749)	(5,187,543)

 See accompanying notes to the consolidated financial statements

TRUTANKLESS, INC

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the nine months ended
	September 30, 2023	September 30, 2022
Cash Flows from Operating Activities
Net loss from continuing operations	$(1,958,827)	$(3,760,860)
Net loss from discontinued operations	-	(26,489)
Adjustments to reconcile net loss to net cash provided by operating activities:
Imputed interest	-	19,595
Shares issued for services	4,330	1,899,970
Cancellation of commitment shares		(158,050)
Shares issued to extend notes	43,517	217,500
Depreciation	102	9,435
Non cash operating lease expense	5,370	(5,720)
Amortization of debt discount	56,829	118,156
Changes in assets and liabilities
Accounts receivable	(150)	925
Inventory	10,225	1,132
Accounts payable and accrued liabilities	557,643	120,101
Accounts payable and accrued liabilities - related party	30,696	29,250
Interest payable - related party	6,526	6,526
Operating cash flow from continued operations	(1,243,739)	(1,528,529)
Operating cash flow from discontinued operations	-	(10,667)
Net cash used in operating activities	(1,243,739)	(1,539,196)

Cash Flows from Investing Activities:
Purchase of fixed assets	-	-
Net cash used in investing activities	-	-

Cash Flows from Financing Activities:

Proceeds from convertible notes payable	474,000	378,200
Repayments of convertible notes payable	(65,000)	(70,381)
Proceeds from convertible notes payable - related party	894,801	1,419,180
Repayment of convertible notes payable - related party	(98,501)
Proceeds from notes payable - related party	65,000	(292,904)
Repayments from notes payable	(31,400)	30,100
Financing cash flows from continued operations	1,238,900	1,464,195
Financing cash flows from discontinued operations	-	37,160
Net cash provided by financing activities	1,238,900	1,501,355

Net decrease in cash	(4,839)	(37,841)
Cash of continuing operations, beginning of period	84,034	38,895
Cash, end of period	$79,195	$1,054

Supplemental disclosure of cash flow information
Cash paid for interest	$32,189	$168,052
Cash paid for taxes	$-	$-

SUPPLEMENTARY DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Notes and accrued interest settled with stock	$716,015	$-

 See accompanying notes to the consolidated financial statements

TRUTANKLESS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

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

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (GAAP) and applicable rules and regulations of the Securities and Exchange Commission (SEC) regarding interim financial reporting. Certain information and note disclosures normally included in the consolidated financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. As such, the information included in the consolidated financial statements for the three months ended September 30, 2023 should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s Form 10-K for the Company’s fiscal year ended December 31, 2022, as filed with the SEC.

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

Income Taxes

The Company’s calculation of its tax liabilities involves dealing with uncertainties in the application of complex tax laws and regulations in various taxing jurisdictions. The Company recognizes tax liabilities for uncertain tax positions based on management’s estimate of whether it is more likely than not that additional taxes will be required. The Company had no uncertain tax positions as of September 30, 2023.

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

The Company includes interest and penalties arising from the underpayment of income taxes in the statements of operation in the provision for income taxes. As of September 30, 2023 and 2022, the Company had no accrued interest or penalties related to uncertain tax positions.

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

Accounts receivable

Accounts receivable is comprised of uncollateralized customer obligations due under normal trade terms. The Company performs ongoing credit evaluation of its customers and management closely monitors outstanding receivables based on factors surrounding the credit risk of specific customers, historical trends, and other information. The carrying amount of accounts receivable is reviewed periodically for collectability. If management determines that collection is unlikely, an allowance that reflects management’s best estimate of the amounts that will not be collected is recorded. Accounts receivables are presented net of an allowance for doubtful accounts of $117,980 and $117,980 at September 30, 2023 and December 31, 2022, respectively.

Advertising Costs

The Company’s policy regarding advertising is to expense advertising when incurred. The Company incurred advertising expenses of $8,491 and $3,967 during the nine months ended September 30, 2023 and 2022, respectively.

Research and development costs

The Company charges research and development costs to expense when incurred in accordance with FASB ASC 730, “Research and Development”. Research and development costs were $227,553 and $176,071 for the nine months ended September 30, 2023 and 2022, respectively.

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

The reported fair values for financial instruments that use Level 2 and Level 3 inputs to determine fair value are based on a variety of factors and assumptions. Accordingly, certain fair values may not represent actual values of the Company’s financial instruments that could have been realized as of September 30, 2023 or that will be recognized in the future, and do not include expenses that could be incurred in an actual settlement. The carrying amounts of the Company’s financial assets and liabilities, such as cash, accounts receivable, receivables from related parties, prepaid expenses and other, accounts payable, accrued liabilities, and related party and third-party notes payables approximate fair value due to their relatively short maturities. The Company’s notes payable to related parties approximates the fair value of such instrument based upon management’s best estimate of terms that would be available to the Company for similar financial arrangements at September 30, 2023 and December 31, 2022.

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

Management evaluated all relevant conditions and events that are reasonably known or reasonably knowable, in the aggregate, as of the date the consolidated financial statements are issued and determined that substantial doubt exists about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent on the Company’s ability to generate revenues and raise capital. The Company has not generated sufficient revenues from product sales to provide sufficient cash flows to enable the Company to finance its operations internally. As of September 30, 2023, the Company had $79,195 cash on hand. On September 30, 2023, the Company has an accumulated deficit of $66,586,282. For the nine months ended September 30, 2023, the Company had a net loss of $1,958,827, and cash used in operations of $1,247,739. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year from the date of filing.

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

NOTE 3 - INVENTORY

Inventories consist of the following at:

	September 30, 2023	December 31, 2022
Finished goods	107,755	117,980
Total	$107,755	$117,980

NOTE 4 - ACCOUNTS RECEIVABLE, NET

Accounts receivable consist of the following at:

	September 30, 2023	December 31, 2022
Accounts receivable	186,749	186,600
Allowance for doubtful accounts	(179,381)	(179,381)
Total	$7,369	$7,219

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

Rent expense associated with the lease agreement for the nine months ended September 30, 2023 and 2022 was $25,200 and $25,200, respectively. As of September 30, 2023 and December 31, 2022, the Company had amounts due associated with the lease of $131,500 and $106,300, respectively.

In January 2014, the Company executed a lease agreement with Perigon Companies, LLC, a related party. The lease term is one month at a rate of $4,000 per month for a period of one month with an option to continue a month-to-month basis thereafter. Under ASC 842, this lease is not recorded on the balance sheet as its term is 12 months or less. The lease was terminated as of January 1, 2019.

Rent expense associated with the lease agreement for the nine months ended September 30, 2023 and 2022 was $0 and $0, respectively. As of September 30, 2023 and December 31, 2022, the Company had amounts due associated with the lease of $34,500 and $34,500, respectively.

During the nine months ended September 30, 2023 and 2022, the Company received $15,000 and $0 in advances  and made payments $15,000 and $0 from a related party, respectively. As of September 30, 2023 and December 31, 2022, the Company had advances from a related party of $23,500 and $23,500, respectively.

Notes payable - related party consist of the following at:

	September 30, 2023	December 31, 2022
Note payable, secured, 5% interest, due May 2022	$44,450	$19,450
Note payable, secured, 12% interest, due May 2030	125,500	125,500
Note payable, secured, 12% interest, due April 2022	70,600	102,000
Note payable, secured, 12% interest, due April 2022	40,000
Notes payable, secured, 30% interest, due June 2021	125,000	-

Total Notes Payable - related party	$405,550	$246,950
Less unamortized debt discounts	-	-
Total Notes Payable	405,550	246,950
Less current portion	(280,050)	(121,450)
Total Notes Payable - long term	$125,500	$125,500

As of September 30, 2023 and December 31, 2022, the Company had one note payable due to a director of the Company. During the nine months ended September 30, 2023, the shareholder loaned an additional $25,000 under the note. As of September 30, 2023 and December 31, 2022, the note had a balance of  $44,450 and $19,450, respectively. The note has an interest rate of 5% and is due on demand.

As of September 30, 2023 and December 31, 2022, the Company had one note payable due to an officer of the Company in the amount of $125,500 and $125,500, respectively. The note has an interest rate of 12%and is due on demand.

On April 30, 2021, the Company entered into a $150,000, 12% grid note payable with a Company controlled by the CEO that is due upon demand but no later than April 30, 2022. The Company made payments of $31,400 during the nine months ended September 30, 2023. As of September 30, 2023 and December 31, 2022, the Company has amounts due under the note of $70,600 and $102,000, respectively.

On July 23, 2023, the Company’s issued a $40,000 18% Notes payable due on July 25, 2024 to a Company controlled by a majority shareholder.

On January 8, 2021, the Company entered into a $125,000, 30% note payable due on September 8, 2021. Under the note the Company must make interest only payments of $3,125 starting on February 10, 2021 and continuing through maturity. On December 31, 2022, the noteholder extended the due date to September 8, 2022 for $1,250. On August 28,2023, a shareholder of the Company agreed to purchase and the note holder agreed to assign the note for $125,000. As an incentive to the note holder the Company agreed to issued 62,500 of the Company’s common stock valued at $75 as an incentive to enter into a certain note payable. As of  September 30, 2023, and December 31, 2022 the balance of the note was $125,000 and $125,000, respectively.

Interest expense associated with the related party notes for the nine months ended September 30, 2023 and 2022 was $19,764 and $21,521 respectively.

Convertible notes payable - related party consist of the following at:

	September 30, 2023	December 31, 2022
Convertible note payable, 8% interest, due December 2024	$2,340,231	$1,628,930
Convertible note payable, 12% interest, due December 2023	400,000	400,000
Convertible note payable, 12% interest, due July 2023	-	100,000
Convertible note payable, 12% interest, due December 2024	150,000
Convertible note payable, 12% interest, due December 2024	85,000
Total Notes Payable - related party	$2,975,231	$2,128,930
Less unamortized debt discounts	-	-
Total Notes Payable	2,975,231	2,128,930
Less current portion	(2,975,231)	(500,000)
Total Notes Payable - long term	$-	$1,628,930

On September 1, 2022, the Company entered into a $250,000 8% convertible grid note with Notation Labs, Inc, a company commonly controlled by a director of the Company. The note is due on December 31, 2024 and is convertible at a rate of $0.80 per share (post-split). During the nine months ended September 30, 2023 the Company received 711,301 and $448,751 in net advances from the note. As of September 30, 2023 the balance of the note was $2,346,716.

On July 26, 2022, the Company issued a $400,000 12% convertible promissory note to a company commonly controlled by a director of the Company. The note is due on December 15, 2023 and is convertible into shares of the Company’s common stock at a rate of $0.08 per share. As of September 30, 2023 and December 31, 2022, the balance of the note was $400,000 and $400,000, respectively.

On July 26, 2022, the Company issued a $100,000 12% convertible promissory note to a company commonly controlled by a director of the Company. The note is due on July 1, 2023 and is convertible into shares of the Company’s common stock at a rate of $0.02 per share. During the three months ended September 30, 2023, the Company converted the note and accrued interest into 5,538,333 shares of common stock valued at $110,767. As of September 30, 2023 and December 31, 2022, the balance of the note was $0 and $0, respectively.

On June 15, 2023, the Company issued a $150,000 12% convertible promissory note to a company commonly controlled by a shareholder of the Company. The note is due on December 31, 2024 and is convertible into shares of the Company’s common stock at a rate of $0.02 per share. As of September 30, 2023, the balance of the note was $150,000.

On July 25, 2023, the Company issued a $85,000 12% convertible promissory note to a company commonly controlled by a shareholder of the Company. The note is due on December 31, 2024 and is convertible into shares of the Company’s common stock at a rate of $0.02 per share. As of September 30, 2023, the balance of the note was $85,000.

Interest expense on all of the above convertible notes for the nine months ended September 30, 2023 and 2022 was $182,195 and $0, respectively.

NOTE 6 - NOTES PAYABLE

Notes payable consist of the following at:

	September 30, 2023	December 31, 2022
Note payable, secured, 12% interest, due June 2024	$-	$70,920
Note payable, secured, 12% interest, due June 2024	300,000	300,000
Notes payable, secured, 30% interest, due June 2021	-	125,000
Notes payable, secured, 12% interest, due April 2022	95,000	95,000
Notes payable, secured, 12% interest, due December 2023	10,000	10,000
Notes payable, unsecured, 0% interest, due on demand	-	13,000
Notes payable, secured, 12% interest, due June 2024	-	140,920
Notes payable, secured, 12% interest, due starting August 2024	470,000
Total notes Payable	$875,000	$754,840

Less unamortized debt discounts	-	-
Total Notes Payable	875,000	754,840
Less current portion	(875,000)	(684,380)
Total Notes Payable - long term	$-	$70,460

On September 11, 2020, the Company issued $160,000 of principal amount of 12% secured convertible promissory notes and warrants to purchase common stock. The notes were due between May and August 2018 and bear interest of percent (12%). The notes are secured by all of the Company’s assets. The outstanding principal amounts and accrued but unpaid interest of the notes is convertible at any time at the option of the holder into common stock at a conversion price of $1.00 per share. The notes were issued with warrants to purchase up to 160,000 shares of the Company’s common stock which were valued at $119,616. On May 16, 2019, the maturity date of the note was extended to January 11, 2020 for the issuance of 11,250 shares of common stock (post-Split) valued at $45,900. As of September 30, 2023, $165,516 of the debt discount was amortized and the note was shown net of unamortized discount of $0.

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

On January 1, 2020, the Company entered into an agreement to consolidate the above two notes payable dated September 11, 2018 and January 30, 2019 into one $260,000, 12% note due September 1, 2022. As consideration the Company issued the note holder 175,000 shares of common stock valued at $61,250, which was recognized as a financing cost. The Company evaluated the modification under ASC 470-50 and determined that the modifications were considered substantial and qualified for extinguishment accounting under such guidance. As such, the Company recorded a loss on extinguishment of debt of $61,250 associated with the excess reacquisition cost of the new debt over the carrying value of the original debt. On May 1, 2022, for the issuance of 25,000 shares valued at $29,000 on the date of commitment, the loan was further extended to September 1, 2024. During the nine months ended September 30, 2023, the Company converted the balance of the note and accrued interest into 414,120 shares of common stock valued at $62,118. As of September 30, 2023 and December 31, 2022, the balance of the note was $0 and $0, respectively.

On September 2, 2016, the Company issued a $100,000 12% promissory note. The note was due on September 1, 2017. As an incentive to enter into the agreement the noteholder was also granted 25,000 shares valued at $25,000 which was recognized as a debt discount. On May 16, 2019, the maturity date of the note was extended to July 1, 2020 (see below) for the issuance of 50,000 shares of common stock valued at $21,000, which was recognized as a debt discount over the extended maturity date. As of September 30, 2023, the full amounts of the debt discount have been amortized.

On February 2, 2018, the Company entered into an agreement with the note holder to split a certain note payable dated July 1, 2015 into two notes in the amount of $150,000 and $50,000, respectively. In addition to splitting the notes the noteholder also agreed to extend the due date of the new $50,000 note to July 1, 2018 and on September 4, 2018, for consideration of 15,000 shares the noteholder further agreed to extend the due date of the new $50,000 note to April 1, 2019. On November 15, 2018, both notes were further extended to January 1, 2020 (see below) for the issuance of 80,000 shares valued $40,800. On May 16, 2019, the maturity dates of both notes were extended to July 1, 2020 for the issuance of 50,000 shares of common stock valued at $21,000. The Company recorded the fair market value of all the shares issued for extensions to financing cost.

On January 1, 2020, the Company entered into an agreement to consolidate three notes payable above dated September 2, 2016 and February 2, 2018 into one $300,000, 12% note due September 1, 2021. As consideration the Company issued the note holder 175,000 shares of common stock valued at $61,250 which was recorded as financing expense. On May 1, 2022, for the issuance of 25,000 shares valued at $29,000 on the date of commitment, the loan was further extended to September 1, 2024. The Company evaluated the modification under ASC 470-50 and determined that the modifications were considered substantial and qualified for extinguishment accounting under such guidance. As such the Company recorded a loss on extinguishment of debt of $61,250 associated with the excess reacquisition cost of the new debt over the carrying value of the original debt. As of September 30, 2023 and December 31, 2022 the balance of the note was $300,000 and $300,000, respectively.

On January 8, 2021, the Company entered into a $125,000, 30% note payable due on September 8, 2021. Under the note the Company must make interest only payments of $3,125 starting on February 10, 2021 and continuing through maturity. On December 31, 2022, the noteholder extended the due date to September 8, 2022 for $1,250. On August 28,2023, a shareholder of the Company agreed to purchase and the note holder agreed to assign the note for $125,000. As an incentive to the note holder the Company agreed to issued 62,500 of the Company’s common stock valued at $75 as an incentive to enter into a certain note payable. As of  September 30 , 2023, and December 31, 2022 the balance of the note was $125,000 and $125,000, respectively.

On April 26, 2021, the Company entered into a $95,000, 12% note payable due on April 26, 2022. As of  September 30, 2023, and December 31, 2022 the balance of the note was $95,000 and $95,000, respectively.

On August 18, 2021, the Company entered into a $10,000, 12% note payable due on August 18, 2022. On April 10, 2022 the note was amended to have a due date of December 7, 2023. As of September 30 ,2023 and December 31, 2022 the balance of the note was $10,000 and $10,000, respectively.

On May 12, 2021, the Company entered into a $103,000, 24% note payable due on September 12, 2021.

On July 12, 2021, the Company entered into a $98,000, 12% note payable due on November 12, 2021.

On November 12, 2021, the Company entered into an agreement to consolidate the two notes payable above dated May 12, 2021 and July 12, 2021 into one $201,000, 12% note due December 15, 2023. As consideration the Company issued the note holder 100,000 shares of common stock valued at $125,000 which was recorded as financing expense. The Company evaluated the modification under ASC 470-50 and determined that the modifications were considered substantial and qualified for extinguishment accounting under such guidance. As such the Company recorded a gain on extinguishment of debt of $15,643 associated with the deficit reacquisition cost of the new debt over the carrying value of the original debt. On May 1, 2022, for the issuance of 100,000 shares valued at $87,000 on the date of commitment, the loan was further extended to September 1, 2024. During the nine months ended September 30, 2023, the Company converted the balance of the note and accrued interest into 1,230,911 shares of common stock valued at $184,636. As of September 30,2023, and December 31, 2022 the balance of the note was $0 and $201,000, respectively.

On November 4, 2021, the Company entered into a $25,000, 0% note payable due on demand. The note was repaid during the nine months ended September 30, 2023. As of September 30, 2023, and December 31, 2022, the balance of the note was $0 and $13,000, respectively.

On August 3, 2023 the Company’s wholly owned subsidiary initiated an offering of 10% Convertible Notes with maturity dates starting on August 3, 2024. As of September 30, 2023, the Company has raised $470,000 under the offering.

Interest expense including amortization of the associated debt discount for the three months ended September 30, 2023 and 2022 was $88,282 and $158,210, respectively.

Convertible notes payable, net of debt discount consist of the following:

	September 30,	December 31,
	2023	2021
Convertible note payable, secured, 12% interest, due August 31, 2019, in default	50,000	50,000
Convertible note payable, secured, 12% interest, due May 2, 2024	-	100,000
Convertible note payable, secured, 10% interest, due February 2024	45,000	45,000
Convertible note payable, secured, 10% interest, due May 22, 2020, in default	-	5,000
Convertible note payable, secured, 12% interest, due Feb 15, 2024	75,000	75,000
Convertible notes payable, secured, 4% interest, due October 14, 2020, in default	75,000	75,000
Convertible note payable ,12% interest, due May 2020, in default	162,750	162,750
Convertible note payable, secured, 10% interest, due May 1, 2024	350,000	350,000
Convertible note payable, secured, 12% interest, due February 8, 2024	-	95,000
Convertible notes payable, secured, 4% interest, due March 3, 2021, in default	25,000	25,000
Convertible notes payable, secured, 10% interest, due December 2021, in default	10,000	10,000
Convertible notes payable, 8% interest, due December 2023	295,000	355,000
Convertible notes payable, 8% interest, due July 2023	-	38,200
Total notes payable	1,087,750	1,385,950

Less unamortized discounts	(-)	(56,829)
Total convertible notes payable, net	$1,087,750	$1,329,121
Less current portion	(1,087,750)	(1,329,121)

Convertible notes payable, net - Long-term	$-	$-

On September 2, 2016, the Company issued $50,000 of principal amount of 12% secured convertible promissory notes and 6,250 warrants to purchase common stock (post-split). The note was due on August 31, 2018, was later extended to August 31, 2019, bears interest of twelve percent (12%) and is currently in default. The outstanding principal amounts and accrued but unpaid interest of the notes is convertible at any time at the option of the holder into common stock at a conversion price of $8.00 per share (post-split). The notes were issued with warrants to purchase up to 6,250 shares of the Company’s common stock at an exercise price of $12 per share (post-split). As of September 30, 2023 and December 31, 2022 the balance of the note was $50,000 and $50,000, respectively.

On May 2, 2017, the Company issued $100,000 of principal amount of 10% secured convertible promissory notes and 20,000 warrants to purchase common stock. The note was due on May 2, 2020 and is secured by the Company’s accounts receivable and inventory and on August 1, 2020, for the issuance of $6,250 shares (post-split) valued at $10,000 based on market value of the shares of $1.6 (post-split) on the date of issuance, was further extended to February 1, 2021, and was again extended on April 20, 2021 to May 2, 2022 for the 12,500 shares (post-split) valued at $17,000, which is included in stock payable. On May 1, 2022, for the issuance of 12,500 shares valued at $14,500 on the date of commitment, the loan was further extended to May 1, 2023.  The outstanding principal amounts and accrued but unpaid interest of the notes is convertible at any time at the option of the holder into common stock at a conversion price of $4 per share (post-split). The notes were issued with warrants to purchase up to 10,000 shares of the Company’s common stock at an exercise price of $8.00 per share (post-split). On May 2, 2023 the noteholder agreed to extend the maturity date of the note to May 2, 2024. As consideration for the extension, the Company agreed to increase the interest rate to 12% and to issue the noteholder 12,500 shares of common stock. As of September 30, 2023, the shares have not been issued. During the nine months ended September 30, 2023, the Company converted the balance of the note and accrued interest into 1,200,954 shares of common stock valued at $180,143. As of September 30, 2023 and December 31, 2022 the balance of the note was $0 and $100,000, respectively.

On May 2, 2017, the Company issued $50,000 of principal amount of 10% secured convertible promissory notes and 10,000 warrants to purchase common stock. The note was due on May 2, 2020 and is secured by the Company’s accounts receivable and inventory. On April 22, 2020, the note was extended to May 2, 2021. The outstanding principal amounts and accrued but unpaid interest of the notes is convertible at any time at the option of the holder into common stock at a conversion price of $4 per share (post-split). The notes were issued with warrants to purchase up to 1,250 shares (post-split) of the Company’s common stock at an exercise price of $8.00 per share (post-split). One December 31, 2021 the note was amended to cease accruing interest as of May 1,2022 and the due date of the note was amended to April 1, 2023 and on February 8, 2023 the note was extended to February 8, 2024 .As of September 30, 2023 and December 31, 2022, the balance of the note was $45,000 and $50,000, respectively.

On May 22, 2017, the Company issued $5,000 of principal amount of 10% secured convertible promissory notes and 125 warrants (post-split) to purchase common stock at an exercise price of $8 (post-split). The note was due on May 22, 2020 and is currently in default secured by the Company’s accounts receivable and inventory. The outstanding principal amounts and accrued but unpaid interest of the notes is convertible at any time at the option of the holder into common stock at a conversion price of $0.50 per share. The notes were issued with warrants to purchase up to 125 shares of the Company’s common stock at an exercise price of $8.00 per share (post-split). As of September 30, 2023 and December 31, 2022, the balance of the note was $0 and $5,000, respectively.

On February 15, 2018, the Company issued a $75,000 12% secured convertible promissory note. The note was due on February 24, 2020 and is secured by the Company’s accounts receivable and inventory. On April 22, 2020, the due date of the note was extended to February 15, 2021 for the issuance of 6,250 shares of common stock (post-split) valued at $8,995 and is currently in default. On February 22, 2022 the due date of the note was further extended to February 15, 2024. As of September 30, 2023 and December 31, 2022, the balance of the note was $75,000 and $75,000, respectively.

On February 8, 2019, the Company issued a $50,000 10% convertible note. The note was due on February 8, 2020 and is currently in default. As an incentive to enter into the agreement, the noteholder was also granted 7,500 shares valued at $30,000, which was recognized as a debt discount. As of September 30, 2023 and December 31, 2022, the balance of the note was $50,000 and $50,000, respectively.

On February 19, 2019, the Company issued a $25,000 4% convertible note. The note was due on August 19, 2019 and is convertible at a rate of $4 per share (post-split). On February 14, 2019, the noteholder agreed to extend the note through October 14, 2020. As an incentive to enter into the agreement, the noteholder was also granted 625 shares (post-split) valued at $2,500, which was recognized as a debt discount. As of December 31, 2021, the shares have not been issued and were included in stock payable. As of September 30, 2023, the note was shown net of unamortized discount of $0. As of September 30, 2023 and December 31, 2022, the balance of the note was $25,000 and $25,000, respectively.

On November 19, 2019, the Company entered in to a $281,000 convertible note payable, including an original issue discount of $28,100 convertible promissory note pursuant to which $150,000 was borrowed, including a $18,500 discount during the year ended December 31, 2019. Interest under the convertible promissory note is 12% per annum, and the principal and all accrued but unpaid interest is due 180 days from funding, which has July 19, 2020 for the first tranche. On May 20, 2020, the noteholder agreed to extend the due date of the first tranche of funding until July 19, 2020 and is currently past due. On the date of default, the Company incurred a default penalty of 50% of the balance of the note amounting to $54,250. The note is convertible at the lesser of (i) 70% multiplied by the lowest Trading Price during the previous twenty-five (25) trading day period ending on the latest complete Trading Day prior to the date of the note and 70% of the market price with a floor of $0.01. As an incentive to enter into the agreement, the noteholder was also granted 53,375 shares (post-split) valued at $175,070. The Company analyzed the conversion feature and determined it was required to be bifurcated and recognized as a derivative liability. The derivative at inception was valued at $192,226, based on the Black Scholes Merton pricing model. As the fair value of the derivative and the shares issued at inception were in excess of the face amount of the note, the Company recorded a debt discount in the amount of $168,500 to be amortized utilizing the effective interest method of accretion over the term of the note. Further, the excess of $104,041 was recognized as a financing cost on the Statement of Operations. As of December 31, 2021, the Company paid the $60,000 toward the principal balance under the first tranche of $60,000. As of September 30, 2023 and December 31, 2022, the balance of the note was $162,750 and $162,750, respectively.

On May 5, 2020, the Company issued a $350,000 10% convertible note. The note is due on May 1, 2021 and is convertible at a rate of $1 per share (post-split). As an incentive to enter into the agreement the noteholder was also granted 187,500 shares (post-split) valued at $207,000, which was recognized as a debt discount. On April 21, 2021, the noteholder agreed to extend the note through May 1, 2022. As an incentive to enter into the agreement, the noteholder was also granted 12,500 shares (post-split) valued at $20,000, which was recognized as financing expense. On May 1, 2022, for the issuance of 75,000 shares valued at $87,000 on the date of commitment, the loan was further extended to May 1, 2024. As of September 30, 2023 and December 31, 2022, the balance of the note was $350,000 and $350,000, respectively.

On February 8, 2021, the Company entered into an agreement to consolidate two notes payable above dated September 17, 2018 and February 8, 2019 into one $100,000, 12% note due February 8, 2022. The note is convertible into shares of common stock at a conversion price of $0.80 per share (post-split). As consideration the Company issued the note holder 12,500 shares of common stock (post-split) valued at $20,000 which was recorded as financing expense. As of the December 31, 2021, the shares were not issued and included in stock payable. The Company evaluated the modification under ASC 470-50 and determined that the modifications were considered substantial and qualified for extinguishment accounting under such guidance. As such the Company recorded a loss on extinguishment of debt of $20,000 associated with the excess reacquisition cost of the new debt over the carrying value of the original debt. During the nine months ended September 30, 2023, the Company converted the balance of the note and accrued interest into 824,676 shares of common stock valued at $123,701.  As of September 30, 2023 and December 31, 2022, the balance of the note was $0 and $95,000, respectively.

On March 3, 2021, the Company issued a $25,000 4% convertible note. The note is due on March 3, 2022 and is convertible at a rate of $0.80 per share (post-split). As of As of September 30, 2023 and December 31, 2022, the balance of the note was $25,000 and $25,000, respectively.

On February 22, 2022 the Company entered into a $385,000, 12% note payable due on February 22, 2023. The note is convertible upon default at the higher of the closing price of the common stock on the closing date, or par value. As an inducement to enter into the agreement the Company also granted the noteholder 165,216 shares of common stock (post-split). The issuance of the note and shares resulted in a total debt discount of $158,147, with $123,147 attributable to the shares. On February 8, 2023, the note was extended to December 31, 2023. During the three months ending September 30, 2023, the Company made principal payments totaling $60,000. As of September 30, 2023 and December 31, 2022, the balance of the note was $295,000 and $355,000.

On July 18, 2022, the Company entered into a $150,000 8% convertible grid note. The note is due on July 18, 2023 and is convertible at a rate of $0.80 per share (post-split). During the nine months ending September 30 2023, the Company received $4,000 in advances from the note. During the nine months ended September 30, 2023, the Company converted the balance of the note and accrued interest into 2,254,986 shares of common stock valued at $45,100. As of September 30, 2023 and December 31, 2022, the balance of the note was $0 and $38,200, respectively.

Interest expense including financing cost and amortization of the associated debt discount on all of the above convertible notes for the nine months ended September 30, 2023 and 2022 was $120,059 and $160,296, respectively.

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

On August 24, 2023, the Company executed a lease agreement. The lease term is 39 months at a starting rate of $5,624 per month with 4% increases beginning December 1, 2024 and rent commencing on September 1, 2023. As a result of the adoption of ASC 842, the Company recognized an operating lease liability and right-of-use asset of $171,276 and $171,798 associated with the lease.

Undiscounted Cash Flows

As of September 30, 2023, the right of use asset and lease liability were shown on the consolidated balance sheet at $213,037 and $215,526, respectively. The table below reconciles the fixed component of the undiscounted cash flows and the total remaining years to the operating lease liability recorded on the consolidated balance sheet as of September 30, 2023:

Amounts due as of September 30, 2023	Operating Leases
2023	16,742
2024	84,725
2025	86,227
Thearafter	72,998

Total minimum lease payments	$260,693
Less: effect of discounting	(45,168)
Present value of future minimum lease payments	$215,526
Less: current obligations under leases	(84,281)
Long-term lease obligations	$131,245

Legal Matter

On July 6, 2020, we received a letter from the staff of the Division of Enforcement of the Securities and Exchange Commission (the “Staff”) that indicated the Company may have violated certain rules and regulations regarding a late filing notification filed by the Company and that the Staff is conducting an informal inquiry into the matter. On April 29, 2021, the Company agreed to pay civil penalties of $25,000 to the Securities and Exchange Commission in settlement of the matter. Payment shall be made in the following four installments: (1) $5,000 within 14 days of entry of the order; (2) $7,500 within 180 days of entry of the order; (3) $6,250 within 270 days of entry of the order; and (4) $6,250 within 360 days of entry of the order. As of September 30, 2023, $5,000 was paid and $20,000 remained due.

NOTE 8 - STOCK WARRANTS

The following is a summary of stock warrants activity during the period ended September 30, 2023

	Number of Shares	Weighted Average Exercise Price
Balance, December 31, 2022	2,510,485	$1.85
Warrants granted and assumed	-	-
Warrants expired	-	-
Warrants canceled	-	-
Warrants exercised	-	-
Balance outstanding and exercisable, September 30, 2023	2,510,485	$1.85

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

On July 24, 2023 the Company issued 7,793,319 of the Company’s common stock valued at $152,967 to settle certain notes.

On July 24, 2023 the Company issued 100,000 of the Company’s common stock valued at $120 for services.

On August 7, 2023 the Company issued 1,885,031 of the Company’s common stock valued at $282,754 to settle certain notes.

On August 7, 2023, the Company issued 1,200,000 of the Company’s common stock valued at $1,440 for services.

On August 9, 2023 the Company issued 1,200,954 of the Company’s common stock valued at $180,143 to settle certain notes.

On August 16, 2023, the Company issued 1,675,000 of the Company’s common stock valued at $2,010 for services.

On August 16, 2023 the Company issued 242,500 of the Company’s common stock valued at $116,152, of which $116,000 was recorded in the prior year in Stock payable as an incentive to enter into a certain note payable.

On August 17, 2023, the Company issued 300,000 of the Company’s common stock valued at $360 for services.

On August 25, 2023 the Company issued 62,500 of the Company’s common stock valued at $75 as an incentive to enter into a certain note payable.

On August 29, 2023 the Company issued 331,400 of the Company’s common stock valued at $398 as an incentive to for a certain note holder to transfer the note.

On August 29, 2023, the Company issued 300,000 of the Company’s common stock valued at $360 for services.

NOTE 10 - SUBSEQUENT EVENTS

On August 3, 2023 the Company’s wholly owned subsidiary initiated an offering of 10% Convertible Notes with maturity dates starting on August 3, 2024. The Company has raised $165,000 subsequent to September 30, 2023.

On November 1, 2023 the Company’s wholly owned subsidiary initiated a Royalty Offering up to $500,000 with each Unit accumulating a 10% dividend payable in shares of the subsidiary, and each sale of the subsidiary’s product paying the holder of the Unit $2.50. The units are callable until their expiration after nine years. The Company has raised $287,500 under these agreements subsequent to September 30, 2023.

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

Our trutankless® water heaters were officially launched in the first quarter of 2014 and is sold throughout the wholesale plumbing distribution channel. We began generating revenue in the first quarter of 2014. As of the fiscal year ended December 31, 2014, we generated $238,912 in revenue. As of the fiscal year ended December 31, 2015, we generated $265,504 in revenue. As of the fiscal year ended December 31, 2016, we generated $429,582 in revenue. As of the fiscal year ended December 31, 2017, we generated $695,857 in revenue. As of the fiscal year ended December 31, 2018, we generated $1,537,958 in revenue. 1, 2019, we generated $1,908,708. As of December 31, 2020, we generated $1,661,278. As of the fiscal year ended December 31, 2021, we generated $246,032 in revenue. As of the fiscal year ended December 31, 2022, we generated $77,009 in revenue. For the nine months ended September 30, 2023, we generated $765.

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

RESULTS OF OPERATIONS

Results of Operations for the three months ended September 30, 2023 compared with the three months ended September 30, 2022.

Revenues

In the three months ended September 30, 2023, we generated $2,704 in revenues, as compared to $4,627 in revenues in the prior year. The decrease in sales was attributable to less sales of our trutankless® residential and light commercial products.

Cost of goods sold was $10,225 in the three months ended September 30, 2023, as compared to $11,392 in the three months ended September 30, 2022. This decrease in cost of goods sold was primarily attributable decreased sales.

To the knowledge of management, the Company is unaware of any trends or uncertainties in the sales or costs of our products and services for the periods discussed.

Expenses

Operating expenses totaled $589,820 during the three months ended September 30, 2023 as compared to $993,663 in the prior year. In the three-month period ended September 30, 2023, our expenses primarily consisted of General and Administrative of $375,746, Research and development of $129,374 and Professional fees of $84,700.

General and administrative fees decreased $489,550, or approximately 57% to $375,746 for the three months ended September 30, 2023 from $865,296 for the three months ended September 30, 2022. This increase was primarily the result of an decrease in consulting fees.

Research and development increased $72,333, or approximately 127% to $129,374 for the three months ended September 30, 2023 from $57,041 for the three months ended September 30, 2022. This increase is attributed primarily to the increased consulting fees associated with the Company’s research and development efforts.

Professional fees increased $13,374, or approximately 19% to $84,700 for the three months ended September 30, 2023 from $71,326 for the three months ended September 30, 2022. Professional fees increased due to a decrease in consulting fees associated with business development.

Other Expenses

Other expenses decreased $194,428 to $194,428 in the three months ended September 30, 2023 from $59,279 in the three months ended September 31 , 2022. The decrease was the result of a decrease in interest expense.

Net Loss

In the three months ended September 30, 2023, we generated a net loss of $732,490, a increase of $208,659 from $941,149 for the three months ended September 30, 2022. This increase was attributable to a decrease in overall expenditures.

Results of Operations for the nine months ended September 30, 2023 compared with the nine months ended September 30, 2022.

Revenues

In the nine months ended September 30, 2023, we generated $3,469 in revenues, as compared to $24,639 in revenues in the prior year. The decrease in sales was attributable to less sales of our trutankless® residential and light commercial products.

Cost of goods sold was $10,225 in the three months ended September 30, 2023, as compared to $21,796 in the nine months ended September 30, 2022. This decrease in cost of goods sold was primarily attributable decreased sales.

To the knowledge of management, the Company is unaware of any trends or uncertainties in the sales or costs of our products and services for the periods discussed.

Expenses

Operating expenses totaled $1,465,624 during the nine months ended September 30, 2023 as compared to $3,326,955 in the prior year. In the nine month period ended September 30, 2023, our expenses primarily consisted of General and Administrative of $1,109,872, Research and development of $227,553 and Professional fees of $128,199.

General and administrative fees decreased $1,909,107, or approximately 63% to $1,109,872 for the nine months ended September 30, 2023 from $3,018,979 for the nine months ended September 30, 2022. This decrease was primarily the result of an decrease in consulting fees.

Research and development decreased $51,482, or approximately 29% to $227,553 for the nine months ended September 30, 2023 from $176,071 for the nine months ended September 30, 2022. This decrease is attributed primarily to the decreased consulting fees associated with the Company’s research and development efforts.

Professional fees decreased $3.706, or approximately 3% to $128,199 for the nine months ended September 30, 2023 from $131,905 for the nine months ended September 30, 2022. Professional fees decreased due to a decrease in consulting fees associated with business development.

Other Expenses

Other expenses decreased $49,699 to $486,447 in the nine months ended September 30, 2023 from $436,748 in the nine months ended September 30, 2022. The decrease was the result of a decrease in interest expense.

Net Loss

In the nine months ended September 30, 2023, we generated a net loss of $1,958,827, a decrease of $1,802,033 from $3,760,860 for the nine months ended September 30, 2022. This decrease was attributable to a decrease in overall expenditures.

Going Concern

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.

Management evaluated all relevant conditions and events that are reasonably known or reasonably knowable, in the aggregate, as of the date the consolidated financial statements are issued and determined that substantial doubt exists about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent on the Company’s ability to generate revenues and raise capital. The Company has not generated sufficient revenues from product sales to provide sufficient cash flows to enable the Company to finance its operations internally. As of September 30, 2023, the Company had $79,195 cash on hand. On September 30, 2023, the Company has an accumulated deficit of $66,586,282. For the nine months ended September 30, 2023, the Company had a net loss of $1,958,827, and cash used in operations of $1,243,79. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year from the date of filing.

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

Liquidity and Capital Resources

At September 30, 2023, we had an accumulated deficit of $66,586,282. Primarily because of our history of operating losses and our recording of note payables, we have a working capital deficiency of $6,083,635 at September 30, 2023. Losses have been funded primarily through issuance of common stock and borrowings from our stockholders and third-party debt. As of September 30, 2023, we had $79,195 in cash, $7,369 in accounts receivable, and $107,775 in inventory. We used net cash in operating activities of $761,916 for the three months ended September 30, 2023.

Cash Flows from Operating, Investing and Financing Activities

The following table provides detailed information about our net cash flow for all financial statement periods presented in this Quarterly Report. To date, we have financed our operations through the issuance of stock and borrowings.

The following table sets forth a summary of our cash flows for the three months ended September 30, 2023 and 2022:

	Nine months ended September 30,
	2023	2022
Net cash used in operating activities	$(1,243,739)	$(1,539,196)
Net cash used in investing activities	-	-
Net cash provided by financing activities	1,238,900	1,501,355
Net increase/(decrease) in Cash	(4,839)	(37,841)
Cash, beginning	84,034	38,895
Cash, ending	$79,195	$1,054

Operating activities - Net cash used in operating activities was $1,243,739 for the nine months ended September 30, 2023, as compared to $1,539,196 used in operating activities for the same period in 2022. The decrease in net cash used in operating activities was primarily due to a decrease in stock based compensation.

Financing activities - Net cash provided by financing activities for the three months ended September 30, 2023 was $1,238,900 as compared to $1,501,355 for the same period of 2022. The increase of net cash provided by financing activities was mainly attributable to increased equity and debt financing.

Ongoing Funding Requirements

As of September 30, 2023, we continue to use traditional and/or debt financing to provide the capital we need to run the business. It is possible that we may need additional funding to enable us to fund our operating expenses and capital expenditures requirements.

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

On July 6, 2020, we received a letter from the staff of the Division of Enforcement of the Securities and Exchange Commission (the “Staff”) that indicated the Company may have violated certain rules and regulations regarding a late filing notification filed by the Company and that the Staff is conducting an informal inquiry into the matter. On April 29, 2021, the Company agreed to pay civil penalties of $25,000 to the Securities and Exchange Commission in settlement of the matter. Payment shall be made in the following four installments: (1) $5,000 within 14 days of entry of the order; (2) $7,500 within 180 days of entry of the order; (3) $6,250 within 270 days of entry of the order; and (4) $6,250 within 360 days of entry of the order. As of September 30, 2023, $5,000 was paid and $20,000 remained due.

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

On July 24, 2023 the Company issued 7,793,319 of the Company’s common stock valued at $152,967 to settle certain notes.

On July 24, 2023 the Company issued 100,000 of the Company’s common stock valued at $120 for services.

On August 7, 2023 the Company issued 1,885,031 of the Company’s common stock valued at $282,754 to settle certain notes.

On August 7, 2023, the Company issued 1,200,000 of the Company’s common stock valued at $1,440 for services.

On August 9, 2023 the Company issued 1,200,954 of the Company’s common stock valued at $180,143 to settle certain notes.

On August 16, 2023, the Company issued 1,675,000 of the Company’s common stock valued at $2,010 for services.

On August 16, 2023 the Company issued 242,500 of the Company’s common stock valued at $116,152, of which $116,000 was recorded in the prior year in Stock payable as an incentive to enter into a certain note payable.

On August 17, 2023, the Company issued 300,000 of the Company’s common stock valued at $360 for services.

On August 25, 2023 the Company issued 62,500 of the Company’s common stock valued at $75 as an incentive to enter into a certain note payable.

On August 29, 2023 the Company issued 331,400 of the Company’s common stock valued at $398 as an incentive to for a certain note holder to transfer the note.

On August 29, 2023, the Company issued 300,000 of the Company’s common stock valued at $360 for services.

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

Issuer Purchases of Equity Securities

The Company did not repurchase any of its equity securities during the period ended September 30, 2023.

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

Date: December 22, 2023

