Form 10-K
period 2023-12-31
Trutankless, Inc.
filed 2024-06-26
CIK 1429393

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

The number of shares of Common Stock, $0.001 par value, outstanding on June 25, 2024 was 92,426,511 shares.

DOCUMENTS INCORPORATED BY REFERENCE: None.

TRUTANKLESS, INC.

FOR THE FISCAL YEAR ENDED

DECEMBER 31, 2023

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

Our trutankless® water heaters will to be available solely through wholesale plumbing distributors, including Ferguson, Hajoca, WinSupply, Morrison Supply locations, and several regional distributors. A partial listing of wholesalers may be found on our website (www.trutankless.com).

Our trutankless® water heaters were designed to provide an endless hot water supply because they are designed to heat water as it flows through the system. We believe that our products are capable of higher temperature rise than competitive units at given flow rates because of their improved design and greater efficiency. Our trutankless® water heaters can save energy and reduce operating costs compared to tank systems because unlike tanks, if there is no hot water demand, no energy is being used. In addition, we intend to improve life-cycle costs with an improved design conceived not only to increase efficiency, but also the longevity of our products versus competitive units. Generally, a typical tank water heater lasts about 9 years, whereas gas tankless systems may last longer, but requires more routine maintenance. Our product line is designed to last longer than tank water heaters without any routine maintenance required under most conditions.

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

Our trutankless® water heaters were officially launched in the first quarter of 2014 and is sold throughout the wholesale plumbing distribution channel. We began generating revenue in the first quarter of 2014. As of the fiscal year ended December 31, 2014, we generated $238,912 in revenue. As of the fiscal year ended December 31, 2015, we generated $265,504 in revenue. As of the fiscal year ended December 31, 2016, we generated $429,582 in revenue. As of the fiscal year ended December 31, 2017, we generated $695,857 in revenue. As of the fiscal year ended December 31, 2018, we generated $1,537,958 in revenue. As of the fiscal year ended December 31, 2019, we generated $1,908,708. As of December 31, 2020, we generated $1,661,278. As of December 31, 2021, we generated $246,032. As of December 31, 2022, we generated $73,009 in revenue. As of December 31, 2023, we generated $3,549 in revenue.

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

Industry Recognition and Awards

Trutankless® received the Best of IBS 2014 Award for Best Home Technology Product from the National Association of Home Builders (NAHB) at that year’s International Builders Show (IBS) in Las Vegas. The IBS is produced by NAHB and is the largest annual light construction show in the world – featuring more than 1,100 exhibitors and attracting 75,000 attendees including high level decision makers from some of the largest homebuilders in the world as well as plumbing and HVAC professionals from top companies in major markets.

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

The company has also leveraged online marketing strategies and social media. By presenting an immersive and educational web experience at www.trutankless.com. Trutankless intends to continue building brand awareness among consumers efficiently online. Launch efforts are expected to be focused in Arizona, Texas, and the Southeast at first, which account for over 1,000,000 electric water heater shipments annually. Licensing and co-branding opportunities may be assessed, since strategic partnerships would eliminate the channel conflicts that have historically obstructed previous electric tankless entries in the marketplace.

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

On September 12, 2023, the Company filed its’ DEF 14C Definitive Information Statement which was mailed to the Company’s shareholders of record with further disclosures giving notice to shareholder further describing the corporate actions including the terms of the spinoff and a name change authorized by the Company’s Board of Directors.

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

We have two individuals performing the functions of all officers and directors. Mr. Newman, our president and CEO, and Mr. Orr, our secretary and treasurer, have developed our internal control procedures and are responsible for monitoring and ensuring compliance with those procedures. As a result, our internal controls may be inadequate or ineffective, which could cause our financial reporting to be unreliable and lead to misinformation being disseminated to the public. Investors relying upon this misinformation may make an uninformed investment decision.

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

Our common stock trades on the Expert Market Tier of OTC Markets Group, Inc. under the symbol “TKLS” and is labeled as “Delinquent SEC Reporting.” The OTC Market is a network of security dealers who buy and sell stock. The dealers are connected by a computer network that provides information on current “bids” and “asks,” as well as volume information. Stock on the Expert Market is not eligible for proprietary broker-dealer quotations. All quotes in stock on the Expert Market reflect unsolicited customer orders. Unsolicited-Only stocks, such as ours, have a higher risk of wider spreads between bid and asked quotations, increased volatility, and price dislocations. Investors may have difficulty selling our stock. An initial review by a broker-dealer under SEC Rule15c2-11 is required for brokers to publish competing quotes and provide continuous market making in our stock. The Expert Market serves broker-dealer pricing and investor best execution needs. Quotations in Expert Market securities are restricted from public viewing. OTC Markets Group designates securities for quoting on the Expert Market when the issuer has not disclosed its financial information for a period of slightly in excess of six months or is otherwise not making current information publicly available under SEC Rule 15c2-11, or when the security is otherwise restricted from public quoting. This designation by the OTC Markets Group severely limits the number of investors that might purchase shares of our common stock and effectively prevents the development of an active trading market in shares of our common stock. As a result, there currently is no established public trading market for the shares of our common stock. The common stock previously traded on the Pink Tier of OTC Markets Group, Inc.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

During the period ended December 31, 2023 we maintained an executive office 15900 N.78th Street, Suite 200, Scottsdale, Arizona 85260, which consists of approximately 2,818 square feet and maintain a research, development, and test lab with office space 15953 N. Greenway Hayden Loop, Suite J, Scottsdale Arizona 85260, which consists of approximately 1,680 square feet.

ITEM 3. LEGAL PROCEEDINGS

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business.

On July 6, 2020, we received a letter from the staff of the Division of Enforcement of the Securities and Exchange Commission (the “Staff”) that indicated the Company may have violated certain rules and regulations regarding a late filing notification filed by the Company and that the Staff would conduct an informal inquiry into the matter. On April 29, 2021, the Company agreed to pay civil penalties of $25,000 to the Securities and Exchange Commission in settlement of the matter. As of December 31, 2023 $20,000 remained due.

On April 6, 2023, the Company was served a Summons for an Amended Complaint filed in the state of Florida with claims for Strict Liability, Negligence and Breach of Implied Warranty. The complaint, filed by an insurance company, stems from its payments for claims filed by a policy holder on two separate occasions. The first insurance claim payment was due to a leak caused by improper installation in which the contractor failed to meet local codes. The second insurance claim payment followed the contractor’s failure to properly repair the improper installation. The complaint states that the contractor failed to follow basic installation guidelines supplied with the product in either incident, resulting in damages. On June 8, 2023, the Court of Duval County, FL entered a default judgement for $38,768. As of December 31, 2023, the Company has not paid any of this balance.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASE OF EQUITY SECURITIES

Market Information

From February 13, 2009, through approximately August 8, 2022, shares of our common stock traded on the OTC pink tier of the over-the counter market operated by OTC Markets Group, Inc. under the symbol “TKLS”. On or about August 9, 2022, trading in shares of our common stock was downgraded on the OTC Pink tier of the over-the counter market operated by OTC Markets Group continuing under the symbol “TKLS”.

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

Holders of Common Stock

As of December 31, 2023 there were approximately 448 stockholders of record of our common stock. This number does not include shares held by brokerage clearing houses, depositories or others in unregistered form.

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

On August 16, 2023, the Company issued 824,676 shares of the Company’s common stock valued at $100,000 to settle debt.

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

Subsequent Sales & Issuances of Unregistered Securities

On January 18, 2024, the Company issued 1,050,000 shares pursuant to amendments to a related party promissory note which were made on October 20, 2021

On March 15, 2024, the Company issued 3,000,000 shares for a notice of conversion of a promissory note dated January 19, 2024.

On March 15, 2024, the Company issued 750,000 shares for services.

On March 25, 2024, the Company settled a certain $385,000 convertible note and accrued interest dated February 22, 2022 for $250,000.

On April 5, 2024, the Company issued 36,893,398 shares to convert certain related party convertible notes dated July 26, 2022, June 15, 2023 and July 25, 2023.

On April 11, 2024, the Company issued 3,857,143 share pursuant to a promissory note amendment and conversion dated April 3, 2024.

On April 11, 2024 the Company issued 1,000,000 to for services.

On April 22, 2024, the Company entered into a consulting agreement with an individual for a six-month period. As compensation, the Company will issue 300,000 shares of common stock to Mr. Jacques immediately upon signing the agreement.

On May 7, 2024, the Company issued 100,000 shares of common stock valued at $47,835, which was recorded in the prior year in Stock payable as an incentive to enter into a certain note payable.

On May 9, 2024, the Company issued 7,002,740 shares of common stock for the conversion of $350,000 in principal and $140,192 in accrued interest on a convertible note.

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

Issuer Purchases of Equity Securities

The Company did not repurchase any of its equity securities during the fourth quarter ended December 31, 2023.

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

RESULTS OF OPERATIONS

Revenues

In the year ended December 31, 2023 we generated $3,549 in revenues, as compared to $73,009 in revenues in the prior year. The decrease in sales was attributable to less sales of our trutankless® residential and light commercial products. Cost of goods sold was $0, as compared to $22,552 in the prior year.

To the knowledge of management, the Company is unaware of any trends or uncertainties in the sales or costs of our products and services for the periods discussed.

Expenses

Operating expenses totaled $1,427,717 during the year ended December 31, 2023 as compared to $4,147,014 in the prior year. In the year ended December 31, 2023, our expenses primarily consisted of General and Administrative of $536,617, Research and Development of $441,534 and Professional fees of $449,566.

General and administrative fees decreased by $3,175,246 from the year ended December 31, 2022 to the year ended December 31, 2023. General and administrative fees decreased due to a decrease in consulting fees associated with business development of $2,394,014 and a decrease in expenses for a change in accounting estimation policy of $623,220.

Research and Development increased by $195,348 from the year ended December 31, 2022 to the year ended December 31, 2023. Research and Development fees increased due to increased consulting fees associated with the Company’s research and development efforts.

Professional fees increased $260,601 from the year ended December 31, 2022 to the year ended December 31, 2023. Professional fees increased due to an increase in legal and accounting fees associated with the normal operations of the business.

Other Expenses

Other expense increased by $91,281 to $614,290 in the year ended December 31, 2023 from $523,009 for the year ended December 31, 2022. The increase was the result of an increase in interest expense and a settlement expense during the year.

Net Loss

In the year ended December 31, 2023, we generated a net loss of $2,038,458, a decrease of $2,607,597 from $4,646,055 for the year ended December 31, 2022. This decrease was attributable to the factors discussed above.

Going Concern

The financial statements included in this filing have been prepared in conformity with generally accepted accounting principles that contemplate the continuance of the Company as a going concern.

Management evaluated all relevant conditions and events that are reasonably known or reasonably knowable, in the aggregate, as of the date the consolidated financial statements are issued and determined that substantial doubt exists about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent on the Company’s ability to generate revenues and raise capital. The Company has not generated sufficient revenues from product sales to provide sufficient cash flows to enable the Company to finance its operations internally. As of December 31, 2023 and 2022, the Company had $21,453 and $84,034 cash on hand, respectively. At December 31, 2023 and 2022, the Company has an accumulated deficit of $66,665,913 and $64,627,455, respectively. For the years ended December 31, 2023 and 2022, the Company had a net loss of $2,038,458 and $4,646,055, and cash used in operations of $1,816,625 and $1,815,297, respectively.  These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year from the date of filing.

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

Liquidity and Capital Resources

At December 31, 2023, we had an accumulated deficit of $66,665,913 and a working capital deficiency of $7,406,601. As of December 31, 2023, we had 21,453 in cash.

Cash Flows from Operating, Investing and Financing Activities

The following table provides detailed information about our net cash flow for all financial statement periods presented in this Annual Report. To date, we have financed our operations through the issuance of stock and borrowings.

The following table sets forth a summary of our cash flows for the years ended December 31, 2023 and 2022:

	Year ended December 31,
	2023	2022
Net cash used in operating activities	$(1,816,625)	$(1,815,297)
Net cash used in investing activities	-	(-)
Net cash provided by financing activities	1,754,044	1,839,605
Net increase/(decrease) in Cash	(62,581)	24,308)
Cash, beginning	84,034	59,726
Cash, ending	$21,453	$84,034

Operating activities

Net cash used in operating activities was $1,816,625 for the year ended December 31, 2023, as compared to $1,815,297 used in operating activities for the same period in 2022. The decrease in net cash used in operating activities was primarily due to the decrease in net loss during the year ended December 31, 2023.

Financing activities

Net cash provided by financing activities for the year ended December 31, 2023 was $1,754,044, as compared to $1,839,605 for the same period of 2022. The decrease of net cash provided by financing activities was mainly to a decrease in debt financing during the year ended December 31, 2023.

Ongoing Funding Requirements

As of December 31, 2023, we continue to use traditional and/or debt financing to provide the capital we need to run the business. It is possible that we may need additional funding to enable us to fund our operating expenses and capital expenditures requirement s.

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

ITEM 9A (T) CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our Principal Executive Officer and Principal Financial Officer, Guy Newman, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Report. Based on his evaluation, Mr. Newman concluded that our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Management has undertaken an assessment of the effectiveness of our internal control over financial reporting based on the framework and criteria established in the Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Based upon this evaluation, management concluded that our internal control over financial reporting was not effective as of December 31, 2023.

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

Information as to our current directors and executive officers is as follows:

Name	Age	Title	Since
Robertson James Orr	50	Secretary, Treasurer & Director	May 12, 2010
Guy Newman	59	Chief Executive Officer, President and Director	April 2, 2024

Duties, Responsibilities and Experience

Robertson James Orr, (50) has been our Treasurer, Secretary and a Director since May 12, 2010. Mr. Orr is also a director of Notation Labs, Inc., a former subsidiary of the Company. Mr. Orr attended Arizona State University. In 1998, Mr. Orr assisted in the founding of bluemedia, Inc., a successful large format digital printing company based in Tempe, Arizona. Mr. Orr has been instrumental in growing bluemedia to be one of the premier companies in its vertical with some of the largest companies, projects and events in their portfolio. Most notably, Mr. Orr has lead bluemedia’s relationship with the NFL and has successfully overseen the graphics production, installation and removal for the last seven Super Bowls. Other notable clients include the NBA, NHL, MLB, Kansas City Chiefs, Verizon, InBev, GMR Marketing, Petsmart, and Pepsi. In 2005, Mr. Orr and his Partners in bluemedia started a non-traditional ad agency called Blind Society, which is responsible for the direct to consumer marketing efforts of companies like AT&T, K-Swiss, and Activision. In addition to his entrepreneurial successes, Mr. Orr has been involved with supporting numerous local charitable causes through his work with the Boys & Girls Clubs of Phoenix, St. Joseph the Worker, the MDA and the ADA. He has sat on the Board of Directors for the Tempe Chamber of Commerce as well as other entrepreneurial organizations. He is currently on the Board of Directors for Project Sebastian, a rare disease research nonprofit, as well as he sits on the Sports Advisory Board for the Colangelo College of Business at Grand Canyon University.

Guy Newman, (59) has been our Chief Executive Officer, President and a Director since April 2, 2024. Mr. Newman has been a consultant to the Company for several years prior to his appointment to CEO. Mr. Newman was serving as the CEO of TruTankless 365, Inc., a wholly-owned subsidiary of the Company, at the time of his appointment as CEO. Mr. Newman is also the CEO of Notation Labs, Inc., a former subsidiary of the Company. Mr. Newman grew up in England and came to the US in 1985 to pursue a career in the financial markets. He worked in various retail brokerage firms in the 90's and 2000's and retired from the Brokerage Industry in 2011 to pursue management roles in a range of start-up ventures in the Boating and Construction industries. He has two adult sons.

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

Summary Compensation Table

The table below summarizes the total compensation paid to or earned by our current Executive Officers for the fiscal years ended December 31, 2023 and 2022.

SUMMARY COMPENSATION TABLE

Name and Principal Positions	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compensation ($)	Non- Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Robertson James Orr	2023	$75,000	$-	$10	$-	$-	$-	$-	$75,010
Former President, Former CEO, Secretary, Treasurer & Director	2022	$75,000	$-	$582,000	$-	$-	$-	$-	$657,000
Michael Stebbins	2023	$157,500	$-	$410	$-	$-	$-	$-	$157,910
Former President & Former Director	2022	$210,000	$-	$447,010	$-	$-	$-	$-	$657,010
Guy Newman	2023	$24,052	$-	$-	$-	$-	$-	$-	$-
CEO, President & Director	2022	$-	$-	$-	$-	$-	$-	$-	$-

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

Option Grants in Last Fiscal Year

During the years ended December 31, 2023 and 2022, we did not grant any options to our officers and directors.

Employment Agreements

The Company has an employment agreement with the President/CEO to perform duties and responsibilities as may be assigned. The base salary is in the amount of $225,000 per annum plus a bonus of 1,000,000 shares of common stock upon execution of the agreement commencing on April 2, 2024 and ending April 2, 2025 with an option renewal on April 1, 2025.

The Company has a services agreement with the Chairman to perform duties and responsibilities as may be required. The Base salary is in the amount of $75,000 per annum plus a bonus of 200,000 shares of common stock upon execution of the agreement, and an additional 200,000 shares every 90 days thereafter commencing on February 1, 2024.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information, to the best of our knowledge, about the beneficial ownership of our common stock on June 20, 2024 relating to the beneficial ownership of our common stock by those persons known to beneficially own more than 5% of our capital stock and by our directors and executive officers.  The percentage of beneficial ownership for the following table is based on 92,426,511 shares of common stock outstanding.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and does not necessarily indicate beneficial ownership for any other purpose. Under these rules, beneficial ownership includes those shares of common stock over which the stockholder has sole or shared voting or investment power. It also includes shares of common stock that the stockholder has a right to acquire within 60 days after June 20, 2024, pursuant to options, warrants, conversion privileges or other rights. The percentage ownership of the outstanding common stock, however, is based on the assumption, expressly required by the rules of the Securities and Exchange Commission, that only the person or entity whose ownership is being reported has converted options or warrants into shares of our common stock.

Security Ownership of Management, Directors and Certain Beneficial Owners

Title of Class	Name of Beneficial Owner	Number of Shares		Percent Beneficially Owned
Common	Robertson James Orr - Secretary, Treasurer and Director	1,765,541		1.91%
Common	Guy Newman - CEO, President and Director	1,600,000	(3)	1.73%
Common	Rodney J. Cullum	46,769,231	(4)	50.60%
Common	James A. Burns, Jr. and Lynn B. Burns	6,151,504		6.66%
Common	Mark A. Langlois	7,377,740	(5)	7.98%
	All Directors, Officers and Principal Stockholders as a Group	63,664,016		68.88%

(1)

As used in this table, “beneficial ownership” means the sole or shared power to vote, or to direct the voting of, a security, or the sole or shared investment power with respect to Common Stock (i.e., the power to dispose of, or to direct the disposition of, a security).

(2)	The address of each Officer and Director is c/o Trutankless, Inc., 15900 North 78th Street, Suite 200, Scottsdale, AZ 85260.

(3)

Of the total shares of Common Stock owned or controlled by Mr. Newman, 1,000,000 shares are held by Guy Newman and 600,000 shares are held by RH Trust Co. LLC., which is controlled by Mr. Newman's domestic partner.

(4)

Of the total shares of Common Stock owned or controlled by Mr. Cullum, 33,750 are controlled by Mr. Cullum and 46,735,481 are owned directly by Built Right Holdings, LLC, an Arizona limited liability company, and Rodney Cullum may be deemed to have an indirect interest in these securities as the manager of Built Right Holdings, LLC.

(5)	Of the total shares of Common Stock owned or controlled by Mr. Langlois, 362,500 shares are held by Mr. Langlois and 7,015,240 shares are held by Mark A. Langlois Revocable Trust.

Changes in Control

There are no arrangements known to the Company, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change in control of the Company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Related Persons

Accounts payable and accrued liabilities – related party

Notes payable - related party consist of the following at:

	December 31, 2023	December 31, 2022
Note payable, secured, 5% interest, due on demand	$19,450	$19,450
Note payable, secured, 12% interest, due April 26, 2024	60,000	125,500
Note payable, secured, 12% interest, due April 30, 2024	122,500	102,000
Note payable, secured, 12% interest, due August 31, 2025	125,000	125,000
Note payable, secured, 18% interest, due July 25, 2024	40,000	-
Total Notes Payable - related party	$366,950	$371,950
Less unamortized debt discounts	-	-
Total Notes Payable	366,950	371,950
Less current portion	(241,950)	(246,450)
Total Notes Payable - long term	$125,000	$125,500

During the year ending December 31, 2023 the Company received $25,000 under a note payable from a director of the Company and made repayment of $25,000 under the same note. As of December 31, 2023 and 2022, the Company had one note payable due to a director of the Company in the amount of $19,450 and $19,450, respectively. The note has an interest rate of 5% and is due on demand.

As of December 31, 2023 and 2022, the Company had one note payable due to an officer of the Company in the amount of $60,000 and $125,500, respectively. As of the period ended December 31, 2023, the Company has received advances under the note of $125,500 and made repayment of $65,500. The note has an interest rate of 12% and is due April 26, 2024.

On April 30, 2021, the Company entered into a $150,000, 12% grid note payable with a Company controlled by the CEO that is due upon demand but no later than April 30, 2022. As of December 31, 2023 and 2022, the Company has received advances under the note of $20,500 and $102,000 and made repayment of $0 and $0, respectively. As of December 31, 2023 and 2022, the notes had balances of $122,500 and $102,000 respectively and is due April 30, 2024.

On January 8, 2021, the Company entered into a $125,000, 30% note payable due on June 8, 2021. Under the note the Company must make interest only payments of $3,125 starting on February 10, 2021 and continuing through maturity. On December 31, 2022, the noteholder extended the due date to June 8, 2022 for $1,250. On September 1, 2023, the noteholder sold the ownership of the note to an entity under common ownership of a related party who concurrently amended the terms of the note with the Company to accrue interest and to extend the maturity date of the note to August 31, 2025. This assignment makes this a related party note and has been disclosed in the related party note versus the Note 7 – notes payable below. As of December 31, 2023 and 2022 the balance of the note was $125,000 and $125,000, respectively.

On July 23, 2023, the Company entered into a $40,000, 12% note payable with an entity under common control of a related party on July 22, 2024.

Interest expense associated with the related party notes for the years ended December 31, 2023 and 2022 was $66,100 and $30,456 respectively.

Convertible notes payable - related party consist of the following at:

	December 31, 2023	December 31, 2022
Convertible note payable, 8% interest, due December 2024	$2,205,623	$1,628,930
Convertible note payable, 12% interest, due December 2023	400,000	400,000
Convertible note payable, 12% interest, due July 2023	-	100,000
Convertible note payable, 12% interest, due December 2024	150,000
Convertible note payable, 12% interest, due December 2024	85,000
Total Notes Payable - related party	$2,840,623	$2,128,930
Less unamortized debt discounts	-	-
Total Notes Payable	2,840,623	2,128,930
Less current portion	(2,840,623)	(500,000)
Total Notes Payable - long term	$-	$1,628,930

On September 1, 2022, the Company entered into a $2,500,000 8% convertible grid note with Notation Labs, Inc, a company commonly controlled by a director of the Company. The note is due on December 31, 2024 and is convertible at a rate of $0.80 per share (post-split). During the year ending December 31, 2023 and 2022, the Company received $1,190,853 and $1,628,930 in net advances from the note and made payments of $479,160 and $0 on the note, respectively. As of December 31, 2023 and 2022 the balance of the note was $2,205,623 and $1,628,930, respectively.

On July 26, 2022, the Company issued a $400,000 12% convertible promissory note to a company commonly controlled by a director of the Company. The note is due on December 15, 2023 and is convertible into shares of the Company’s common stock at a rate of $0.08 per share. As of December 31, 2023 and 2022 the balance of the note was $400,000 and $0, respectively.

On July 26, 2022, the Company issued a $100,000 12% convertible promissory note to a company commonly controlled by a director of the Company. The note is due on July 1, 2023 and is convertible into shares of the Company’s common stock at a rate of $0.02 per share. On July 24, 2023, the Company paid this note off in full. As of December 31, 2023 and 2022 the balance of the note was $0 and $100,000, respectively.

On June 15, 2023, the Company issued a $150,000 12% convertible promissory note to a company commonly controlled by a shareholder of the Company. The note is due on December 31, 2024 and is convertible into shares of the Company’s common stock at a rate of $0.02 per share. As of December 31, 2023, the balance of the note was $150,000.

On July 25, 2023, the Company issued a $85,000 12% convertible promissory note to a company commonly controlled by a shareholder of the Company. The note is due on December 31, 2024 and is convertible into shares of the Company’s common stock at a rate of $0.02 per share. As of December 31, 2023, the balance of the note was $85,000.

Interest expense on all of the above convertible notes for the years ended December 31, 2023 and 2022 was $251,463 and $7,956, respectively.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

(1) AUDIT FEES

Audit and Non-Audit Fees

The following table sets forth fees billed to us by our independent auditors, for the years ended 2023 and 2022 for (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements, (ii) services rendered that are reasonably related to the performance of the audit or review of our financial statements that are not reported as Audit Fees, and (iii) services rendered in connection with tax preparation, compliance, advice and assistance.

Fee Category	Fiscal 2023 Fees	Fiscal 2022 Fees

Audit Fees	$47,700	$49,750
Audit Related Fes	-	-
Tax Fees	-	-
All Other Fees	-	-

Total Fees	$47,700	$49,750

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

Not applicable.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

We have filed the following documents as part of this Annual Report on Form 10-K:

1.	The financial statements listed in the “Index to Consolidated Financial Statements” on page F-1 are filed as part of this report.
2.	Financial statement schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.
3.	Exhibits included or incorporated herein: See index to Exhibits.

Exhibit Index

Exhibit Number	Exhibit Description
2.1	Acquisition Agreement and Plan of Merger - dated March 3, 2011(3)
2.2	Addendum No. 1 to Acquisition Agreement and Plan of Merger - Dated April 27, 2011(4)
2.3	Agreement and Plan of Merger between Bollente Companies, Inc. and Bollente Name Change Subsidiary, Inc. - Dated June 4, 2018(5)
3(i)(a)	Articles of Incorporation of Bollente Companies, Inc. (Formerly Alcantara Brands Corporation)(1)
3(i)(b)	Certificate of Amendment - Name Change - Dated March 2, 2011(2)
3(i)(c)	Certificate of Change - 50:1 Reverse Split - Dated September 23, 2010(2)
3(i)(d)	Articles of Incorporation of Bollente Name Change Subsidiary, Inc. - Dated June 4, 2018(5)
3(i)(e)	Articles of Merger between Bollente Companies, Inc. and Bollente Name Change Subsidiary, Inc. - Dated June 4, 2018(5)
3(i)(f)	Certificate of Designation of Series B Preferred Stock - Dated April 2, 2020
3(i)(g)	Certificate of Change - Increase Authorized - Dated May 25, 2021*
3(ii)(a)	Bylaws of Trutankless, Inc. (1)
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act*
32.1	Certification pursuant to 18 U.S.C. Section 350*
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File

1.	Incorporated by reference from the Company’s Registration Statement on Form SB-2 filed on March 19, 2008.
2.	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q filed on November 24, 2010.
3.	Incorporated by reference from the Company’s Current Report on Form 8-K filed on March 10, 2011.
4.	Incorporated by reference from the Company’s Current Report on Form 8-K filed on May 6, 2011.
5.	Incorporated by reference from the Company’s Current Report on Form 8-K filed on June 6, 2018
*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRUTANKLESS INC.

By:	/s/ Guy Newman

Guy Newman, Chief Executive Officer

Date: June 26, 2024

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Guy Newman
Guy Newman	Director and Principal Executive and Financial Officer	June 26, 2024

/s/ Robertson J. Orr
Robertson James Orr	Director	June 26, 2024

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors,

Trutankless, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Trutankless, Inc. (“the Company”) as of December 31, 2023, and the related consolidated statement of operations, stockholders’ deficit, and cash flow for the year ended December 31, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023, and the results of its operations and its cash flow for the year ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt about the Company's ability to continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations and has a working capital deficit of $6,776,601 and $3,796,695, and accumulated deficit of $66,665,913, and $64,627,455 as of December 31, 2023, and December 31, 2022 respectively. These factors raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

Other Matters

The accompanying consolidated balance sheet of Trutankless, Inc. as of December 31, 2022, the related consolidated statement of operation, stockholders’ deficit, and cash flow for the year ended December 31, 2022, and the related notes were audited by Gries & Associates, LLC.

VICTOR MOKUOLU, CPA PLLC
We have served as the Company’s auditor since 2024.

Houston, Texas

June 26, 2024 PCAOB ID: 6771

TRUTANKLESS, INC

CONSOLIDATED BALANCE SHEETS

	December 31, 2023	December 31, 2022
ASSETS
Current assets
Cash	$21,453	$84,034
Accounts receivable	-	7,219
Prepaid expenses	5,000	-
Inventory	-	117,980
Total current assets	26,453	209,233

Other Assets
Right to use asset	203,477	100,125
Trademarks	11,914	11,914
Other assets	13,947	1,910
Total other assets	229,338	113,949

Total assets	$255,791	$323,182

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable and accrued liabilities	1,470,478	1,062,385
Accounts payable and accrued liabilities - related party	-	164,300
Lease liability	64,199	51,223
Accrued interest payable - related party	368,952	93,069
Royalty liability	417,500	-
Notes payable - related party	241,950	121,450
Notes payable, net of debt discount	1,030,000	684,380
Convertible notes payable, net of debt discount	999,352	1,329,121
Convertible notes payable - related party	2,840,623	500,000
Total current liabilities	7,433,054	4,005,928

Lease liability - long-term	144,702	44,520
Notes payable - long term, net of debt discount	-	70,460
Notes payable - related party, non current	125,000	125,500
Convertible notes payable - related party, non current	-	1,628,930
Total long-term liabilities	269,702	1,869,410

Total liabilities	7,702,756	5,875,338

Commitments and Contingencies (Note 7)	-	-

Stockholders' deficit
Preferred stock, $0.001 par value, 9,990,000 shares authorized
Series B Preferred stock, $0.001 par value, 10,000 shares authorized, 10,000 shares issued and outstanding	10	10
Common stock, $0.001 par value, 150,000,000 shares authorized, 38,773,230 and 20,367,477 shares issued and outstanding as of December 31, 2023 and 2022, respectively	38,773	20,367
Additional paid in capital	57,717,685	54,261,311
Subscriptions payable	1,462,480	4,793,611
Accumulated deficit	(66,665,913)	(64,627,455)
Total stockholders' deficit	(7,446,965)	(5,552,156)

Total liabilities and stockholders' deficit	$255,791	$323,182

See accompanying notes to the consolidated financial statements.

TRUTANKLESS, INC

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended
	December 31, 2023	December 31, 2022

Revenue	3,549	$73,009

Cost of goods sold	-	(22,552)

Gross profit	3,549	50,457

Operating expenses
General and administrative	536,617	3,711,863
Research and development	441,534	246,186
Professional fees	449,566	188,965
Total operating expenses	1,427,717	4,147,014

Loss from operations	(1,424,168)	(4,096,557)

Other income (expenses)
Interest expense	(569,765)	(556,827)
Gain/Loss on change of derivative liability	-	15,845
Loss on forgiveness of debt	(5,757)	-
Settlement expense	(38,768)	-
Loss on extinguishment of notes payable	-	17,973
Total income (expenses)	(614,290)	(523,009)

Net loss before tax provision	(2,038,458)	(4,619,566)
Tax provision	-	-
Net loss from continuing operations	$(2,038,458)	$(4,619,566)
Net loss from discontinued operations before tax provision	-	(26,489)
Tax provision for discontinued operations	-	-
Net loss from discontinued operations	$-	$(26,489)
Net loss	$(2,038,458)	$(4,646,055)

Net loss per common share from continuing operations - basic and diluted	$(0.07)	$(0.23)
Net loss per common share from discontinued operations- basic and diluted	$-	$(0.00)
Net loss per common share - basic and diluted	$(0.07)	$(0.23)

Weighted average number of common shares outstanding - basic and diluted	28,436,063	20,339,391

See accompanying notes to the consolidated financial statements.

TRUTANKLESS, INC

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

					Additional
	Preferred Stock		Common Stock		Paid-in	Subscriptions	Accumulated	Total
	Shares	Amount	Shares	Amount	Capital	Payable	Deficit
Balance, December 31, 2021	10,000	10	20,217,577	20,217	54,170,266	2,288,551	(60,372,841)	(3,893,797)
Stock issued for services	-	-	23,750	24	4,980	2,389,010	-	2,394,014
Shares issued to extend notes	-	-	87,500	88	101,412	116,027	-	217,527
Shares issued for debt discount	-	-	165,216	165	122,982	-	-	123,147
Shares issued for the settlement of accrued expenses	-	-	-	-	-	23	-	23
Spin-off of Notation labs	-	-	-	-	-	-	391,441	391,441
Cancellation of commitment shares	-	-	(126,440)	(126)	(157,924)	-	-	(158,050)
Rounding shares cancellation	-	-	(126)	-	-	-	-	-
Imputed interest	-	-	-	-	19,595	-	-	19,595
Net loss	-	-	-	-	-	-	(4,646,055)	(4,646,055)
Balance, December 31, 2022	10,000	10	20,367,477	20,368	54,261,311	4,793,611	(64,627,455)	(5,552,156)
Stock issued for services	-	-	5,775,000	5,775	2,536,895	(2,535,020)	-	7,650
Shares issued for debt restructuring	-	-	115,973	116	(89)	(27)	-	-
Shares issued to extend notes	-	-	478,300	478	75,865	(33,140)	-	43,203
Shares issued for the settlement of notes payable	-	-	12,036,480	12,036	843,703	(139,724)	-	716,015
Adjustment for change in accounting estimating policy	-	-	-	-	-	(623,220)	-	(623,220)
Net loss	-	-	-	-	-	-	(2,038,458)	(2,038,458)
Balance, December 31, 2023	10,000	10	38,773,230	38,773	57,717,685	1,462,480	(66,665,913)	(7,446,965)

See accompanying notes to the consolidated financial statements.

TRUTANKLESS, INC

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended
	December 31, 2023	December 31, 2022
Cash Flows from Operating Activities
Net loss from continuing operations	$(2,038,458)	$(4,619,566)
Net loss from discontinued operations	$-	$(26,489)
Adjustments to reconcile net loss to net cash used operating activities:
Imputed interest	-	19,595
Shares issued for services	7,650	2,394,014
Adjustment for change in accounting estimation policy	(623,220)	-
Cancellation of commitment shares	-	(158,050)
Shares issued to extend notes	43,203	217,527
Depreciation	102	12,615
Amortization of right-of-use asset	9,806	(6,598)
Amortization of debt discount	32,681	159,383
Changes in assets and liabilities
Accounts receivable	7,219	(1,795)
Inventory	117,980	1,438
Deposits	(12,166)	-
Accounts payable and accrued liabilities	516,288	167,351
Accounts payable and accrued liabilities - related party	122,350	50,250
Interest payable - related party	-	6,526
Operating cash flow used in continued operations	(1,816,625)	(1,783,799)
Operating cash flow used in discontinued operations	-	(31,498)
Net cash used in operating activities	(1,816,625)	(1,815,297)

Cash Flows from Investing Activities:
Net cash used in investing activities	-	-

Cash Flows from Financing Activities:
Proceeds from convertible notes payable	4,000	388,200
Repayments of convertible notes payable	(99,149)	(70,381)
Proceeds from convertible notes payable - related party	1,190,853	1,801,180
Repayment of convertible notes payable - related party	(379,160)	-
Proceeds from notes payable - related party	65,000	30,100
Repayments from notes payable - related party	(70,000)	(44,750)
Proceeds from royalties agreements	417,500	-
Proceeds from notes payable	635,000	-
Repayments from notes payable	(10,000)	(301,904)
Financing cash flows from continued operations	1,754,044	1,802,445
Financing cash flows from discontinued operations	-	37,160
Net cash provided by financing activities	1,754,044	1,839,605

Net decrease in cash	(62,581)	24,308
Cash of continuing operations, beginning of period	84,034	59,726
Cash, end of period	$21,453	$84,034

Supplemental disclosure of cash flow information
Cash paid for interest	$1,468	$213,618
Cash paid for taxes	$-	$-

SUPPLEMENTARY DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Notes and accrued interest settled with stock	$716,015	$18,000

See accompanying notes to the consolidated financial statements.

TRUTANKLESS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023 AND 2022

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

Spinoff - On January 24, 2022, the Company completed the previously announced spin-off of its subsidiary Notation Labs Inc into a stand-alone company. The historical results of Notation Labs Inc that were contributed to Trutankless Inc in the spinoff have been reflected as discontinued operations in our condensed consolidated financial statements through the date of the spinoff and in the prior year periods as the spinoff represents a strategic shift in our business that has a major effect on operations and financial results. As of December 31, 2022, the assets and liabilities associated with these Notation Labs Inc. are classified as assets and liabilities of discontinued operations in the condensed consolidated balance sheet. The disclosures presented in our notes to the consolidated financial statements are presented on a continuing operations basis.

On July 15, 2023, the Company announced its intention to spin-off its wholly-owned subsidiary, Tankless365, Inc. On a date determined by the Board of Directors of the Company, each Shareholder having common stock as of the Distribution Date will be entitled to receive shares of the common stock of Tankless365, Inc. pro rata based on a 4:1 ratio. Subsequent to this announcement, the Company’s management decided that the subsidiary, Tankless 365, Inc. will not be spun-off but will remain as a subsidiary of the Company.

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

Change in accounting policy

During the year ended December 31, 2023, the Company changed its policy regarding unissued stock. Previously, the Company had used a last in, first out method for estimated its stock payable balance. During the year ended December 31, 2023, the Company changed to a first in, first out method for estimating the stock payable balance. This resulted in a credit to general and administrative expenses of $623,220 during the year ended December 31, 2023.

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

TRUTANKLESS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023 AND 2022

Income Taxes

The Company’s calculation of its tax liabilities involves dealing with uncertainties in the application of complex tax laws and regulations in various taxing jurisdictions. The Company recognizes tax liabilities for uncertain tax positions based on management’s estimate of whether it is more likely than not that additional taxes will be required. The Company had no uncertain tax positions as of December 31, 2023 and 2022.

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

The Company includes interest and penalties arising from the underpayment of income taxes in the statements of operation in the provision for income taxes. As of December 31, 2023 and 2022, the Company had no accrued interest or penalties related to uncertain tax positions.

Earnings per share

The Company follows ASC Topic 260 to account for the earnings per share. Basic earnings per common share (“EPS”) calculations are determined by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per common share calculations are determined by dividing net income by the weighted average number of common shares and dilutive common share equivalents outstanding. During periods when common stock equivalents, if any, are anti-dilutive they are not considered in the computation. There are 3,197,045 additional shares issuable in connection with outstanding warrants, stock payable, and convertible debts as of December 31, 2023.

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

Advertising Costs

The Company’s policy regarding advertising is to expense advertising when incurred. The Company incurred advertising expenses of $16,416 and $4,721 during the years ended December 31, 2023 and 2022, respectively.

TRUTANKLESS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023 AND 2022

Research and development costs

The Company charges research and development costs to expense when incurred in accordance with FASB ASC 730, “Research and Development”. These research and development expenses are not related to the patent that the Company has, but are focused on future product developments. Research and development costs were $441,534 and $246,186 for the years ended December 31, 2023 and 2022, respectively.

Inventory

Inventory, including manufacturing cost and shipping are stated at the lower of cost (average cost) or market (net realizable value).

Revenue recognition

Revenue is recognized in accordance with ASC 606. The Company performs the following five steps: (i) identify the contract(s) with a customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations in the contract, and (v) recognize revenue when (or as) the entity satisfies a performance obligation. The Company applies the five-step model to arrangements that meet the definition of a contract under Topic 606, including when it is probable that the entity will collect the consideration it is entitled to in exchange for the goods or services it transfers to the customer. At contract inception, once the contract is determined to be within the scope of Topic 606, the Company evaluates the goods or services promised within each contract related performance obligation and assesses whether each promised good or service is distinct. The Company recognizes as revenue, the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied.

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

TRUTANKLESS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023 AND 2022

(AUDITED)

The reported fair values for financial instruments that use Level 2 and Level 3 inputs to determine fair value are based on a variety of factors and assumptions. Accordingly, certain fair values may not represent actual values of the Company’s financial instruments that could have been realized as December 31, 2023 or that will be recognized in the future, and do not include expenses that could be incurred in an actual settlement. The carrying amounts of the Company’s financial assets and liabilities, such as cash, accounts receivable, receivables from related parties, prepaid expenses and other, accounts payable, accrued liabilities, and related party and third-party notes payables approximate fair value due to their relatively short maturities. The Company’s notes payable to related parties approximates the fair value of such instrument based upon management’s best estimate of terms that would be available to the Company for similar financial arrangements at December 31, 2023 and 2022.

Recent Accounting Pronouncements

From time to time, new accounting pronouncements are issued by FASB that are adopted by the Company as of the specified effective date. If not discussed, management believes that the impact of recently issued standards, which are not yet effective, will not have a material impact on the Company’s financial statements upon adoption, except as noted below.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments on October 1, 2020 (“ASU 2016-13”). ASU 2016-13 requires entities to use a new forward-looking “expected loss” model that reflects expected credit losses, including credit losses related to trade receivables, and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates, which generally will result in the earlier recognition of allowances for losses. The Company adopted the ASU effective October 1, 2023, and the adoption of the new standard did not have a material impact on the Company's results of operations or cash flows.

In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, which requires contract assets and contract liabilities acquired in a business combination to be recognized and measured by the acquirer on the acquisition date in accordance with ASC 606, Revenue from Contracts with Customers, as if it had originated the contracts. Under the current business combinations guidance, such assets and liabilities are recognized by the acquirer at fair value on the acquisition date. The Company adopted the provisions of the accounting pronouncement as of October 1, 2023 and the new standard did not have an impact on the Company's consolidated financial statements in the first quarter ended December 31, 2023.

In November 2023, the FASB issued ASU 2023-07, Improvements to Disclosures About Reportable Segments, which requires enhanced disclosures about significant segment expenses. In addition, the amendments enhance interim disclosure requirements, clarify circumstances in which an entity can disclose multiple segment measures of profit or loss, provide new segment disclosure requirements for entities with a single reportable segment, and contain other disclosure requirements. The new guidance is effective for all public entities for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company is currently evaluating the impact of the adoption of ASU 2020-01 on its consolidated financial statements.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures ("ASU 2023-09"), to require disaggregated information about a reporting entity’s effective tax rate reconciliation, as well as information on income taxes paid. The new requirements should be applied on a prospective basis with an option to apply them retrospectively. ASU 2023-09 will be effective for annual periods beginning after December 15, 2024, with early adoption permitted. The Company is evaluating the impact this ASU will have on its consolidated financial statements and related disclosures.

NOTE 2 - GOING CONCERN

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.

Management evaluated all relevant conditions and events that are reasonably known or reasonably knowable, in the aggregate, as of the date the consolidated financial statements are issued and determined that substantial doubt exists about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent on the Company’s ability to generate revenues and raise capital. The Company has not generated sufficient revenues from product sales to provide sufficient cash flows to enable the Company to finance its operations internally. As of December 31, 2023 and 2022, the Company had $21,453 and $84,034 cash on hand, respectively. At December 31, 2023 and 2022, the Company has a working capital deficit of $6,776,601 and $3,796,695, respectively. At December 31, 2023 and 2022, the Company has an accumulated deficit of $66,665,913 and 64,627,455, respectively. For the years ended December 31, 2023 and 2022, the Company had a net loss of $2,038,458 and $4,646,055 and cash used in operations of $1,816,625 and $1,815,297, respectively. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year from the date of filing.

TRUTANKLESS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023 AND 2022

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

NOTE 3 - INVENTORY

Inventories consist of the following at:

	December 31, 2023	December 31, 2022
Finished goods	-	117,980
Total	$-	$117,980

The Company’s outsourced manufacturer was located in China. During Covid 19, this company was forced to shut-down. The Company has not been able to begin manufacturing its products since that time. The Company decided to move manufacturing to another company, but also has chosen to complete development of its new generation of products before beginning production. The Company sold the last of its products in early 2023. The Company plans to begin manufacturing new products through a new manufacturer in the first half of 2024.

NOTE 4 - ACCOUNTS RECEIVABLE, NET

Accounts receivable consist of the following at:

	December 31, 2023	December 31, 2022
Accounts receivable	186,750	186,600
Allowance for doubtful accounts	(186,750)	(179,381)
Total	$-	$7,219

NOTE 5 – ROYALTY LIABILITIES

In November and December 2023, the Company issued 15 royalty agreements to investors for a total of $417,500. These agreements require the Company to pay up to $50 per unit sold in royalties to these investors based on their investment amounts. The royalty obligation shall commence upon the 500th unit that is produced and sold and continue for 6 (six) calendar years from the anniversary date of the receipt of the first royalty payment. As of December 31, 2023, the Company had not produced any units relating to these royalty agreements, thus there is no royalty obligation accumulated.

NOTE 6 - RELATED PARTY

Accounts payable and accrued liabilities – related party

As of December 31, 2023 and 2022 the Company had received advances from a related party of $31,000 and $23,500, respectively.

TRUTANKLESS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023 AND 2022

Notes payable - related party consist of the following at:

	December 31, 2023	December 31, 2022
Note payable, secured, 5% interest, due on demand	$19,450	$19,450
Note payable, secured, 12% interest, due April 26, 2024	60,000	125,500
Note payable, secured, 12% interest, due April 30, 2024	122,500	102,000
Note payable, secured, 12% interest, due August 31, 2025	125,000	125,000
Note payable, secured, 18% interest, due July 25, 2024	40,000	-
Total Notes Payable - related party	$366,950	$371,950
Less unamortized debt discounts	-	-
Total Notes Payable	366,950	371,950
Less current portion	(241,950)	(246,450)
Total Notes Payable - long term	$125,000	$125,500

During the year ending December 31, 2023 the Company received $25,000 under a note payable from a director of the Company and made repayment of $25,000 under the same note. As of December 31, 2023 and 2022, the Company had one note payable due to a director of the Company in the amount of $19,450 and $19,450, respectively. The note has an interest rate of 5% and is due on demand.

As of December 31, 2023 and 2022, the Company had one note payable due to an officer of the Company in the amount of $60,000 and $125,500, respectively. As of the period ended December 31, 2023, the Company has received advances under the note of $125,500 and made repayment of $65,500. The note has an interest rate of 12% and is due April 26, 2024.

On April 30, 2021, the Company entered into a $150,000, 12% grid note payable with a Company controlled by the CEO that is due upon demand but no later than April 30, 2022. As of December 31, 2023 and 2022, the Company has received advances under the note of $20,500 and $102,000 and made repayment of $0 and $0, respectively. As of December 31, 2023 and 2022, the notes had balances of $122,500 and $102,000 respectively and is due April 30, 2024.

On January 8, 2021, the Company entered into a $125,000, 30% note payable due on June 8, 2021. Under the note the Company must make interest only payments of $3,125 starting on February 10, 2021 and continuing through maturity. On December 31, 2022, the noteholder extended the due date to June 8, 2022 for $1,250. On September 1, 2023, the noteholder sold the ownership of the note to an entity under common ownership of a related party who concurrently amended the terms of the note with the Company to accrue interest and to extend the maturity date of the note to August 31, 2025. This assignment makes this a related party note and has been disclosed in the related party note versus the Note 7 - notes payable below.

As of December 31, 2023 and 2022 the balance of the note was $125,000 and $125,000, respectively.

On July 23, 2023, the Company entered into a $40,000, 12% note payable with an entity under common control of a related party on July 22, 2024.

Interest expense associated with the related party notes for the years ended December 31, 2023 and 2022 was $66,100 and $30,456 respectively.

Convertible notes payable - related party consist of the following at:

	December 31, 2023	December 31, 2022
Convertible note payable, 8% interest, due December 2024	$2,205,623	$1,628,930
Convertible note payable, 12% interest, due December 2023	400,000	400,000
Convertible note payable, 12% interest, due July 2023	-	100,000
Convertible note payable, 12% interest, due December 2024	150,000
Convertible note payable, 12% interest, due December 2024	85,000
Total Notes Payable - related party	$2,840,623	$2,128,930
Less unamortized debt discounts	-	-
Total Notes Payable	2,840,623	2,128,930
Less current portion	(2,840,623)	(500,000)
Total Notes Payable - long term	$-	$1,628,930

On September 1, 2022, the Company entered into a $2,500,000 8% convertible grid note with Notation Labs, Inc, a company commonly controlled by a director of the Company. The note is due on December 31, 2024 and is convertible at a rate of $0.80 per share (post-split). During the year ending December 31, 2023 and 2022, the Company received $1,190,853 and $1,628,930 in net advances from the note and made payments of $479,160 and $0 on the note, respectively. As of December 31, 2023 and 2022 the balance of the note was $2,205,623 and $1,628,930, respectively.

TRUTANKLESS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023 AND 2022

On July 26, 2022, the Company issued a $400,000 12% convertible promissory note to a company commonly controlled by a director of the Company. The note is due on December 15, 2023 and is convertible into shares of the Company’s common stock at a rate of $0.08 per share. As of December 31, 2023 and 2022 the balance of the note was $400,000 and $0, respectively.

On July 26, 2022, the Company issued a $100,000 12% convertible promissory note to a company commonly controlled by a director of the Company. The note is due on July 1, 2023 and is convertible into shares of the Company’s common stock at a rate of $0.02 per share. On July 24, 2023, the Company paid this note off in full. As of December 31, 2023 and 2022 the balance of the note was $0 and $100,000, respectively.

On June 15, 2023, the Company issued a $150,000 12% convertible promissory note to a company commonly controlled by a shareholder of the Company. The note is due on December 31, 2024 and is convertible into shares of the Company’s common stock at a rate of $0.02 per share. As of December 31, 2023, the balance of the note was $150,000.

On July 25, 2023, the Company issued a $85,000 12% convertible promissory note to a company commonly controlled by a shareholder of the Company. The note is due on December 31, 2024 and is convertible into shares of the Company’s common stock at a rate of $0.02 per share. As of December 31, 2023, the balance of the note was $85,000.

Interest expense on all of the above convertible notes for the years ended December 31, 2023 and 2022 was $251,463 and $7,956, respectively.

NOTE 7 - NOTES PAYABLE

Notes payable consist of the following at:

	December 31, 2023	December 31, 2022
Note payable, secured, 12% interest, due June 2024	$-	$70,920
Note payable, secured, 12% interest, due June 2024	300,000	300,000
Notes payable, secured, 12% interest, due April 2022	95,000	95,000
Notes payable, secured, 12% interest, due December 2023	10,000	10,000
Notes payable, unsecured, 8% interest, due on demand	-	13,000
Notes payable, secured, 12% interest, due June 2024	-	140,920
Notes payable, 12% interest, due starting August 2024	625,000	-
Total notes Payable	$1,030,000	$629,840

Less unamortized debt discounts	-	-
Total Notes Payable	1,030,000	629,840
Less current portion	(1,030,000)	(559,380)
Total Notes Payable - long term	$-	$70,460

TRUTANKLESS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023 AND 2022

On September 11, 2020, the Company issued $160,000 of principal amount of 12% secured convertible promissory notes and warrants to purchase common stock. On January 30, 2019, the Company issued a $100,000 12% promissory note. The note was due on December 31, 2019. On January 1, 2020, the Company entered into an agreement to consolidate the above two notes payable dated September 11, 2018 and January 30, 2019 into one $260,000, 12% note due September 1, 2022. As consideration the Company issued the note holder 175,000 shares of common stock valued at $61,250, which was recognized as a financing cost. The Company evaluated the modification under ASC 470-50 and determined that the modifications were considered substantial and qualified for extinguishment accounting under such guidance. As such, the Company recorded a loss on extinguishment of debt of $61,250 associated with the excess reacquisition cost of the new debt over the carrying value of the original debt. On May 1, 2022, for the issuance of 25,000 shares valued at $29,000 on the date of commitment, the loan was further extended to September 1, 2024. During the year  ended December 31, 2023, the Company converted the balance of the note and accrued interest into 414,120 shares of common stock valued at $62,118. As of December 31, 2023 and December 31, 2022, the balance of the note was $0 and $70,920, respectively.

On January 1, 2020, the Company entered into an agreement to consolidate three notes payable above dated September 2, 2016 and February 2, 2018 into one $300,000, 12% note due September 1, 2021. As consideration the Company issued the note holder 175,000 shares of common stock valued at $61,250 which was recorded as financing expense. On May 1, 2022, for the issuance of 25,000 shares valued at $29,000 on the date of commitment, the loan was further extended to September 1, 2024. The Company evaluated the modification under ASC 470-50 and determined that the modifications were considered substantial and qualified for extinguishment accounting under such guidance. As such the Company recorded a loss on extinguishment of debt of $61,250 associated with the excess reacquisition cost of the new debt over the carrying value of the original debt. As of December 31, 2023 and December 31, 2022 the balance of the note was $300,000 and $300,000, respectively.

TRUTANKLESS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023 AND 2022

On April 26, 2021, the Company entered into a $95,000, 12% note payable due on April 26, 2022. As of  December 31, 2023, and December 31, 2022 the balance of the note was $95,000 and $95,000, respectively.

On August 18, 2021, the Company entered into a $10,000, 12% note payable due on August 18, 2022. On April 10, 2022 the note was amended to have a due date of December 7, 2023. As of December 31, 2023 and 2022 the balance of the note was $10,000 and $10,000, respectively.

On May 12, 2021, the Company entered into a $103,000, 24% note payable due on September 12, 2021.

On July 12, 2021, the Company entered into a $98,000, 12% note payable due on November 12, 2021.

On November 12, 2021, the Company entered into an agreement to consolidate the two notes payable above dated May 12, 2021 and July 12, 2021 into one $201,000, 12% note due December 15, 2023. As consideration the Company issued the note holder 100,000 shares of common stock valued at $125,000 which was recorded as financing expense. The Company evaluated the modification under ASC 470-50 and determined that the modifications were considered substantial and qualified for extinguishment accounting under such guidance. As such the Company recorded a gain on extinguishment of debt of $15,643 associated with the deficit reacquisition cost of the new debt over the carrying value of the original debt. On May 1, 2022, for the issuance of 100,000 shares valued at $87,000 on the date of commitment, the loan was further extended to September 1, 2024. During the year ended December 31, 2023, the Company converted the balance of the note and accrued interest into 1,230,911 shares of common stock valued at $184,636. As of December 31, 2023 and 2022, the balance of the note was $0 and $201,000, respectively.

On November 4, 2021, the Company entered into a $25,000, 0% note payable due on demand. The note was repaid during the year ended December 31, 2023. As of December 31, 2023, and 2022, the balance of the note was $0 and $13,000, respectively.

On August 3, 2023 the Company’s wholly owned subsidiary initiated an offering of 12% Notes with maturity dates starting on August 3, 2024. As of December 31, 2023, the Company has raised $625,000 under the offering.

Interest expense including amortization of the associated debt discount for the year ended December 31, 2023 and 2022 was $143,417 and $129,952, respectively.

Convertible notes payable, net of debt discount consist of the following:

	December 31,	December 31,
	2023	2022
Convertible note payable, secured, 12% interest, due August 31, 2019, in default	50,000	50,000
Convertible note payable, secured, 12% interest, due May 2, 2024	-	100,000
Convertible note payable, secured, 10% interest, due February 2024	45,000	45,000
Convertible note payable, secured, 10% interest, due May 22, 2020, in default	-	5,000
Convertible note payable, secured, 12% interest, due Feb 15, 2024	75,000	75,000
Convertible notes payable, secured, 4% interest, due October 14, 2020, in default	75,000	75,000
Convertible note payable ,12% interest, due May 2020, in default	108,500	162,750
Convertible note payable, secured, 10% interest, due May 1, 2024	350,000	350,000
Convertible note payable, secured, 12% interest, due February 8, 2024	-	100,000
Convertible notes payable, secured, 4% interest, due March 3, 2021, in default	25,000	25,000
Convertible notes payable, secured, 10% interest, due December 2021, in default	-	10,000
Convertible notes payable, 8% interest, due December 2023	295,000	355,000
Convertible notes payable, 8% interest, due July 2023	-	38,200
Total notes payable	1,023,500	1,390,950

Less unamortized discounts	(24,148)	(56,829)
Total convertible notes payable, net	$999,352	$1,334,121
Less current portion	(999,352)	(1,334,121)

Convertible notes payable, net - Long-term	$-	$-

TRUTANKLESS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023 AND 2022

On September 2, 2016, the Company issued $50,000 of principal amount of 12% secured convertible promissory notes and 6,250 warrants to purchase common stock (post-split). The note was due on August 31, 2018, was later extended to August 31, 2019, bears interest of twelve percent (12%) and is currently in default. The outstanding principal amounts and accrued but unpaid interest of the notes is convertible at any time at the option of the holder into common stock at a conversion price of $8.00 per share (post-split). The notes were issued with warrants to purchase up to 6,250 shares of the Company’s common stock at an exercise price of $12 per share (post-split). As of December 31, 2023 and 2022 the balance of the note was $50,000 and $50,000, respectively.

On May 2, 2017, the Company issued $100,000 of principal amount of 10% secured convertible promissory notes and 20,000 warrants to purchase common stock. The note was due on May 2, 2020 and is secured by the Company’s accounts receivable and inventory and on August 1, 2020, for the issuance of $6,250 shares (post-split) valued at $10,000 based on market value of the shares of $1.6 (post-split) on the date of issuance, was further extended to February 1, 2021, and was again extended on April 20, 2021 to May 2, 2022 for the 12,500 shares (post-split) valued at $17,000, which is included in stock payable. On May 1, 2022, for the issuance of 12,500 shares valued at $14,500 on the date of commitment, the loan was further extended to May 1, 2023.  The outstanding principal amounts and accrued but unpaid interest of the notes is convertible at any time at the option of the holder into common stock at a conversion price of $4 per share (post-split). The notes were issued with warrants to purchase up to 10,000 shares of the Company’s common stock at an exercise price of $8.00 per share (post-split). On May 2, 2023 the noteholder agreed to extend the maturity date of the note to May 2, 2024. As consideration for the extension, the Company agreed to increase the interest rate to 12% and to issue the noteholder 12,500 shares of common stock. As of December 31, 2023, the shares have not been issued. During the year ended December 31, 2023, the Company converted the balance of the note and accrued interest into 1,200,954 shares of common stock valued at $180,143. As of December 31, 2023 and 2022 the balance of the note was $0 and $100,000, respectively.

On May 2, 2017, the Company issued $50,000 of principal amount of 10% secured convertible promissory notes and 10,000 warrants to purchase common stock. The note was due on May 2, 2020 and is secured by the Company’s accounts receivable and inventory. On April 22, 2020, the note was extended to May 2, 2021. The outstanding principal amounts and accrued but unpaid interest of the notes is convertible at any time at the option of the holder into common stock at a conversion price of $4 per share (post-split). The notes were issued with warrants to purchase up to 1,250 shares (post-split) of the Company’s common stock at an exercise price of $8.00 per share (post-split). One December 31, 2021 the note was amended to cease accruing interest as of May 1,2022 and the due date of the note was amended to April 1, 2023 and on February 8, 2023 the note was extended to February 8, 2024. As of December 31, 2023 and 2022, the balance of the note was $45,000 and $45,000, respectively.

On May 22, 2017, the Company issued $5,000 of principal amount of 10% secured convertible promissory notes and 125 warrants (post-split) to purchase common stock at an exercise price of $8 (post-split). The note was due on May 22, 2020 and is currently in default secured by the Company’s accounts receivable and inventory. The outstanding principal amounts and accrued but unpaid interest of the notes is convertible at any time at the option of the holder into common stock at a conversion price of $0.50 per share. The notes were issued with warrants to purchase up to 125 shares of the Company’s common stock at an exercise price of $8.00 per share (post-split). During the year ended December 31, 2023, the note was paid in full.

On February 15, 2018, the Company issued a $75,000 12% secured convertible promissory note. The note was due on February 24, 2020 and is secured by the Company’s accounts receivable and inventory. On April 22, 2020, the due date of the note was extended to February 15, 2021 for the issuance of 6,250 shares of common stock (post-split) valued at $8,995 and is currently in default. On February 22, 2022 the due date of the note was further extended to February 15, 2024. As of December 31, 2023 and 2022, the balance of the note was $75,000 and $75,000, respectively.

TRUTANKLESS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023 AND 2022

On February 8, 2019, the Company issued a $50,000 10% convertible note. The note was due on February 8, 2020 and is currently in default. As an incentive to enter into the agreement, the noteholder was also granted 7,500 shares valued at $30,000, which was recognized as a debt discount. As of December 31, 2023 and 2022, the balance of the note was $50,000 and $50,000, respectively.

On February 19, 2019, the Company issued a $25,000 4% convertible note. The note was due on August 19, 2019 and is convertible at a rate of $4 per share (post-split). On February 14, 2019, the noteholder agreed to extend the note through October 14, 2020. As an incentive to enter into the agreement, the noteholder was also granted 625 shares (post-split) valued at $2,500, which was recognized as a debt discount. As of December 31, 2021, the shares have not been issued and were included in stock payable. As of December 31, 2023, the note was shown net of unamortized discount of $0. As of December 31, 2023 and 2022, the balance of the note was $25,000 and $25,000, respectively.

On November 19, 2019, the Company entered in to a $281,000 convertible note payable, including an original issue discount of $28,100 convertible promissory note pursuant to which $150,000 was borrowed, including a $18,500 discount during the year ended December 31, 2019. Interest under the convertible promissory note is 12% per annum, and the principal and all accrued but unpaid interest is due 180 days from funding, which has July 19, 2020 for the first tranche. On May 20, 2020, the noteholder agreed to extend the due date of the first tranche of funding until July 19, 2020 and is currently past due. The note is convertible at the lesser of (i) 70% multiplied by the lowest Trading Price during the previous twenty-five (25) trading day period ending on the latest complete Trading Day prior to the date of the note and 70% of the market price with a floor of $0.01. As an incentive to enter into the agreement, the noteholder was also granted 53,375 shares (post-split) valued at $175,070 As of December 31, 2023 and 2022, the balance of the note was $108,500 and $162,750, respectively.

On May 5, 2020, the Company issued a $350,000 10% convertible note. The note is due on May 1, 2021 and is convertible at a rate of $1 per share (post-split). As an incentive to enter into the agreement the noteholder was also granted 187,500 shares (post-split) valued at $207,000, which was recognized as a debt discount. On April 21, 2021, the noteholder agreed to extend the note through May 1, 2022. As an incentive to enter into the agreement, the noteholder was also granted 12,500 shares (post-split) valued at $20,000, which was recognized as financing expense. On May 1, 2022, for the issuance of 75,000 shares valued at $87,000 on the date of commitment, the loan was further extended to May 1, 2024. As of December 31, 2023 and 2022, the balance of the note was $350,000 and $350,000, respectively.

On February 8, 2021, the Company entered into an agreement to consolidate two notes payable above dated September 17, 2018 and February 8, 2019 into one $100,000, 12% note due February 8, 2022. The note is convertible into shares of common stock at a conversion price of $0.80 per share (post-split). As consideration the Company issued the note holder 12,500 shares of common stock (post-split) valued at $20,000 which was recorded as financing expense. As of the December 31, 2021, the shares were not issued and included in stock payable. The Company evaluated the modification under ASC 470-50 and determined that the modifications were considered substantial and qualified for extinguishment accounting under such guidance. As such the Company recorded a loss on extinguishment of debt of $20,000 associated with the excess reacquisition cost of the new debt over the carrying value of the original debt. During the year ended December 31, 2023, the Company converted the balance of the note and accrued interest into 824,676 shares of common stock valued at $123,701.  As of December 31, 2023 and 2022, the balance of the note was $0 and $100,000, respectively.

On March 3, 2021, the Company issued a $25,000 4% convertible note. The note is due on March 3, 2022 and is convertible at a rate of $0.80 per share (post-split). As of December 31, 2023 and 2022, the balance of the note was $25,000 and $25,000, respectively.

TRUTANKLESS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023 AND 2022

On February 22, 2022 the Company entered into a $385,000, 12% note payable due on February 22, 2023. The note is convertible upon default at the higher of the closing price of the common stock on the closing date, or par value. As an inducement to enter into the agreement the Company also granted the noteholder 165,216 shares of common stock (post-split). The issuance of the note and shares resulted in a total debt discount of $158,147, with $123,147 attributable to the shares. On February 8, 2023, the note was extended to December 31, 2023. During the year ended December 31, 2023, the Company made principal payments totaling $60,000. As of December 31, 2023 and 2022, the balance of the note was $295,000 and $355,000.

On July 18, 2022, the Company entered into a $150,000 8% convertible grid note. The note is due on July 18, 2023 and is convertible at a rate of $0.80 per share (post-split). During the year ending December 31, 2023, the Company received $4,000 in advances from the note. During the year ended December 31, 2023, the Company converted the balance of the note and accrued interest into 2,254,986 shares of common stock valued at $45,100. As of December 31, 2023 and December 31, 2022, the balance of the note was $0 and $38,200, respectively.

Interest expense including financing cost and amortization of the associated debt discount on all of the above convertible notes for the year ended December 31, 2023 and 2022 was $115,506 and $251,463, respectively.

NOTE 8 - COMMITMENTS AND CONTINGENCIES

Operating Lease Agreements

In accordance with ASC 842, the Company determines whether or not a contract contains a lease based on whether or not it provides the Company with the use of a specifically identified asset for a period of time, as well as both the right to direct the use of that asset and receive the significant economic benefits of the asset. The Company elected the transition relief package of practical expedients, and as a result, we did not assess 1) whether existing or expired contracts contain embedded leases, 2) lease classification for any existing or expired leases, and 3) whether lease origination costs qualified as initial direct costs. We elected the short-term lease practical expedient by establishing an accounting policy to exclude leases with a term of 12 months or less.

During 2018, the Company executed a lease agreement. The lease term is 39 months at a rate of $1,680 per month with 3% increases beginning January 1, 2021 and rent commencing on January 1, 2019. The Company was required to pay a $1,781 security deposit. During the year ending December 31, 2022 the Company agreed to renew the lease through December 31, 2025.

In January 2023, the Company executed a lease agreement. The lease term is 40 months at a rate of $5,624 per month and rent commencing on September 1, 2023. The Company was required to pay a $12,166 security deposit.

In early 2022, the Company spun-off a wholly owned subsidiary, Notation Labs, Inc. (“Notation Labs”). Notation Labs and the Company have continued to share office and warehouse spaces. The agreement is that Notation Labs pays portions of the leases based on agreements between the two companies for usage and other factors. Notation Labs paid $82,324 of the lease liabilities in 2023. The Company does not recognize rent expense on this amount nor is it required to repay Notation Labs.

The discount rate utilized for classification and measurement purposes as of the inception date of the lease is based on the Company’s collateralized incremental interest rate to borrow of 12%, as the rate implicit in the lease is not determinable.

TRUTANKLESS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023 AND 2022

Undiscounted Cash Flows

As of December 31, 2023, the right of use asset and lease liability were shown on the consolidated balance sheet at $203,477 and $208,901, respectively. The table below reconciles the fixed component of the undiscounted cash flows and the total remaining years to the operating lease liability recorded on the consolidated balance sheet as of December, 2023:

Amounts due as of December 31, 2023	Operating Leases
2024	84,726
2025	87,655
2026	72,998
Total minimum lease payments	$245,379
Less: effect of discounting	(36,478)
Present value of future minimum lease payments	$208,901
Less: current obligations under leases	(64,199)
Long-term lease obligations	$144,702

Legal Matter

On July 6, 2020, we received a letter from the staff of the Division of Enforcement of the Securities and Exchange Commission (the “Staff”) that indicated the Company may have violated certain rules and regulations regarding a late filing notification filed by the Company and that the Staff is conducting an informal inquiry into the matter. On April 29, 2021, the Company agreed to pay civil penalties of $25,000 to the Securities and Exchange Commission in settlement of the matter. Payment shall be made in the following four installments: (1) $5,000 within 14 days of entry of the order; (2) $7,500 within 180 days of entry of the order; (3) $6,250 within 270 days of entry of the order; and (4) $6,250 within 360 days of entry of the order. As of December 31, 2023 $20,000 remained due.

On April 6, 2023, the Company was served a Summons for an Amended Complaint filed in the state of Florida with claims for Strict Liability, Negligence and Breach of Implied Warranty. The complaint, filed by an insurance company, stems from its payments for claims filed by a policy holder on two separate occasions. The first insurance claim payment was due to a leak caused by improper installation in which the contractor failed to meet local codes. The second insurance claim payment followed the contractor’s failure to properly repair the improper installation. The complaint states that the contractor failed to follow basic installation guidelines supplied with the product in either incident, resulting in damages. On June 8, 2023, the Court of Duval County, FL entered a default judgement for $38,768. As of December 31, 2023, the Company has not paid any of this balance.

NOTE 9 - STOCK WARRANTS

The following is a summary of stock warrants activity during the period ended December 31, 2023

	Number of Shares	Weighted Average Exercise Price
Balance, December 31, 2022	2,510,485	$1.85
Warrants granted and assumed	-	-
Warrants expired	(1,193,099)	1.00
Warrants canceled	-	-
Warrants exercised	-	-
Balance outstanding and exercisable, December 31, 2023	1,317,386	$0.20

TRUTANKLESS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023 AND 2022

NOTE 10 - INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company recorded the valuation allowance due to the uncertainty of future realization of federal and state net operating loss carryforwards. The deferred income tax assets are comprised of the following at December 31, 2023 and 2022:

	2023	2022
Deferred income tax assets:	$13,999,842	$13,342,160
Valuation allowance	(13,999,842)	(13,342,160)
Net deferred tax asset	$-	$-

Reconciliation between the statutory rate and the effective tax rate is as follows at December 31, 2023 and 2022:

	2023	2022
Effective Tax Rate Reconciliation:
Federal statutory tax rate	21.0%	21.0%
State taxes, net of federal benefit	0.0%	0.0%
Change in valuation allowance	(21.0)%	(21.0)%
Effective tax rate	0.0%	0.0%

As of December 31, 2022, the Company had net operating loss carryforwards of approximately $66,665,913 and net operating loss carryforwards expire in 2024 through 2031. The current year’s net operating loss will carryforward indefinitely, limited to 80% of the current year taxable income. The deferred income tax asset is derived by taking the net operating loss carryforward of $66,665,913 times the 21% effective tax rate totaling $13,999,842.

The current income tax benefit of $428,076 generated for the year ended December 31, 2023 was offset by an equal increase in the valuation allowance. The valuation allowance was increased due to uncertainties as to the Company’s ability to generate sufficient taxable income to utilize the net operating loss carryforwards which is the only significant component of deferred taxes.

The Company recognizes interest and penalties related to uncertain tax positions in general and administrative expense. As of December 31, 2023 and 2022 the Company has no unrecognized uncertain tax positions, including interest and penalties.

NOTE 11 - STOCKHOLDERS’ EQUITY

The Company is authorized to issue 10,000,000 shares of it $0.001 par value preferred stock and 100,000,000 shares of its $0.001 par value common stock. On October 26, 2020, the Board of Directors (the Board), authorized the Company to amend the Articles of Incorporation of the Corporation to increase the authorized capital stock of the Corporation to 1,010,000,000 shares, of which 1,000,000,000 shall be authorized as common shares and 10,000,000 shall be authorized as preferred shares. Additionally, the Board authorized the execution of a reverse split of the issued and outstanding shares of the Corporation’s common stock at a ratio of up to one post-split share per twenty-five pre-split shares (1:25) at a time and exact ratio amount the Board of Directors deems appropriate. On May 25, 2021, with an effective date of May 25, 2021, the Company filed with the Secretary of State of the State of Nevada, a Certificate of Amendment to the Articles of Incorporation to decrease the Company’s authorized shares of common stock from 1,000,000,000 to 150,000,000 shares. On September 27, 2021, FINRA approved a 1-for-8 reverse stock split of the Company’s common stock that was approved by the Company’s Board of Directors. The Company’s equity transactions have been retroactively restated to reflect the effect of the stock split.

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

TRUTANKLESS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023 AND 2022

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

On August 16, 2023, the Company issued 824,676 shares of the Company’s common stock valued at $100,000 to settle debt.

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

TRUTANKLESS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023 AND 2022

NOTE 12 - SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date the financial statements were issued. The Company has determined that there are no other such events that warrant disclosure or recognition in the financial statements other than as set forth below.

On January 18, 2024, the Company issued 1,050,000 shares pursuant to amendments to a related party promissory note which were made on October 20, 2021

On January 25, 2024, the Company entered into a note agreement for $125,000 for a 12-month period and interest rate of 18%.

On March 15, 2024, the Company issued 3,000,000 shares for a notice of conversion of a promissory note dated January 19, 2024.

On March 15, 2024, the Company issued 750,000 shares for services.

On March 25, 2024, the Company settled a certain $385,000 convertible note and accrued interest dated February 22, 2022 for $250,000.

On April 4, 2024, the Company entered into a note agreement for $100,000 for a 12-month period and interest rate of 18%.

On April 5, 2024, the Company issued 36,893,398 shares to convert certain related party convertible notes dated July 26, 2022, June 15, 2023 and July 25, 2023.

On April 11, 2024, the Company issued 3,857,143 shares pursuant to a promissory note amendment and conversion dated April 3, 2023.

On April 11, 2024 the Company issued 1,000,000 shares for services.

On April 22, 2024, the Company entered into a consulting agreement with an individual for a six-month period. As compensation, the Company will issue 300,000 shares of common stock to Mr. Jacques immediately upon signing the agreement. The accounting is still being evaluated for this issuance.

On April 23, 2024, the Company entered into a convertible note agreement for $150,000 for a 24-month period and interest rate of 12% and is convertible at $0.10 per share.

On May 7, 2024, the Company issued 100,000 shares of common stock valued at $47,835, which was recorded in the prior year in Stock payable as an incentive to enter into a certain note payable.

On May 9, 2024, the Company issued 7,002,740 shares of common stock for the conversion of $350,000 in principal and $140,192 in accrued interest on a convertible note.

On May 14, 2024, the Company entered into a convertible note agreement for $25,000 for a 12-month period and interest rate of 12% and is convertible at $0.15 per share.

On May 30, 2024, the Company entered into a convertible note agreement for $100,000 for a 24-month period and interest rate of 12% and is convertible at $0.15 per share.

