Form 10-Q
period 2024-06-30
Trutankless, Inc.
filed 2024-08-20
CIK 1429393

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

The number of shares of Common Stock, $0.001 par value, outstanding on August 19, 2024, was 101,626,511 shares.

TRUTANKLESS, INC.

QUARTERLY PERIOD ENDED MARCH 31, 2024

 TRUTANKLESS, INC

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2024	December 31, 2023
	(Unaudited)
ASSETS
Current assets
Cash	$584	$21,453
Prepaid expenses	476,359	5,000
Total current assets	476,943	26,453

Other assets
Right-to-use asset	165,341	203,477
Trademarks	11,914	11,914
Other assets	13,947	13,947
Total other assets	191,202	229,338
Total assets	$668,145	$255,791

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable and accrued liabilities	$1,058,428	$956,240
Advances payable - related parties	31,000	31,000
Lease liability	70,882	64,199
Accrued interest payable	322,776	483,238
Accrued interest payable - related parties	457,524	368,952
Royalty liabilities payable	527,500	417,500
Notes payable, net of discounts	780,000	1,030,000
Notes payable, net of discounts - related parties	119,450	241,950
Convertible notes payable, net of discounts	413,500	999,352
Convertible notes payable, net of discounts - related parties	2,549,023	2,840,623
Total current liabilities	6,330,083	7,433,054

Long-term liabilities
Lease liability - long-term	98,370	144,702
Notes payable - net of discounts and current portion - related parties	247,500	125,000
Convertible notes payable, net of discounts and current portion	250,000	-
Total long-term liabilities	595,870	269,702
Total liabilities	6,925,953	7,702,756

Commitments and contingencies (Note 7)	-	-

Stockholders' deficit
Preferred stock, $0.001 par value, 9,990,000 shares authorized
Preferred stock - Series B, $0.001 par value, 10,000 shares authorized, 10,000 shares issued and outstanding	10	10
Common stock, $0.001 par value, 150,000,000 shares authorized, 93,326,511 and 38,773,230 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	93,326	38,773
Additional paid in capital	61,800,542	57,717,685
Subscriptions payable	2,980	1,462,480
Accumulated deficit	(68,154,666)	(66,665,913)
Total stockholders' deficit	(6,257,808)	(7,446,965)
Total liabilities and stockholders' deficit	$668,145	$255,791

See accompanying notes to the unaudited condensed consolidated financial statements.

TRUTANKLESS, INC

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Net sales	$11,584	$180	$11,584	$765
Cost of sales	-	-	-	-
Gross profit	11,584	180	11,584	765

Operating expenses
General and administrative expenses	537,175	246,502	841,986	734,126
Research and development	241,931	41,228	419,557	98,179
Professional fees	7,500	18,704	35,065	43,499
Total operating expenses	786,606	306,434	1,296,608	875,804
Operating loss	(775,022)	(306,254)	(1,285,024)	(875,039)

Other income (expense)
Other income	73	-	73	-
Loss on extinguishment of debt	(166,800)	-	109,990	-
Interest expense	(141,852)	(198,002)	(313,792)	(351,298)
Total other income (expense)	(308,579)	(198,002)	(203,729)	(351,298)
Net loss	$(1,083,601)	$(504,256)	$(1,488,753)	$(1,226,337)

Net loss per share - basic and diluted	$(0.01)	$(0.02)	$(0.02)	$(0.06)

Weighted average number of common shares - basic	88,885,462	22,047,952	65,714,511	22,042,993

 See accompanying notes to the unaudited condensed consolidated financial statements.

TRUTANKLESS, INC

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-in	Subscriptions	Accumulated
	Shares	Amount	Shares	Amount	Capital	Payable	Deficit	Total
Balance, December 31, 2023	10,000	$10	38,773,230	$38,773	$57,717,685	$1,462,480	$(66,665,913)	$(7,446,965)
Stock issued in accordance with standby letter of credit	-	-	1,050,000	1,050	1,458,450	(1,459,500)	-	-
Stock issued for conversion of notes payable	-	-	3,000,000	3,000	117,000	-	-	120,000
Stock issued for cash	-	-	300,000	300	14,700	-	-	15,000
Stock issued for services	-	-	750,000	750	223,500	-	-	224,250
Net loss for the Period	-	-	-	-	-	-	(405,152)	(405,152)
Balance, March 31, 2024	10,000	10	43,873,230	43,873	59,531,335	2,980	(67,071,065)	(7,492,867)
Stock issued for conversion of notes payable	-	-	47,853,281	47,853	1,641,897	-	-	1,689,750
Stock issued for services	-	-	1,600,000	1,600	627,310	-	-	628,910
Net loss for the period	-	-	-	-	-	-	(1,083,601)	(1,083,601)
Balance, June 30, 2024	10,000	$10	93,326,511	$93,326	$61,800,542	$2,980	$(68,154,666)	$(6,257,808)

	Preferred Stock		Common Stock		Additional Paid-in	Subscriptions	Accumulated
	Shares	Amount	Shares	Amount	Capital	Payable	Deficit	Total
Balance, December 31, 2022	10,000	$10	20,367,477	$20,368	$54,261,311	$4,793,611	$(64,627,455)	$(5,552,155)
Stock issued for services	-	-	90,000	90	(67)	12	-	35
Stock issued for debt restructuring	-	-	115,973	116	(89)	(27)	-	-
Net loss for the period	-	-	-	-	-	-	(722,081)	(722,081)
Balance, March 31, 2023	10,000	10	20,573,450	20,574	54,261,155	4,793,596	(65,349,536)	(6,274,201)
Stock issued for services	-	-	2,200,000	2,200	2,386,850	(2,389,045)	-	5
Stock issued to extend notes	-	-	84,400	84	42,960	-	-	43,044
Net loss for the period	-	-	-	-	-	-	(504,256)	(504,256)
Balance, June 30, 2023	10,000	$10	22,857,850	$22,858	$56,690,965	$2,404,551	$(65,853,792)	$(6,735,408)

 See accompanying notes to the unaudited condensed consolidated financial statements.

TRUTANKLESS, INC

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended
	June 30, 2024	June 30, 2023
Cash flows from operating activities:
Net loss	$(1,488,753)	$(1,226,337)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	-	130
Amortization of debt discounts	24,148	56,829
Stock issued for services	379,813	40
Shares issued to extend notes	-	43,044
Loss on extinguishment of debt	(109,990)	-
Non-cash operating lease expense	(1,513)	368
Changes in operating assets and liabilities:
Accounts receivable	-	(150)
Prepaid expenses	1,989	-
Accounts payable	107,415	389,233
Accounts payable - related parties	-	(31,599)
Accrued liabilities	(5,228)	-
Interest payable	179,279	-
Interest payable to related parties	88,571	6,526
Net cash used in operating activities	(824,269)	(761,916)

Cash flows from investing activities:
Net cash flows from investing activities	-	-

Cash flows from financing activities:
Proceeds from convertible notes payable	275,000	154,000
Proceeds from convertible notes payable - related parties	343,400	717,786
Proceeds from notes payable	310,000	-
Proceeds from royalty payable	110,000	-
Repayment of convertible notes payable	(250,000)	(65,000)
Repayment of convertible notes payable - related parties	-	(22,500)
Repayment of notes payable	-	(27,500)
Proceeds from issuance of common stock	15,000	-
Net cash provided by financing activities	803,400	756,786

Net change in cash	(20,869)	(5,130)
Cash and cash equivalents - beginning of period	21,453	84,034
Cash and cash equivalents - end of period	$584	$78,904

Supplemental disclosures of cash flow information:
Cash paid for interest	$21,794	$32,189
Cash paid for income taxes	$-	$-

Supplemental non-cash information
Conversion of notes payable into common stock	$1,809,750	$-
Common stock issued per consulting agreements	$853,160	$-

See accompanying notes to the unaudited condensed consolidated financial statements.

TRUTANKLESS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2024

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

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (GAAP) and applicable rules and regulations of the Securities and Exchange Commission (SEC) regarding interim financial reporting. Certain information and note disclosures normally included in the consolidated financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. As such, the information included in the consolidated financial statements for the six months ended June 30, 2024 should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s Form 10-K for the Company’s fiscal year ended December 31, 2023, as filed with the SEC.

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

Income Taxes

The Company’s calculation of its tax liabilities involves dealing with uncertainties in the application of complex tax laws and regulations in various taxing jurisdictions. The Company recognizes tax liabilities for uncertain tax positions based on management’s estimate of whether it is more likely than not that additional taxes will be required. The Company had no uncertain tax positions as of June 30, 2024.

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

The Company includes interest and penalties arising from the underpayment of income taxes in the statements of operation in the provision for income taxes. As of June 30, 2024 and 2023, the Company had no accrued interest or penalties related to uncertain tax positions.

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

Accounts receivable

Accounts receivable is comprised of uncollateralized customer obligations due under normal trade terms. The Company performs ongoing credit evaluation of its customers and management closely monitors outstanding receivables based on factors surrounding the credit risk of specific customers, historical trends, and other information. The carrying amount of accounts receivable is reviewed periodically for collectability. If management determines that collection is unlikely, an allowance that reflects management’s best estimate of the amounts that will not be collected is recorded. Accounts receivables are presented net of an allowance for doubtful accounts of $186,750 and $186,750 at June 30, 2024 and December 31, 2023, respectively.

Advertising Costs

The Company’s policy regarding advertising is to expense advertising when incurred. The Company incurred advertising expenses of $2,522 and $4,310 during the six months ended June 30, 2024 and 2023, respectively.

Research and development costs

The Company charges research and development costs to expense when incurred in accordance with FASB ASC 730, “Research and Development”. These research and development expenses are not related to the patent that the Company has, but are focused on future product developments. Research and development costs were $419,557 and $98,179 for the six months ended June 30, 2024 and 2023, respectively.

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

The reported fair values for financial instruments that use Level 2 and Level 3 inputs to determine fair value are based on a variety of factors and assumptions. Accordingly, certain fair values may not represent actual values of the Company’s financial instruments that could have been realized as of March 31, 2024 or that will be recognized in the future, and do not include expenses that could be incurred in an actual settlement. The carrying amounts of the Company’s financial assets and liabilities, such as cash, accounts receivable, receivables from related parties, prepaid expenses and other, accounts payable, accrued liabilities, and related party and third-party notes payables approximate fair value due to their relatively short maturities. The Company’s notes payable to related parties approximates the fair value of such instrument based upon management’s best estimate of terms that would be available to the Company for similar financial arrangements at June 30, 2024 and December 31, 2023.

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

Management evaluated all relevant conditions and events that are reasonably known or reasonably knowable, in the aggregate, as of the date the consolidated financial statements are issued and determined that substantial doubt exists about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent on the Company’s ability to generate revenues and raise capital. The Company has not generated sufficient revenues from product sales to provide sufficient cash flows to enable the Company to finance its operations internally. As of June 30, 2024, the Company had $584 cash on hand. On June 30, 2024, the Company has an accumulated deficit of $68,154,666. For the six months ended June 30, 2024, the Company had a net loss of $1,488,753, and cash used in operations of $824,269. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year from the date of filing.

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

NOTE 3 - ACCOUNTS RECEIVABLE, NET

Accounts receivable consist of the following at:

	June 30, 2024	December 31, 2023
Accounts receivable	186,750	186,750
Allowance for doubtful accounts	(186,750)	(186,750)
Total	$-	$-

NOTE 4 – ROYALTY LIABILITIES

Starting November 2023, the Company issued 16 royalty agreements to investors for a total of $527,500. These agreements require the Company to pay up to $50 per unit sold in royalties to these investors based on their investment amounts. The royalty obligation shall commence upon the 500th unit that is produced and sold and continue for 6 (six) calendar years from the anniversary date of the receipt of the first royalty payment. As of June 30, 2024, the Company had not produced any units relating to these royalty agreements, thus there is no royalty obligation accumulated.

NOTE 5 - RELATED PARTY

Accounts payable and accrued liabilities – related party

During the six months ended June 30, 2024 and 2023, the Company received $0 and $15,000 in advances and made payments $0 and $0 from a related party, respectively. As of June 30, 2024 and December 31, 2023, the Company had advances from a related party of $31,000 and $31,000, respectively.

Notes payable - related party consist of the following at:

	June 30, 2024	December 31, 2023
Note payable, secured, 5% interest, due on demand	$19,450	$19,450
Note payable, secured, 12% interest, due April 26, 2024	60,000	60,000
Note payable, secured, 12% interest, due April 30, 2026	122,500	122,500
Note payable, secured, 18% interest, due July 25, 2024	40,000	40,000
Notes payable, secured, 18% interest, due August 31, 2025	125,000	125,000
Total notes payable - related party	$366,950	$366,950
Less current portion	(119,450)	(241,950)
Total notes payable - related party - long term	$247,500	$125,000

During the six months ended June 30, 2024, the Company received $0 under a note payable from a director of the Company. As of June 30, 2024 and December 31, 2023, the Company had one note payable due to a director of the Company in the amount of $19,450. The note has an interest rate of 5% and is due on demand.

As of June 30, 2024 and December 31, 2023, the Company had one note payable due to an officer of the Company in the amount of $60,000. The note has an interest rate of 12% and is due April 26, 2024.

On April 30, 2021, the Company entered into a $150,000, 12% grid note payable with a Company controlled by the CEO that is due upon demand but no later than April 30, 2026. As of June 30, 2024 and December 31, 2023 and 2022, the Company has received advances under the note of $0 and $20,500 and made repayment of $0 and $0, respectively. As of June 30, 2024 and December 31, 2023, the note had a balance of $122,500.

On January 8, 2021, the Company entered into a $125,000, 30% note payable due on June 8, 2021. Under the note the Company must make interest only payments of $3,125 starting on February 10, 2021 and continuing through maturity. On December 31, 2022, the noteholder extended the due date to June 8, 2022 for $1,250. On September 1, 2023, the noteholder sold the ownership of the note to an entity under common ownership of a related party who concurrently amended the terms of the note with the Company to accrue interest at 18% interest and to extend the maturity date of the note to August 31, 2025. As of June 30, 2024 and December 31, 2023, the balance of the note was $125,000.

On July 23, 2023, the Company entered into a $40,000, 12% note payable with an entity under common control of a related party on July 22, 2024. As of June 30, 2024 and December 31, 2023, the balance on this note was $40,000.

Interest expense associated with the related party notes for the six months ended June 30, 2024 and 2023 was $68,295 and $13,347 respectively.

Convertible notes payable - related party consist of the following at:

	June 30, 2024	December 31, 2023
Convertible note payable, 8% interest, due December 2024	$2,299,023	$2,205,623
Convertible note payable, 12% interest, due December 2023	-	400,000
Convertible note payable, 12% interest, due December 2024	-	150,000
Convertible note payable, 12% interest, due December 2024	-	85,000
Convertible note payable, 12% interest, due March 2025	250,000	-
Total convertible notes payable - related party	$2,549,023	$2,840,623
Less current portion	(2,549,023)	(2,840,623)
Total convertible notes payable - related party - long-term	$-	$-

On September 1, 2022, the Company entered into a $2,500,000 8% convertible grid note with Notation Labs, Inc, a company commonly controlled by a director of the Company. The note is due on December 31, 2024 and is convertible at a rate of $0.80 per share. During the year ending December 31, 2023, the Company received $1,190,853 in advances from the note and made payments of $479,160 on the note. During the six months ending June 30, 2024, the Company received $515,000 in advances from the note and made payments of $421,600 on the note. As of June 30, 2024 and December 31, 2023, the balance of the note was $2,299,023 and $2,205,623, respectively.

On July 26, 2022, the Company issued a $400,000 12% convertible promissory note to a company commonly controlled by a shareholder of the Company. The note is due on December 15, 2023 and is convertible into shares of the Company’s common stock at a rate of $0.08 per share. On April 4, 2024, the Company issued 24,063,562 shares of common stock for the conversion of $400,000 principal and $81,271 accrued interest at $0.45 per share. As of June 30, 2024 and December 31, 2023, the balance of the note was $0 and $400,000, respectively.

On June 15, 2023, the Company issued a $150,000 12% convertible promissory note to a company commonly controlled by a shareholder of the Company. The note is due on December 31, 2024 and is convertible into shares of the Company’s common stock at a rate of $0.02 per share. On April 4, 2024, the Company issued 8,224,932 shares of common stock for the conversion of $150,000 principal and $15,090 accrued interest at $0.45 per share. As of June 30, 2024 and December 31, 2023, the balance of the note was $0 and $150,000, respectively.

On July 25, 2023, the Company issued a $85,000 12% convertible promissory note to a company commonly controlled by a shareholder of the Company. The note is due on December 31, 2024 and is convertible into shares of the Company’s common stock at a rate of $0.02 per share. On April 4, 2024, the Company issued 4,604,904 shares of common stock for the conversion of $85,000 principal and $7,098 accrued interest at $0.45 per share. As of June 30, 2024 and December 31, 2023, the balance of the note was $0 and $85,000, respectively.

On March 25, 2024, the Company issued a $250,000 12% convertible promissory note to a trust controlled by a shareholder of the Company. The note is due on March 25, 2025 and is convertible into shares of the Company’s common stock at a rate of $0.05 per share. As of June 30, 2024 and December 31, 2023, the balance of the note was $250,000 and $0, respectively.

Interest expense on all of the above convertible notes for the six months ended June 30, 2024 and 2023 was $113,714 and $122,911, respectively.

NOTE 6 - NOTES PAYABLE

Notes payable consist of the following at:

	June 30, 2024	December 31, 2023
Note payable, secured, 12% interest, due June 2024	$-	$300,000
Notes payable, secured, 12% interest, due April 2022	95,000	95,000
Notes payable, secured, 12% interest, due December 2023	10,000	10,000
Notes payable, 12% interest, due starting August 2024	325,000	500,000
Notes payable, 18% interest, due starting August 2024	350,000	125,000
Total notes payable	$780,000	$1,030,000
Less current portion	(780,000)	(1,030,000)
Total Notes Payable - long term	$-	$-

On January 1, 2020, the Company entered into an agreement to consolidate three notes payable above dated September 2, 2016 and February 2, 2018 into one $300,000, 12% note due September 1, 2021. As consideration the Company issued the note holder 175,000 shares of common stock valued at $61,250 which was recorded as financing expense. On May 1, 2022, for the issuance of 25,000 shares valued at $29,000 on the date of commitment, the loan was further extended to September 1, 2024. The Company evaluated the modification under ASC 470-50 and determined that the modifications were considered substantial and qualified for extinguishment accounting under such guidance. As such the Company recorded a loss on extinguishment of debt of $61,250 associated with the excess reacquisition cost of the new debt over the carrying value of the original debt. On January 19, 2024, the Company issued 3,000,000 shares of common stock in settlement of the principal amount of $300,000 and accrued interest of $10,948. As of June 30, 2024 and December 31, 2023, the balance of the note was $0 and $300,000, respectively.

On April 26, 2021, the Company entered into a $95,000, 12% note payable due on April 26, 2022. As of June 30, 2024 and December 31, 2023, the balance of the note was $95,000.

On August 18, 2021, the Company entered into a $10,000, 12% note payable due on August 18, 2022. On April 10, 2022 the note was amended to have a due date of December 7, 2023. As of June 30, 2024 and December 31, 2023, the balance of the note was $10,000.

On August 3, 2023 the Company’s wholly owned subsidiary initiated an offering of 12% Notes with maturity dates of 12 months starting on August 3, 2024. As of June 30, 2024 and December 31, 2023, the Company has raised $575,000 and $500,000, respectively, under the offering. On April 3, 2024, the Company issued 3,857,143 shares of common stock to one noteholder for the conversion of $250,000 principal and $20,055 accrued interest at $0.45 per share. As of June 30, 2024 and December 31, 2023, the balance of the notes was $325,000 and $500,000, respectively.

On October 19, 2023 the Company’s wholly owned subsidiary initiated an offering of 18% Notes with maturity dates of 12 months starting on August 3, 2024. As of June 30, 2024 and December 31, 2023, the Company has raised $350,000 and $125,000, respectively, under the offering. As of June 30, 2024 and December 31, 2023, the balance of the notes was $350,000 and $125,000, respectively.

Interest expense including amortization of the associated debt discount for the six months ended June 30, 2024 and 2023 was $58,756 and $63,921, respectively.

Convertible notes payable, net of debt discount consist of the following:

	June 30, 2024	December 31, 2023
Convertible note payable, secured, 12% interest, due August 31, 2019, in default	$50,000	$50,000
Convertible note payable, secured, 10% interest, due February 2024	45,000	45,000
Convertible note payable, secured, 12% interest, due Feb 15, 2024	75,000	75,000
Convertible notes payable, secured, 4% interest, due October 14, 2020, in default	75,000	75,000
Convertible note payable ,12% interest, due May 2020, in default	108,500	108,500
Convertible note payable, secured, 10% interest, due May 1, 2024	-	350,000
Convertible notes payable, secured, 4% interest, due March 3, 2021, in default	25,000	25,000
Convertible notes payable, 8% interest, due December 2023	-	295,000
Convertible notes payable, 12% interest, due January 2025	25,000	-
Convertible notes payable, 8% interest, due March 2025	10,000	-
Convertible notes payable, 12% interest, due April 2026	150,000	-
Convertible notes payable, 12% interest, due May 2026	100,000	-
Total convertible notes payable	663,500	1,023,500
Less unamortized discounts	-	(24,148)
Total convertible notes payable, net of discounts	663,500	999,352
Less current portion	(250,000)	(999,352)
Total convertible notes payable, net of discounts - long-term	$413,500	$-

On September 2, 2016, the Company issued $50,000 of principal amount of 12% secured convertible promissory notes and 6,250 warrants to purchase common stock (post-split). The note was due on August 31, 2018, was later extended to August 31, 2019, bears interest of twelve percent (12%) and is currently in default. The outstanding principal amounts and accrued but unpaid interest of the notes is convertible at any time at the option of the holder into common stock at a conversion price of $8.00 per share (post-split). The notes were issued with warrants to purchase up to 6,250 shares of the Company’s common stock at an exercise price of $12 per share. As of June 30, 2024 and December 31, 2023, the balance of the note was $50,000.

On May 2, 2017, the Company issued $50,000 of principal amount of 10% secured convertible promissory notes and 10,000 warrants to purchase common stock. The note was due on May 2, 2020 and is secured by the Company’s accounts receivable and inventory. On April 22, 2020, the note was extended to May 2, 2021. The outstanding principal amounts and accrued but unpaid interest of the notes is convertible at any time at the option of the holder into common stock at a conversion price of $4 per share (post-split). The notes were issued with warrants to purchase up to 1,250 shares (post-split) of the Company’s common stock at an exercise price of $8.00 per share. One December 31, 2021 the note was amended to cease accruing interest as of May 1,2022 and the due date of the note was amended to April 1, 2023 and on February 8, 2023 the note was extended to February 8, 2024. As of June 30, 2024 and December 31, 2023, the balance of the note was $45,000.

On February 15, 2018, the Company issued a $75,000 12% secured convertible promissory note. The note was due on February 24, 2020 and is secured by the Company’s accounts receivable and inventory. On April 22, 2020, the due date of the note was extended to February 15, 2021 for the issuance of 6,250 shares of common stock valued at $8,995 and is currently in default. On February 22, 2022 the due date of the note was further extended to February 15, 2024. As of June 30, 2024 and December 31, 2023, the balance of the note was $75,000.

On February 8, 2019, the Company issued a $50,000 10% convertible note. The note was due on February 8, 2020 and is currently in default. As an incentive to enter into the agreement, the noteholder was also granted 7,500 shares valued at $30,000, which was recognized as a debt discount. On February 19, 2019, the Company issued a $25,000 4% convertible note. The note was due on August 19, 2019 and is convertible at a rate of $4 per share. On February 14, 2019, the noteholder agreed to extend the note through October 14, 2020. As an incentive to enter into the agreement, the noteholder was also granted 625 shares valued at $2,500, which was recognized as a debt discount. These notes were merged into one note at the time of extension with a principal amount of $75,000. As of June 30, 2024 and December 31, 2023, the balance of the note was $75,000.

On November 19, 2019, the Company entered in to a $281,000 convertible note payable, including an original issue discount of $28,100 convertible promissory note pursuant to which $150,000 was borrowed, including a $18,500 discount during the year ended December 31, 2019. Interest under the convertible promissory note is 12% per annum, and the principal and all accrued but unpaid interest is due 180 days from funding, which has July 19, 2020 for the first tranche. On May 20, 2020, the noteholder agreed to extend the due date of the first tranche of funding until July 19, 2020 and is currently past due. The note is convertible at the lesser of (i) 70% multiplied by the lowest Trading Price during the previous twenty-five (25) trading day period ending on the latest complete Trading Day prior to the date of the note and 70% of the market price with a floor of $0.01. As an incentive to enter into the agreement, the noteholder was also granted 53,375 shares valued at $175,070. As of June 30, 2024 and December 31, 2023, the balance of the note was $108,500.

On May 5, 2020, the Company issued a $350,000 10% convertible note. The note is due on May 1, 2021 and is convertible at a rate of $1 per share (post-split). As an incentive to enter into the agreement the noteholder was also granted 187,500 shares (post-split) valued at $207,000, which was recognized as a debt discount. On April 21, 2021, the noteholder agreed to extend the note through May 1, 2022. As an incentive to enter into the agreement, the noteholder was also granted 12,500 shares (post-split) valued at $20,000, which was recognized as financing expense. On May 1, 2022, for the issuance of 75,000 shares valued at $87,000 on the date of commitment, the loan was further extended to May 1, 2024. On May 3, 2024, the Company issued 7,002,740 shares of common stock for the conversion of $350,000 principal and $140,288 accrued interest at $0.22 per share. As of June 30, 2024 and December 31, 2023, the balance of the note was $0 and $350,000, respectively.

On March 3, 2021, the Company issued a $25,000 4% convertible note. The note is due on March 3, 2022 and is convertible at a rate of $0.80 per share. As of June 30, 2024 and December 31, 2023, the balance of the note was $25,000.

On February 22, 2022 the Company entered into a $385,000, 12% note payable due on February 22, 2023. The note is convertible upon default at the higher of the closing price of the common stock on the closing date, or par value. As an inducement to enter into the agreement the Company also granted the noteholder 165,216 shares of common stock (post-split). The issuance of the note and shares resulted in a total debt discount of $158,147, with $123,147 attributable to the shares. On February 8, 2023, the note was extended to December 31, 2023. During the year ended December 31, 2023, the Company made principal payments totaling $60,000. On March 26, 2024, the Company entered a settlement agreement with the noteholder, in which the noteholder agreed to accept payment of $250,000 as settlement in full for all principal and accrued interest. As of June 30, 2024 and December 31, 2023, the balance of the note was $0 and $295,000.

On July 18, 2022, the Company entered into a $150,000 8% convertible grid note. The note is due on July 18, 2023 and is convertible at a rate of $0.80 per share. During the year ending December 31, 2023, the Company received $4,000 in advances from the note. During the year ended December 31, 2023, the Company converted the balance of the note and accrued interest into 2,254,986 shares of common stock valued at $45,100. On March 26, 2024, the Company received $10,000 in advance from the note. As of June 30, 2024 and December 31, 2023, the balance of the note was $10,000 and $0, respectively.

On April 23, 2024, the Company entered into a convertible note agreement for $150,000 for a 24-month period and interest rate of 12% and is convertible at $0.10 per share. As of June 30, 2024 and December 31, 2023, the balance of the note was $150,000 and $0, respectively.

On May 14, 2024, the Company entered into a convertible note agreement for $25,000 for a 12-month period and interest rate of 12% and is convertible at $0.15 per share. As of June 30, 2024 and December 31, 2023, the balance of the note was $25,000 and $0, respectively.

On May 29, 2024, the Company entered into a convertible note agreement for $100,000 for a 24-month period and interest rate of 12% and is convertible at $0.15 per share. As of June 30, 2024 and December 31, 2023, the balance of the note was $100,000 and $0, respectively.

Interest expense including financing cost and amortization of the associated debt discount on all of the above convertible notes for the six months ended June 30, 2024 and 2023 was $47,835 and $118,111, respectively.

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

Undiscounted Cash Flows

As of June 30, 2024, the right of use asset and lease liability were shown on the consolidated balance sheet at $165,341 and $169,252, respectively. The table below reconciles the fixed component of the undiscounted cash flows and the total remaining years to the operating lease liability recorded on the consolidated balance sheet as of June 30, 2024:

Amounts due as of June 30, 2024	Operating Leases
2024	$39,663
2025	87,654
2026	72,998
Total minimum lease payments	200,315
Less: effect of discounting	(31,063)
Present value of future minimum lease payments	169,252
Less: current obligations under leases	(70,882)
Long-term lease obligations	$98,370

Legal Matters

On July 6, 2020, we received a letter from the staff of the Division of Enforcement of the Securities and Exchange Commission (the “Staff”) that indicated the Company may have violated certain rules and regulations regarding a late filing notification filed by the Company and that the Staff is conducting an informal inquiry into the matter. On April 29, 2021, the Company agreed to pay civil penalties of $25,000 to the Securities and Exchange Commission in settlement of the matter. Payment shall be made in the following four installments: (1) $5,000 within 14 days of entry of the order; (2) $7,500 within 180 days of entry of the order; (3) $6,250 within 270 days of entry of the order; and (4) $6,250 within 360 days of entry of the order. As of June 30, 2024, $20,000 remained due.

On April 6, 2023, the Company was served a Summons for an Amended Complaint filed in the state of Florida with claims for Strict Liability, Negligence and Breach of Implied Warranty. The complaint, filed by an insurance company, stems from its payments for claims filed by a policy holder on two separate occasions. The first insurance claim payment was due to a leak caused by improper installation in which the contractor failed to meet local codes. The second insurance claim payment followed the contractor’s failure to properly repair the improper installation. The complaint states that the contractor failed to follow basic installation guidelines supplied with the product in either incident, resulting in damages. On June 8, 2023, the Court of Duval County, FL entered a default judgement for $38,768. As of June 30, 2024, the Company has not paid any of this balance.

NOTE 8 - STOCK WARRANTS

The following is a summary of stock warrants activity during the period ended June 30, 2024:

	Number of Shares	Weighted Average Exercise Price
Balance, December 31, 2023	1,317,387	$0.20
Warrants expired	(915,500)	1.00
Balance outstanding and exercisable, June 30, 2024	401,887	$0.35

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

On April 2, 2024 the Company issued 1,000,000 shares for services pursuant to a consulting agreement.

On April 3, 2024, the Company issued 3,857,143 shares pursuant to a promissory note amendment and conversion dated April 3, 2023.

On April 4, 2024, the Company issued 36,893,398 shares to convert certain related party convertible notes dated July 26, 2022, June 15, 2023 and July 25, 2023.

On April 14, 2024 the Company issued 100,000 shares for services pursuant to a consulting agreement.

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

On July 25, 2024, the Company issued 2,500,000 shares for services pursuant to a consulting agreement.

On July 26, 2024, the Company entered into a note agreement for $100,000 for a 6-month period and interest rate of 18%. The Company issued 600,000 shares of common stock as incentive for this financing agreement.

On August 5, 2024, the Company entered into a note agreement for $100,000 for a 6-month period and interest rate of 18%. The Company issued 200,000 shares of common stock as incentive for this financing agreement.

On August 5, 2024, the Company issued 2,500,000 shares for services pursuant to an amendment to the consulting agreement with the CEO.

On August 5, 2024, the Company issued 2,500,000 shares for services pursuant to a consulting agreement.

On August 6, 2024, the Company issued 600,000 shares pursuant to a 2023 consulting agreement entered into on February 1, 2023.

On August 8, 2024, the Company issued 150,000 shares per a subscription agreement at $0.05 per share for $7,500 in cash.

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

Our trutankless® water heaters were officially launched in the first quarter of 2014 and is sold throughout the wholesale plumbing distribution channel. We began generating revenue in the first quarter of 2014. As of the fiscal year ended December 31, 2014, we generated $238,912 in revenue. As of the fiscal year ended December 31, 2015, we generated $265,504 in revenue. As of the fiscal year ended December 31, 2016, we generated $429,582 in revenue. As of the fiscal year ended December 31, 2017, we generated $695,857 in revenue. As of the fiscal year ended December 31, 2018, we generated $1,537,958 in revenue. 1, 2019, we generated $1,908,708. As of December 31, 2020, we generated $1,661,278. As of the fiscal year ended December 31, 2021, we generated $246,032 in revenue. As of the fiscal year ended December 31, 2022, we generated $77,009 in revenue. As of the fiscal year ended December 31, 2023, we generated $3,549 in revenue. For the six months ended June 30, 2024, we generated $11,584 in revenue.

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

RESULTS OF OPERATIONS

Results of Operations for the six months ended June 30, 2024 compared with the six months ended June 30, 2023.

Revenues

In the six months ended June 30, 2024, we generated $11,584 in revenues, as compared to $765 in revenues in the prior year. The increase in sales was attributable to sales of parts for our trutankless® residential and light commercial products.

Cost of goods sold was $0 in the six months ended June 30, 2024, as compared to $0 in the six months ended June 30, 2023.

To the knowledge of management, the Company is unaware of any trends or uncertainties in the sales or costs of our products and services for the periods discussed.

Expenses

Operating expenses totaled $1,296,608 during the six months ended June 30, 2024 as compared to $875,804 in the prior year. In the six months ended June 30, 2024, our expenses primarily consisted of General and Administrative of $841,986, Research and development of $419,557 and Professional fees of $35,065.

General and administrative expenses increased by $107,860, or approximately 14.7% to $841,986 for the six months ended June 30, 2024 from $734,126 for the six months ended June 30, 2023. This increase was primarily the result of an increase in consulting fees.

Research and development expenses increased by $321,378, or approximately 327.3% to $419,557 for the six months ended June 30, 2024 from $98,179 for the six months ended June 30, 2023. This increase is attributed primarily to the increased consulting fees associated with the Company’s research and development efforts.

Professional fees decreased by $8,434, or approximately 19.4% to $35,065 for the six months ended June 30, 2024 from $43,499 for the six months ended June 30, 2023. Professional fees decreased due to increase in production efforts and less efforts associated with business development.

Other Expenses

Other expenses decreased by $147,569 to ($203,729) in the six months ended June 30, 2024 from ($351,298) in the six months ended June 30, 2023. The decrease was the result of a gain on extinguishment of debt.

Net Loss

In the six months ended June 30, 2024, we generated a net loss of $1,488.753, an increase of $262,416 from $351,298 for the six months ended June 30, 2023. This increase was attributable to an increase in overall expenditures.

Results of Operations for the three months ended June 30, 2024 compared with the three months ended June 30, 2023.

Revenues

In the three months ended June 30, 2024, we generated $11,584 in revenues, as compared to $180 in revenues in the prior year. The increase in sales was attributable to sales of parts for our trutankless® residential and light commercial products.

Cost of goods sold was $0 in the three months ended June 30, 2024, as compared to $0 in the three months ended June 30, 2023.

To the knowledge of management, the Company is unaware of any trends or uncertainties in the sales or costs of our products and services for the periods discussed.

Expenses

Operating expenses totaled $786,606 during the three months ended June 30, 2024 as compared to $306,434 in the prior year. In the three-month period ended June 30, 2024, our expenses primarily consisted of General and Administrative of $537,175, Research and development of $241,931 and Professional fees of $7,500.

General and administrative expenses increased by $290,673, or approximately 117.9% to $537,175 for the three months ended June 30, 2024 from $246,502 for the three months ended June 30, 2023. This increase was primarily the result of an increase in consulting fees.

Research and development expenses increased by $200,703, or approximately 486.8% to $241,931 for the three months ended June 30, 2024 from $41,228 for the three months ended June 30, 2023. This increase is attributed primarily to the increased consulting fees associated with the Company’s research and development efforts.

Professional fees decreased by $11,204, or approximately 59.9% to $7,500 for the three months ended June 30, 2024 from $18,704 for the three months ended June 30, 2023. Professional fees decreased due to increase in production efforts and less efforts associated with business development.

Other Expenses

Other expenses increased by $110,577 to ($308,579) in the three months ended June 30, 2024 from ($198,002) in the three months ended June 30, 2023. The increase was the result of a loss on extinguishment of debt of $166,800.

Net Loss

In the three months ended June 30, 2024, we generated a net loss of $1,083,601, an increase of $579,345 from $504,256 for the three months ended June 30, 2023. This decrease was attributable to an increase in overall expenditures and the gain on extinguishment of debt.

Going Concern

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.

Management evaluated all relevant conditions and events that are reasonably known or reasonably knowable, in the aggregate, as of the date the consolidated financial statements are issued and determined that substantial doubt exists about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent on the Company’s ability to generate revenues and raise capital. The Company has not generated sufficient revenues from product sales to provide sufficient cash flows to enable the Company to finance its operations internally. As of June 30, 2024, the Company had $584 cash on hand. On June 30, 2024, the Company has an accumulated deficit of $68,154,666. For the six months ended June 30, 2024, the Company had a net loss of $1,488,753, and cash used in operations of $824,269. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year from the date of filing.

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

Liquidity and Capital Resources

At June 30, 2024, we had an accumulated deficit of $68,154,666. Primarily because of our history of operating losses and our recording of note payables, we have a working capital deficiency of $5,853,140 at June 30, 2024. Losses have been funded primarily through issuance of common stock and borrowings from our stockholders and third-party debt. As of June 30, 2024, we had $584 in cash, $0 in accounts receivable, and $0 in inventory. We used net cash in operating activities of $824,269 for the six months ended June 30, 2024.

Cash Flows from Operating, Investing and Financing Activities

The following table provides detailed information about our net cash flow for all financial statement periods presented in this Quarterly Report. To date, we have financed our operations through the issuance of stock and borrowings.

The following table sets forth a summary of our cash flows for the six months ended June 30, 2024 and 2023:

	Six months ended
	June 30, 2024	June 30, 2023
Net cash used in operating activities	$(824,269)	$(761,916)
Net cash used in investing activities	-	-
Net cash provided by financing activities	803,400	756,786
Net increase/(decrease) in Cash	(20,869)	(5,130)
Cash, beginning	21,453	84,034
Cash, ending	$584	$78,904

Operating activities - Net cash used in operating activities was $824,269 for the six months ended June 30, 2024, as compared to $761,916 used in operating activities for the same period in 2023. The decrease in net cash used in operating activities was primarily due to an increase in operating expenses.

Financing activities - Net cash provided by financing activities for the six months ended June 30, 2024 was $803,400 as compared to $756,786 for the same period of 2023. The increase of net cash provided by financing activities was mainly attributable to increased equity and debt financing.

Ongoing Funding Requirements

As of June 30, 2024, we continue to use traditional and/or debt financing to provide the capital we need to run the business. It is possible that we may need additional funding to enable us to fund our operating expenses and capital expenditures requirements.

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

On July 6, 2020, we received a letter from the staff of the Division of Enforcement of the Securities and Exchange Commission (the “Staff”) that indicated the Company may have violated certain rules and regulations regarding a late filing notification filed by the Company and that the Staff is conducting an informal inquiry into the matter. On April 29, 2021, the Company agreed to pay civil penalties of $25,000 to the Securities and Exchange Commission in settlement of the matter. Payment shall be made in the following four installments: (1) $5,000 within 14 days of entry of the order; (2) $7,500 within 180 days of entry of the order; (3) $6,250 within 270 days of entry of the order; and (4) $6,250 within 360 days of entry of the order. As of June 30, 2024, $20,000 remained due.

On April 6, 2023, the Company was served a Summons for an Amended Complaint filed in the state of Florida with claims for Strict Liability, Negligence and Breach of Implied Warranty. The complaint, filed by an insurance company, stems from its payments for claims filed by a policy holder on two separate occasions. The first insurance claim payment was due to a leak caused by improper installation in which the contractor failed to meet local codes. The second insurance claim payment followed the contractor’s failure to properly repair the improper installation. The complaint states that the contractor failed to follow basic installation guidelines supplied with the product in either incident, resulting in damages. On June 8, 2023, the Court of Duval County, FL entered a default judgement for $38,768. As of June 30, 2024, the Company has not paid any of this balance.

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

On August 5, 2024, the Company entered into a note agreement for $100,000 for a 6-month period and interest rate of 18%. The Company issued 200,000 shares of common stock as incentive for this financing agreement.

On August 5, 2024, the Company issued 2,500,000 shares for services pursuant to an amendment to the consulting agreement with the CEO.

On August 5, 2024, the Company issued 2,500,000 shares for services pursuant to a consulting agreement.

On August 6, 2024, the Company issued 600,000 shares pursuant to a 2023 consulting agreement entered into on February 1, 2023.

On August 8, 2024, the Company issued 150,000 shares per a subscription agreement at $0.05 per share for $7,500 in cash.

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

Date: August 19, 2024

