Form 10-Q
period 2024-09-30
Trutankless, Inc.
filed 2024-11-14
CIK 1429393

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

The number of shares of Common Stock, $0.001 par value, outstanding on November 14, 2024, was 114,558,178 shares.

TRUTANKLESS, INC.

QUARTERLY PERIOD ENDED SEPTEMBER 30, 2024

 TRUTANKLESS, INC

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2024	December 31, 2023
ASSETS
Current assets
Cash	$34,719	$21,453
Accounts receivable	83,046	-
Prepaid expenses	2,047,001	5,000
Inventory	84,036	-
Vendor deposits	274,342	-
Total current assets	2,523,144	26,453

Other assets
Right-to-use asset	148,133	203,477
Trademarks	11,914	11,914
Other assets	13,947	13,947
Total other assets	173,994	229,338
Total assets	$2,697,138	$255,791

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable and accrued liabilities	$1,061,495	$956,240
Accounts payable and accrued liabilities - related parties	-	-
Advances payable - related parties	7,500	31,000
Lease liability	73,891	64,199
Accrued interest payable	368,812	483,238
Accrued interest payable - related parties	484,163	368,952
Royalty liabilities payable	527,500	417,500
Notes payable, net of discounts	935,000	1,030,000
Notes payable, net of discounts - related parties	184,450	241,950
Convertible notes payable, net of discounts	324,000	999,352
Convertible notes payable, net of discounts - related parties	3,039,523	2,840,623
Total current liabilities	7,006,334	7,433,054

Long-term liabilities
Deferred warranty revenue	249	-
Lease liability - long-term	77,505	144,702
Notes payable - net of discounts and current portion	95,000	-
Notes payable - net of discounts and current portion - related parties	177,500	125,000
Convertible notes payable, net of discounts and current portion	375,000	-
Total long-term liabilities	725,254	269,702
Total liabilities	7,731,588	7,702,756

Commitments and contingencies (Note 8)	-	-

Stockholders' deficit
Preferred stock, $0.001 par value, 9,990,000 shares authorized
Preferred stock - Series B, $0.001 par value, 10,000 shares authorized, 0 and 10,000 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	-	10
Common stock, $0.001 par value, 150,000,000 shares authorized, 113,008,178 and 38,773,230 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	113,008	38,773
Additional paid in capital	66,427,320	57,717,685
Subscriptions payable	-	1,462,480
Accumulated deficit	(71,574,778)	(66,665,913)
Total stockholders' deficit	(5,034,450)	(7,446,965)
Total liabilities and stockholders' deficit	$2,697,138	$255,791

See accompanying notes to the unaudited condensed consolidated financial statements.

TRUTANKLESS, INC

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Net sales	$179,701	$2,704	$191,285	$3,469
Cost of sales	115,480	10,225	115,480	10,225
Gross profit	64,221	(7,521)	75,805	(6,756)

Operating expenses
General and administrative expenses	123,578	375,746	965,564	1,109,872
Research and development	136,124	129,374	555,681	227,553
Professional fees	1,860,541	84,700	1,895,606	128,199
Depreciation and amortization expense	-	-	-	-
Total operating expenses	2,120,243	589,820	3,416,851	1,465,624
Operating loss	(2,056,022)	(597,341)	(3,341,046)	(1,472,380)

Other income (expense)
Other income	-	-	73	-
Gain (loss) on extinguishment of debt	(109,990)	-	-	-
Interest expense	(100,100)	(135,149)	(413,892)	(486,447)
Financing incentive expense	(1,154,000)	-	(1,154,000)	-
Total other income (expense)	(1,364,090)	(135,149)	(1,567,819)	(486,447)
Net income (loss)	$(3,420,112)	$(732,490)	$(4,908,865)	$(1,958,827)

Net loss per share - basic and diluted	$(0.03)	$(0.03)	$(0.06)	$(0.09)

Weighted average number of common shares - basic	104,452,652	22,047,952	78,721,478	22,042,993

 See accompanying notes to the unaudited condensed consolidated financial statements.

TRUTANKLESS, INC

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-in	Subscriptions	Accumulated
	Shares	Amount	Shares	Amount	Capital	Payable	Deficit	Total
Balance, December 31, 2023	10,000	$10	38,773,230	$38,773	$57,717,685	$1,462,480	$(66,665,913)	$(7,446,965)
Stock issued for financing incentives	-	-	1,050,000	1,050	1,458,450	(1,459,500)	-	-
Stock issued for conversion of notes payable	-	-	3,000,000	3,000	117,000	-	-	120,000
Stock issued for cash	-	-	300,000	300	14,700	-	-	15,000
Stock issued for services	-	-	750,000	750	223,500	-	-	224,250
Net loss for the Period	-	-	-	-	-	-	(405,152)	(405,152)
Balance, March 31, 2024	10,000	10	43,873,230	43,873	59,531,335	2,980	(67,071,065)	(7,492,867)
Stock issued for conversion of notes payable	-	-	47,853,281	47,853	1,641,897	-	-	1,689,750
Stock issued for services	-	-	1,600,000	1,600	627,310	-	-	628,910
Net loss for the period	-	-	-	-	-	-	(1,083,601)	(1,083,601)
Balance, June 30, 2024	10,000	10	93,326,511	93,326	61,800,542	2,980	(68,154,666)	(6,257,808)
Stock issued for financing incentives	-	-	5,800,000	5,800	1,148,200	-	-	1,154,000
Stock issued for conversion of notes payable	-	-	156,667	157	23,343	-	-	23,500
Stock issued for services	-	-	13,575,000	13,575	3,347,875	(2,980)	-	3,358,470
Stock issued for cash	-	-	1,150,000	1,150	106,350	-	-	107,500
Cancellation of common stock	-	-	(1,000,000)	(1,000)	1,000	-	-	-
Cancellation of preferred stock	(10,000)	(10)	-	-	10	-	-	-
Net loss for the period	-	-	-	-	-	-	(3,420,112)	(3,420,112)
Balance, September 30, 2024	-	$-	113,008,178	$113,008	$66,427,320	$-	$(71,574,778)	$(5,034,450)

	Preferred Stock		Common Stock		Additional Paid-in	Subscriptions	Accumulated
	Shares	Amount	Shares	Amount	Capital	Payable	Deficit	Total
Balance, December 31, 2022	10,000	$10	20,367,477	$20,368	$54,261,311	$4,793,611	$(64,627,455)	$(5,552,155)
Stock issued for services	-	-	90,000	90	(67)	12	-	35
Stock issued for debt restructuring	-	-	115,973	116	(89)	(27)	-	-
Net loss for the period	-	-	-	-	-	-	(722,081)	(722,081)
Balance, March 31, 2023	10,000	10	20,573,450	20,574	54,261,155	4,793,596	(65,349,536)	(6,274,201)
Stock issued for services	-	-	2,200,000	2,200	2,386,850	(2,389,045)	-	5
Stock issued to extend notes	-	-	84,400	84	42,960	-	-	43,044
Net loss for the period	-	-	-	-	-	-	(504,256)	(504,256)
Balance, June 30, 2023	10,000	10	22,857,850	22,858	56,690,965	2,404,551	(65,853,792)	(6,735,408)
Stock issued for services	-	-	3,575,000	3,575	715	-	-	4,290
Stock issued to extend notes	-	-	393,900	394	79	-	-	473
Stock issued for the settlement of notes payable	-	-	11,946,480	11,946	820,069	(116,000)	-	716,015
Net loss for the period	-	-	-	-	-	-	(732,490)	(732,490)
Balance, September 30, 2023	10,000	$10	38,773,230	$38,773	$57,511,828	$2,288,551	$(66,586,282)	$(6,747,120)

 See accompanying notes to the unaudited condensed consolidated financial statements.

TRUTANKLESS, INC

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended
	September 30, 2024	September 30, 2023
Cash flows from operating activities:
Net income (loss)	$(4,908,865)	$(1,958,827)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	-	102
Amortization of debt discounts	24,148	56,829
Stock issued for services	2,166,757	4,330
Shares issued to extend notes	-	43,517
Common stock issued for financing incentives	1,154,000	-
Non-cash operating lease expense	(2,161)	5,370
Changes in operating assets and liabilities:
Accounts receivable	(83,046)	(150)
Prepaid expenses	2,871	-
Inventory	(84,036)	10,225
Other assets	(274,342)	-
Accounts payable	5,433	557,643
Accounts payable - related parties	-	30,696
Accrued liabilities	(10,167)	-
Interest payable	225,314	-
Interest payable to related parties	115,211	6,526
Deferred warranty revenue	249	-
Net cash used in operating activities	(1,668,634)	(1,243,739)

Cash flows from investing activities:
Net cash flows from investing activities	-	-

Cash flows from financing activities:
Proceeds from convertible notes payable	325,000	474,000
Proceeds from convertible notes payable - related parties	855,900	894,801
Proceeds from notes payable	570,000	-
Proceeds from notes payable - related parties	-	65,000
Proceeds from royalty payable	110,000	-
Repayment of convertible notes payable	(274,500)	(65,000)
Repayment of convertible notes payable - related parties	(22,000)	(98,501)
Repayment of notes payable	-	(31,400)
Repayment of notes payable - related party	(5,000)	-
Proceeds from issuance of common stock	122,500	-
Net cash provided by financing activities	1,681,900	1,238,900

Net change in cash	13,266	(4,839)
Cash and cash equivalents - beginning of period	21,453	84,034
Cash and cash equivalents - end of period	$34,719	$79,195

Supplemental disclosures of cash flow information:
Cash paid for interest	$49,218	$32,189
Cash paid for income taxes	$-	$-

Supplemental non-cash information
Conversion of notes payable into common stock	$1,833,250	$716,015
Common stock issued per consulting agreements	$4,214,610	$-

See accompanying notes to the unaudited condensed consolidated financial statements.

TRUTANKLESS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

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

Income Taxes

The Company’s calculation of its tax liabilities involves dealing with uncertainties in the application of complex tax laws and regulations in various taxing jurisdictions. The Company recognizes tax liabilities for uncertain tax positions based on management’s estimate of whether it is more likely than not that additional taxes will be required. The Company had no uncertain tax positions as of September 30, 2024.

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

The Company includes interest and penalties arising from the underpayment of income taxes in the statements of operation in the provision for income taxes. As of September 30, 2024 and 2023, the Company had no accrued interest or penalties related to uncertain tax positions.

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

Accounts receivable

Accounts receivable is comprised of uncollateralized customer obligations due under normal trade terms. The Company performs ongoing credit evaluation of its customers and management closely monitors outstanding receivables based on factors surrounding the credit risk of specific customers, historical trends, and other information. The carrying amount of accounts receivable is reviewed periodically for collectability. If management determines that collection is unlikely, an allowance that reflects management’s best estimate of the amounts that will not be collected is recorded. Accounts receivables are presented net of an allowance for doubtful accounts of $186,750 and $186,750 at September 30, 2024 and December 31, 2023, respectively.

Advertising Costs

The Company’s policy regarding advertising is to expense advertising when incurred. The Company incurred advertising expenses of $4,951 and $8,491 during the nine months ended September 30, 2024 and 2023, respectively.

Research and development costs

The Company charges research and development costs to expense when incurred in accordance with FASB ASC 730, “Research and Development”. These research and development expenses are not related to the patent that the Company has, but are focused on future product developments. Research and development costs were $555,681 and $227,553 for the nine months ended September 30, 2024 and 2023, respectively.

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

The reported fair values for financial instruments that use Level 2 and Level 3 inputs to determine fair value are based on a variety of factors and assumptions. Accordingly, certain fair values may not represent actual values of the Company’s financial instruments that could have been realized as of September 30, 2024 or that will be recognized in the future, and do not include expenses that could be incurred in an actual settlement. The carrying amounts of the Company’s financial assets and liabilities, such as cash, accounts receivable, receivables from related parties, prepaid expenses and other, accounts payable, accrued liabilities, and related party and third-party notes payables approximate fair value due to their relatively short maturities. The Company’s notes payable to related parties approximates the fair value of such instrument based upon management’s best estimate of terms that would be available to the Company for similar financial arrangements at September 30, 2024 and December 31, 2023.

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

Management evaluated all relevant conditions and events that are reasonably known or reasonably knowable, in the aggregate, as of the date the consolidated financial statements are issued and determined that substantial doubt exists about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent on the Company’s ability to generate revenues and raise capital. The Company has not generated sufficient revenues from product sales to provide sufficient cash flows to enable the Company to finance its operations internally. As of September 30, 2024, the Company had $34,719 cash on hand. On September 30, 2024, the Company has an accumulated deficit of $71,574,778. For the nine months ended September 30, 2024, the Company had a net loss of $4,908,865, and cash used in operations of $1,668,634. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year from the date of filing.

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

NOTE 3 - ACCOUNTS RECEIVABLE, NET

Accounts receivable consist of the following at:

	September 30, 2024	December 31, 2023
Accounts receivable	269,796	186,750
Allowance for doubtful accounts	(186,750)	(186,750)
Total	$83,046	$-

NOTE 4 – INVENTORY

Inventories consist of the following at:

	September 30, 2024	December 31, 2023
Parts	$84,036	$-
Total Inventory	$84,036	$-

NOTE 5 – ROYALTY LIABILITIES

Starting November 2023, the Company issued 16 royalty agreements to investors for a total of $527,500. These agreements require the Company to pay up to $50 per unit sold in royalties to these investors based on their investment amounts. The royalty obligation shall commence upon the 500th unit that is produced and sold and continue for 6 (six) calendar years from the anniversary date of the receipt of the first royalty payment. As of September  30, 2024, the Company produced and sold 161 units relating to these royalty agreements, thus there is no royalty obligation accumulated.

NOTE 6 - RELATED PARTY

Accounts payable and accrued liabilities – related party

During the nine months ended September 30, 2024 and 2023, the Company received $0 and $15,000 in advances and made payments $0 and $0 from a related party, respectively. On September 3, 2024, the Company issued 156,667 shares of common stock for the conversion of $23,500 in advances. As of September 30, 2024 and December 31, 2023, the Company had advances from a related party of $7,500 and $31,000, respectively.

Notes payable - related party consist of the following at:

	September 30, 2024	December 31, 2023
Note payable, secured, 5% interest, due on demand	$19,450	$19450
Note payable, secured, 12% interest, due April 26, 2026	55,000	60,000
Note payable, secured, 12% interest, due April 30, 2026	122,500	122,500
Note payable, secured, 18% interest, due July 25, 2024	40,000	40,000
Notes payable, secured, 18% interest, due August 31, 2025	125,000	125,000
Total notes payable - related party	$361,950	$366,950
Less current portion	(184,450)	(241,950)
Total notes payable - related party - long term	$177,500	$125,000

During the nine months ended September 30, 2024, the Company received $0 under a note payable from a director of the Company. As of September 30, 2024 and December 31, 2023, the Company had one note payable due to a director of the Company in the amount of $19,450. The note has an interest rate of 5% and is due on demand.

As of September 30, 2024 and December 31, 2023, the Company had one note payable due to an officer of the Company in the amount of $55,000 and $60,000, respectively. The note has an interest rate of 12% and is due April 26, 2026.

On April 30, 2021, the Company entered into a $150,000, 12% grid note payable with a Company controlled by the CEO that is due upon demand but no later than April 30, 2026. As of September 30, 2024 and December 31, 2023 and 2022, the Company has received advances under the note of $0 and $20,500 and made repayment of 0 and $0, respectively. As of September 30, 2024 and December 31, 2023, the note had a balance of $122,500.

On January 8, 2021, the Company entered into a $125,000, 30% note payable due on June 8, 2021. Under the note the Company must make interest only payments of $3,125 starting on February 10, 2021 and continuing through maturity. On December 31, 2022, the noteholder extended the due date to June 8, 2022 for $1,250. On September 1, 2023, the noteholder sold the ownership of the note to an entity under common ownership of a related party who concurrently amended the terms of the note with the Company to accrue interest at 18% interest and to extend the maturity date of the note to August 31, 2025. As of September 30, 2024 and December 31, 2023, the balance of the note was $125,000.

On July 23, 2023, the Company entered into a $40,000, 12% note payable with an entity under common control of a related party on July 22, 2024. As of September 30, 2024 and December 31, 2023, the balance on this note was $40,000.

Interest expense associated with the related party notes for the nine months ended September 30, 2024 and 2023 was $42,475 and $19,764 respectively.

Convertible notes payable - related party consist of the following at:

	September 30, 2024	December 31, 2023
Convertible note payable, 8% interest, due December 2024	$2,289,523	$2,205,623
Convertible note payable, 12% interest, due December 2023	-	400,000
Convertible note payable, 12% interest, due December 2024	-	150,000
Convertible note payable, 12% interest, due December 2024	-	85,000
Convertible note payable, 12% interest, due March 2025	250,000	-
Convertible note payable, 15% interest, due July 2025	500,000	-
Total convertible notes payable - related party	$3,039,523	$2,840,623
Less current portion	(3,039,523)	(2,840,623)
Total convertible notes payable - related party - long-term	$-	$-

On September 1, 2022, the Company entered into a $2,500,000 8% convertible grid note with Notation Labs, Inc, a company commonly controlled by a director of the Company. The note is due on December 31, 2024 and is convertible at a rate of $0.80 per share. During the year ending December 31, 2023, the Company received $1,190,853 in advances from the note and made payments of $479,160 on the note. During the nine months ending September 30, 2024, the Company received $527,500 in advances from the note and made payments of $443,600 on the note. As of September 30, 2024 and December 31, 2023, the balance of the note was $2,289,523 and $2,205,623, respectively.

On July 26, 2022, the Company issued a $400,000 12% convertible promissory note to a company commonly controlled by a shareholder of the Company. The note is due on December 15, 2023 and is convertible into shares of the Company’s common stock at a rate of $0.08 per share. On April 4, 2024, the Company issued 24,063,562 shares of common stock for the conversion of $400,000 principal and $81,271 accrued interest at $0.45 per share. As of September 30, 2024 and December 31, 2023, the balance of the note was $0 and $400,000, respectively.

On June 15, 2023, the Company issued a $150,000 12% convertible promissory note to a company commonly controlled by a shareholder of the Company. The note is due on December 31, 2024 and is convertible into shares of the Company’s common stock at a rate of $0.02 per share. On April 4, 2024, the Company issued 8,224,932 shares of common stock for the conversion of $150,000 principal and $15,090 accrued interest at $0.45 per share. As of September 30, 2024 and December 31, 2023, the balance of the note was $0 and $150,000, respectively.

On July 25, 2023, the Company issued a $85,000 12% convertible promissory note to a company commonly controlled by a shareholder of the Company. The note is due on December 31, 2024 and is convertible into shares of the Company’s common stock at a rate of $0.02 per share. On April 4, 2024, the Company issued 4,604,904 shares of common stock for the conversion of $85,000 principal and $7,098 accrued interest at $0.45 per share. As of September 30, 2024 and December 31, 2023, the balance of the note was $0 and $85,000, respectively.

On March 25, 2024, the Company issued a $250,000 12% convertible promissory note to a trust controlled by a shareholder of the Company. The note is due on March 25, 2025 and is convertible into shares of the Company’s common stock at a rate of $0.05 per share. As of September 30, 2024 and December 31, 2023, the balance of the note was $250,000 and $0, respectively.

On July 25, 2024, the Company issued a $500,000 15% convertible promissory note to a trust controlled by a shareholder of the Company. The note is due on July 25, 2025 and is convertible into shares of the Company’s common stock at a rate of $0.15 per share. As of September 30, 2024 and December 31, 2023, the balance of the note was $500,000 and $0, respectively.

Interest expense on all of the above convertible notes for the nine months ended September 30, 2024 and 2023 was $180,174 and $182,195, respectively.

NOTE 7 - NOTES PAYABLE

Notes payable consist of the following at:

	September 30, 2024	December 31, 2023
Note payable, secured, 12% interest, due June 2024	$-	$300,000
Note payable, secured, 12% interest, due April 2026	95,000	95,000
Notes payable, secured, 12% interest, due December 2023	10,000	10,000
Notes payable, 12% interest, due starting August 2024	325,000	500,000
Notes payable, 18% interest, due starting August 2024	350,000	125,000
Note payable, 18% interest, due January 2025	100,000	-
Note payable, 18% interest, due January 2025	50,000	-
Note payable, 24% interest, due February 2025	100,000	-
Total notes payable	$1,030,000	$1,030,000
Less current portion	(935,000)	(1,030,000)
Total Notes Payable - long term	$95,000	$-

On January 1, 2020, the Company entered into an agreement to consolidate three notes payable above dated September 2, 2016 and February 2, 2018 into one $300,000, 12% note due September 1, 2021. As consideration the Company issued the note holder 175,000 shares of common stock valued at $61,250 which was recorded as financing expense. On May 1, 2022, for the issuance of 25,000 shares valued at $29,000 on the date of commitment, the loan was further extended to September 1, 2024. The Company evaluated the modification under ASC 470-50 and determined that the modifications were considered substantial and qualified for extinguishment accounting under such guidance. As such the Company recorded a loss on extinguishment of debt of $61,250 associated with the excess reacquisition cost of the new debt over the carrying value of the original debt. On January 19, 2024, the Company issued 3,000,000 shares of common stock in settlement of the principal amount of $300,000 and accrued interest of $10,948. As of September 30, 2024 and December 31, 2023, the balance of the note was $0 and $300,000, respectively.

On April 26, 2021, the Company entered into a $95,000, 12% note payable due on April 26, 2026. As of September 30, 2024 and December 31, 2023, the balance of the note was $95,000.

On August 18, 2021, the Company entered into a $10,000, 12% note payable due on August 18, 2022. On April 10, 2022 the note was amended to have a due date of December 7, 2023. As of September 30, 2024 and December 31, 2023, the balance of the note was $10,000.

On August 3, 2023 the Company’s wholly owned subsidiary initiated an offering of 12% Notes with maturity dates of 12 months starting on August 3, 2024. As of September 30, 2024 and December 31, 2023, the Company has raised $575,000 and $500,000, respectively, under the offering. On April 3, 2024, the Company issued 3,857,143 shares of common stock to one noteholder for the conversion of $250,000 principal and $20,055 accrued interest at $0.45 per share. As of September 30, 2024 and December 31, 2023, the balance of the notes was $325,000 and $500,000, respectively.

On October 19, 2023 the Company’s wholly owned subsidiary initiated an offering of 18% Notes with maturity dates of 12 months starting on August 3, 2024. As of September 30, 2024 and December 31, 2023, the Company has raised $350,000 and $125,000, respectively, under the offering. As of September 30, 2024 and December 31, 2023, the balance of the notes was $350,000 and $125,000, respectively.

On July 24, 2024, the Company entered into a $50,000, 18% note payable due on January 24, 2025. As of September 30, 2024 and December 31, 2023, the balance of the note was $50,000 and $0, respectively.

On July 25, 2024, the Company entered into a $100,000, 18% note payable due on January 25, 2025. As of September 30, 2024 and December 31, 2023, the balance of the note was $100,000 and $0, respectively.

On August 5, 2024, the Company entered into a $100,000, 24% note payable due on February 5, 2025. As of September 30, 2024 and December 31, 2023, the balance of the note was $100,000 and $0, respectively.

Interest expense including amortization of the associated debt discount for the nine months ended September 30, 2024 and 2023 was $97,011 and $88,282, respectively.

Convertible notes payable, net of debt discount consist of the following:

	September 30, 2024	December 31, 2023
Convertible note payable, secured, 12% interest, due August 31, 2019, in default	$40,000	$50,000
Convertible note payable, secured, 10% interest, due February 2024	45,000	45,000
Convertible note payable, secured, 12% interest, due Feb 15, 2026	75,000	75,000
Convertible notes payable, secured, 4% interest, due October 14, 2020, in default	75,000	75,000
Convertible note payable ,12% interest, due May 2020, in default	108,500	108,500
Convertible note payable, secured, 10% interest, due May 1, 2024	-	350,000
Convertible notes payable, secured, 4% interest, due March 3, 2021, in default	10,500	25,000
Convertible notes payable, 8% interest, due December 2023	-	295,000
Convertible note payable, 12% interest, due May 25	25,000	-
Convertible notes payable, 8% interest, due March 2025	20,000	-
Convertible notes payable, 12% interest, due April 2026	150,000	-
Convertible notes payable, 12% interest, due May 2026	100,000	-
Convertible note payable, 12% interest, due July 2026	50,000	-
Total convertible notes payable	699,000	1,023,500
Less unamortized discounts	-	(24,148)
Total convertible notes payable, net of discounts	699,000	999,352
Less current portion	(324,000)	(999,352)
Total convertible notes payable, net of discounts - long-term	$375,000	$-

On September 2, 2016, the Company issued $50,000 of principal amount of 12% secured convertible promissory notes and 6,250 warrants to purchase common stock (post-split). The note was due on August 31, 2018, was later extended to August 31, 2019, bears interest of twelve percent (12%) and is currently in default. The outstanding principal amounts and accrued but unpaid interest of the notes is convertible at any time at the option of the holder into common stock at a conversion price of $8.00 per share (post-split). The notes were issued with warrants to purchase up to 6,250 shares of the Company’s common stock at an exercise price of $12 per share. During the nine months ended September 30, 2024, the Company made a payment of $10,000. As of September 30, 2024 and December 31, 2023, the balance of the note was $40,000 and $50,000, respectively.

On May 2, 2017, the Company issued $50,000 of principal amount of 10% secured convertible promissory notes and 10,000 warrants to purchase common stock. The note was due on May 2, 2020 and is secured by the Company’s accounts receivable and inventory. On April 22, 2020, the note was extended to May 2, 2021. The outstanding principal amounts and accrued but unpaid interest of the notes is convertible at any time at the option of the holder into common stock at a conversion price of $4 per share (post-split). The notes were issued with warrants to purchase up to 1,250 shares (post-split) of the Company’s common stock at an exercise price of $8.00 per share. One December 31, 2021 the note was amended to cease accruing interest as of May 1,2022 and the due date of the note was amended to April 1, 2023 and on February 8, 2023 the note was extended to February 8, 2024. As of September 30, 2024 and December 31, 2023, the balance of the note was $45,000.

On February 15, 2018, the Company issued a $75,000 12% secured convertible promissory note. The note was due on February 24, 2020 and is secured by the Company’s accounts receivable and inventory. On April 22, 2020, the due date of the note was extended to February 15, 2021 for the issuance of 6,250 shares of common stock valued at $8,995. On February 22, 2022 the due date of the note was further extended to February 15, 2024. On September 3, 2024 the due date of the note was extended to February 15, 2026. As of September 30, 2024 and December 31, 2023, the balance of the note was $75,000.

On February 8, 2019, the Company issued a $50,000 10% convertible note. The note was due on February 8, 2020. As an incentive to enter into the agreement, the noteholder was also granted 7,500 shares valued at $30,000, which was recognized as a debt discount. On February 19, 2019, the Company issued a $25,000 4% convertible note. The note was due on August 19, 2019 and is convertible at a rate of $4 per share. On February 14, 2019, the noteholder agreed to extend the note through October 14, 2020. As an incentive to enter into the agreement, the noteholder was also granted 625 shares valued at $2,500, which was recognized as a debt discount. These notes were merged into one note at the time of extension with a principal amount of $75,000 and is currently in default. As of September 30, 2024 and December 31, 2023, the balance of the note was $75,000.

On November 19, 2019, the Company entered in to a $281,000 convertible note payable, including an original issue discount of $28,100 convertible promissory note pursuant to which $150,000 was borrowed, including a $18,500 discount during the year ended December 31, 2019. Interest under the convertible promissory note is 12% per annum, and the principal and all accrued but unpaid interest is due 180 days from funding, which has July 19, 2020 for the first tranche. On May 20, 2020, the noteholder agreed to extend the due date of the first tranche of funding until July 19, 2020 and is currently past due. The note is convertible at the lesser of (i) 70% multiplied by the lowest Trading Price during the previous twenty-five (25) trading day period ending on the latest complete Trading Day prior to the date of the note and 70% of the market price with a floor of $0.01. As an incentive to enter into the agreement, the noteholder was also granted 53,375 shares valued at $175,070. As of September 30, 2024 and December 31, 2023, the balance of the note was $108,500.

On May 5, 2020, the Company issued a $350,000 10% convertible note. The note is due on May 1, 2021 and is convertible at a rate of $1 per share (post-split). As an incentive to enter into the agreement the noteholder was also granted 187,500 shares (post-split) valued at $207,000, which was recognized as a debt discount. On April 21, 2021, the noteholder agreed to extend the note through May 1, 2022. As an incentive to enter into the agreement, the noteholder was also granted 12,500 shares (post-split) valued at $20,000, which was recognized as financing expense. On May 1, 2022, for the issuance of 75,000 shares valued at $87,000 on the date of commitment, the loan was further extended to May 1, 2024. On May 3, 2024, the Company issued 7,002,740 shares of common stock for the conversion of $350,000 principal and $140,288 accrued interest at $0.22 per share. As of September 30, 2024 and December 31, 2023, the balance of the note was $0 and $350,000, respectively.

On March 3, 2021, the Company issued a $25,000 4% convertible note. The note is due on March 3, 2022 and is convertible at a rate of $0.80 per share. On September 23, 2024, the Company negotiated a settlement with the noteholder. The Company made an immediate payment of $10,000 and then make 19 monthly payments of $4,500. As of September 30, 2024 and December 31, 2023, the balance of the note was $10,500 and $25,000, respectively.

On February 22, 2022 the Company entered into a $385,000, 12% note payable due on February 22, 2023. The note is convertible upon default at the higher of the closing price of the common stock on the closing date, or par value. As an inducement to enter into the agreement the Company also granted the noteholder 165,216 shares of common stock (post-split). The issuance of the note and shares resulted in a total debt discount of $158,147, with $123,147 attributable to the shares. On February 8, 2023, the note was extended to December 31, 2023. During the year ended December 31, 2023, the Company made principal payments totaling $60,000. On March 26, 2024, the Company entered a settlement agreement with the noteholder, in which the noteholder agreed to accept payment of $250,000 as settlement in full for all principal and accrued interest. As of September 30, 2024 and December 31, 2023, the balance of the note was $0 and $295,000.

On July 18, 2022, the Company entered into a $150,000 8% convertible grid note. The note is due on July 18, 2023 and is convertible at a rate of $0.80 per share. During the year ending December 31, 2023, the Company received $4,000 in advances from the note. During the year ended December 31, 2023, the Company converted the balance of the note and accrued interest into 2,254,986 shares of common stock valued at $45,100. During the nine months ended September 30, 2024, the Company received $20,000 in advance from the note. As of September 30, 2024 and December 31, 2023, the balance of the note was $20,000 and $0, respectively.

On April 23, 2024, the Company entered into a convertible note agreement for $150,000 for a 24-month period and interest rate of 12% and is convertible at $0.10 per share. As of September 30, 2024 and December 31, 2023, the balance of the note was $150,000 and $0, respectively.

On May 14, 2024, the Company entered into a convertible note agreement for $25,000 for a 12-month period and interest rate of 12% and is convertible at $0.15 per share. As of September 30, 2024 and December 31, 2023, the balance of the note was $25,000 and $0, respectively.

On May 29, 2024, the Company entered into a convertible note agreement for $100,000 for a 24-month period and interest rate of 12% and is convertible at $0.15 per share. As of September 30, 2024 and December 31, 2023, the balance of the note was $100,000 and $0, respectively.

On July 3, 2024, the Company entered into a convertible note agreement for $50,000 for a 24-month period and interest rate of 12% and is convertible at $0.15 per share. As of September 30, 2024 and December 31, 2023, the balance of the note was $50,000 and $0, respectively.

Interest expense including financing cost and amortization of the associated debt discount on all of the above convertible notes for the nine months ended September 30, 2024 and 2023 was $68,865 and $120,059, respectively.

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

Undiscounted Cash Flows

As of September 30, 2024, the right of use asset and lease liability were shown on the consolidated balance sheet at $148,133 and $151,396, respectively. The table below reconciles the fixed component of the undiscounted cash flows and the total remaining years to the operating lease liability recorded on the consolidated balance sheet as of September 30, 2024:

Amounts due as of September 30, 2024	Operating Leases
2024	$21,883
2025	87,532
2026	64,891
Total minimum lease payments	174,306
Less: effect of discounting	(22,910)
Present value of future minimum lease payments	151,396
Less: current obligations under leases	(73,891)
Long-term lease obligations	$77,505

Legal Matters

On July 6, 2020, we received a letter from the staff of the Division of Enforcement of the Securities and Exchange Commission (the “Staff”) that indicated the Company may have violated certain rules and regulations regarding a late filing notification filed by the Company and that the Staff is conducting an informal inquiry into the matter. On April 29, 2021, the Company agreed to pay civil penalties of $25,000 to the Securities and Exchange Commission in settlement of the matter. Payment shall be made in the following four installments: (1) $5,000 within 14 days of entry of the order; (2) $7,500 within 180 days of entry of the order; (3) $6,250 within 270 days of entry of the order; and (4) $6,250 within 360 days of entry of the order. As of September 30, 2024, $20,000 remained due.

On April 6, 2023, the Company was served a Summons for an Amended Complaint filed in the state of Florida with claims for Strict Liability, Negligence and Breach of Implied Warranty. The complaint, filed by an insurance company, stems from its payments for claims filed by a policy holder on two separate occasions. The first insurance claim payment was due to a leak caused by improper installation in which the contractor failed to meet local codes. The second insurance claim payment followed the contractor’s failure to properly repair the improper installation. The complaint states that the contractor failed to follow basic installation guidelines supplied with the product in either incident, resulting in damages. On June 8, 2023, the Court of Duval County, FL entered a default judgement for $38,768. As of September 30, 2024, the Company has not paid any of this balance.

NOTE 9 - STOCK WARRANTS

The following is a summary of stock warrants activity during the period ended September 30, 2024:

	Number of Shares	Weighted Average Exercise Price
Balance, December 31, 2023	1,317,387	$0.20
Warrants granted and assumed	-	-
Warrants expired	(1,071,750)	1.00
Warrants canceled	-	-
Warrants exercised	-	-
Balance outstanding and exercisable, September 30, 2024	245,637	$0.50

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

On July 7, 2024, the Company issued 25,000 shares for services pursuant to two consulting agreements.

On July 10, 2024, the Company issued 200,000 shares for services pursuant to two consulting agreements.

On July 14, 2024, the Company issued 100,000 shares for services pursuant to a consulting agreement.

On July 24, 2024, the Company issued 300,000 shares of common stock valued at $21,000 as an incentive to enter into a certain note payable.

On July 25, 2024, the Company issued 2,500,000 shares of common stock valued at $175,000 as an incentive to enter into a certain note payable.

On July 25, 2024, the Company issued 2,500,000 shares for services pursuant to a consulting agreement.

On July 26, 2024, the Company issued 600,000 shares for services pursuant to six consulting agreements.

On July 26, 2024, the Company issued 600,000 shares of common stock valued at $420,000 as an incentive to enter into a certain note payable.

On August 5, 2024, the Company issued 200,000 shares of common stock valued at $80,000 as an incentive to enter into a certain note payable.

On August 5, 2024, the Company issued 2,500,000 shares for services pursuant to an amendment to a consulting agreement.

On August 5, 2024, the Company issued 2,500,000 shares for services pursuant to a consulting agreement.

On August 6, 2024, the Company issued 600,000 shares of common stock, which was recorded in the prior year in Stock payable pursuant to a consulting agreement.

On August 8, 2024, the Company issued 150,000 shares for cash at $0.05 per share for a total of $7,500.

On August 9, 2024, the Company issued 2,000,000 shares for services pursuant to a consulting agreement.

On August 19, 2024, the Company cancelled 1,000,000 shares of common stock valued that had previously been issued as an incentive to enter into a certain note payable.

On August 29, 2024, the Company issued 2,200,000 shares of common stock valued at $836,000 as an incentive to enter into a standby letter of credit.

On August 29, 2024, the Company issued 2,550,000 shares for services pursuant to three consulting agreements.

On September 3, 2024, the Company reached a settlement agreement for 156,667 shares of common stock for the conversion of $23,500 of advances payable. These shares have been included as outstanding but have not been issued by the transfer agent.

On September 24, 2024, the Company issued 1,000,000 shares for cash at $0.10 per share for a total of $100,000.

NOTE 11 - SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date the financial statements were issued. The Company has determined that there are no other such events that warrant disclosure or recognition in the financial statements other than as set forth below.

On October 1, 2024, the Company issued 300,000 shares per a subscription agreement at $0.10 per share for $30,000 in cash.

On October 17, 2024, the Company issued 1,000,000 shares per a subscription agreement at $0.10 per share for $100,000 in cash.

On October 24, 2024, the Company issued 250,000 shares for services pursuant to a consulting agreement.

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

RESULTS OF OPERATIONS

Results of Operations for the nine months ended September 30, 2024 compared with the nine months ended September 30, 2023.

Revenues

In the nine months ended September 30, 2024, we generated $191,285 in revenues, as compared to $3,469 in revenues in the prior year. The increase in sales was attributable to sales of parts for our Gen 1 trutankless® residential and light commercial products and the start of sales of our new Gen 3 trutankless® residential products.

Cost of goods sold was $115,480 in the nine months ended September 30, 2024, as compared to $10,225 in the nine months ended September 30, 2023.

To the knowledge of management, the Company is unaware of any trends or uncertainties in the sales or costs of our products and services for the periods discussed.

Expenses

Operating expenses totaled $3,416,851 during the nine months ended September 30, 2024 as compared to $1,465,624 in the prior year. In the nine months ended September 30, 2024, our expenses primarily consisted of General and Administrative of $965,564, Research and development of $555,681 and Professional fees of $1,895,606.

General and administrative expenses decreased by $144,308, or approximately 13.0% to $965,564 for the nine months ended September 30, 2024 from $1,109,872 for the nine months ended September 30, 2023. This decrease was primarily the result of watching overall expenses of the Company.

Research and development expenses increased by $328,128, or approximately 144,2% to $555,681 for the nine months ended September 30, 2024 from $227,553 for the nine months ended September 30, 2023. This increase is attributed primarily to the increased efforts getting Gen 3 products ready for production.

Professional fees increased by $1,767,407, or approximately 1,378.6% to $1,895,606 for the nine months ended September 30, 2024 from $128,199 for the nine months ended September 30, 2023. Professional fees increased due to the increase in production efforts and financing efforts getting ready for production.

Other Income (Expenses)

Other income (expenses) increased by $1,081,372 to ($1,567,819) in the nine months ended September 30, 2024 from ($486,447) in the nine months ended September 30, 2023. The increase was primarily financing incentive related expenses.

Net Loss

In the nine months ended September 30, 2024, we generated a net loss of $4,908,865, an increase of $2,950,038 from $1,958,827 for the nine months ended September 30, 2023. This increase was attributable to the overall expenditures discussed above.

Results of Operations for the three months ended September 30, 2024 compared with the three months ended September 30, 2023.

Revenues

In the three months ended September 30, 2024, we generated $179,701 in revenues, as compared to $2,704 in revenues in the prior year. The increase in sales was attributable to sales of parts for our Gen 1 trutankless® residential and light commercial products and the start of sales of our new Gen 3 trutankless® residential products.

Cost of goods sold was $115,480 in the three months ended September 30, 2024, as compared to $10,225 in the three months ended September 30, 2023.

To the knowledge of management, the Company is unaware of any trends or uncertainties in the sales or costs of our products and services for the periods discussed.

Expenses

Operating expenses totaled $2,120,243 during the three months ended September 30, 2024 as compared to $589,820 in the prior year. In the three-month period ended September 30, 2024, our expenses primarily consisted of General and Administrative of $123,578, Research and Development of $136,124 and Professional Fees of $1,860,541.

General and administrative expenses decreased by $252,168, or approximately 22.7% to $123,578 for the three months ended September 30, 2024 from $375,746for the three months ended September 30, 2023. This decrease was primarily the result of watching overall expenses of the Company.

Research and development expenses increased by $6,750, or approximately 3.0% to $136,124 for the three months ended September 30, 2024 from $129,374 for the three months ended September 30, 2023. This increase is attributed primarily to the increased efforts getting Gen 3 products ready for production.

Professional fees increased by $1,775,841, or approximately 1,385.2% to $1,860,541 for the three months ended September 30, 2024 from $84,700 for the three months ended September 30, 2023. Professional fees increased due to the increase in production efforts and financing efforts getting ready for production.

Other Expenses

Other expenses increased by $1,228,941 to ($1,364,090) in the three months ended September 30, 2024 from ($135,149) in the three months ended September 30, 2023. The increase was primarily financing incentive related expenses.

Net Loss

In the three months ended September 30, 2024, we generated a net loss of $3,420,112, an increase of $2,687,622 from $732,490 for the three months ended September 30, 2023. This increase was attributable to the overall expenditures discussed above.

Going Concern

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.

Management evaluated all relevant conditions and events that are reasonably known or reasonably knowable, in the aggregate, as of the date the consolidated financial statements are issued and determined that substantial doubt exists about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent on the Company’s ability to generate revenues and raise capital. The Company has not generated sufficient revenues from product sales to provide sufficient cash flows to enable the Company to finance its operations internally. As of September 30, 2024, the Company had $34,719 cash on hand. On September 30, 2024, the Company had an accumulated deficit of $71,574,778. For the nine months ended September 30, 2024, the Company had a net loss of $4,908,865, and cash used in operations of $1,668,634. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year from the date of filing.

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

Liquidity and Capital Resources

At September 30, 2024, we had an accumulated deficit of $71,574,778. Primarily because of our history of operating losses and our recording of note payables, we have a working capital deficiency of $4,483,190 at September 30, 2024. Losses have been funded primarily through issuance of common stock and borrowings from our stockholders and third-party debt. As of September 30, 2024, we had $34,719 in cash, $83,046 in accounts receivable, and $84,036 in inventory. We used net cash in operating activities of $1,668,634 for the nine months ended September 30, 2024.

Cash Flows from Operating, Investing and Financing Activities

The following table provides detailed information about our net cash flow for all financial statement periods presented in this Quarterly Report. To date, we have financed our operations through the issuance of stock and borrowings.

The following table sets forth a summary of our cash flows for the nine months ended September 30, 2024 and 2023:

	Nine months ended
	September 30, 2024	September 30, 2023
Net cash used in operating activities	$(1,668,634)	$(1,243,739)
Net cash used in investing activities	-	-
Net cash provided by financing activities	1,681,900	1,238,900
Net increase/(decrease) in cash	13,266	(4,839)
Cash, beginning	21,453	84,034
Cash, ending	$34,719	$79,195

Operating activities - Net cash used in operating activities was $1668,634 for the nine months ended September 30, 2024, as compared to $1,243,739 used in operating activities for the same period in 2023. The decrease in net cash used in operating activities was primarily due to an increase in operating expenses gearing up for production.

Financing activities - Net cash provided by financing activities for the nine months ended September 30, 2024 was $1,681,900 as compared to $1,238,900 for the same period of 2023. The increase of net cash provided by financing activities was mainly attributable to increased equity and debt financing.

Ongoing Funding Requirements

As of September 30, 2024, we continue to use traditional and/or debt financing to provide the capital we need to run the business. It is possible that we may need additional funding to enable us to fund our operating expenses and capital expenditures requirements.

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

On July 6, 2020, we received a letter from the staff of the Division of Enforcement of the Securities and Exchange Commission (the “Staff”) that indicated the Company may have violated certain rules and regulations regarding a late filing notification filed by the Company and that the Staff is conducting an informal inquiry into the matter. On April 29, 2021, the Company agreed to pay civil penalties of $25,000 to the Securities and Exchange Commission in settlement of the matter. Payment shall be made in the following four installments: (1) $5,000 within 14 days of entry of the order; (2) $7,500 within 180 days of entry of the order; (3) $6,250 within 270 days of entry of the order; and (4) $6,250 within 360 days of entry of the order. As of September 30, 2024, $20,000 remained due.

On April 6, 2023, the Company was served a Summons for an Amended Complaint filed in the state of Florida with claims for Strict Liability, Negligence and Breach of Implied Warranty. The complaint, filed by an insurance company, stems from its payments for claims filed by a policy holder on two separate occasions. The first insurance claim payment was due to a leak caused by improper installation in which the contractor failed to meet local codes. The second insurance claim payment followed the contractor’s failure to properly repair the improper installation. The complaint states that the contractor failed to follow basic installation guidelines supplied with the product in either incident, resulting in damages. On June 8, 2023, the Court of Duval County, FL entered a default judgement for $38,768. As of September 30, 2024, the Company has not paid any of this balance.

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

On July 7, 2024, the Company issued 25,000 shares for services pursuant to two consulting agreements.

On July 10, 2024, the Company issued 200,000 shares for services pursuant to two consulting agreements.

On July 14, 2024, the Company issued 100,000 shares for services pursuant to a consulting agreement.

On July 24, 2024, the Company issued 300,000 shares of common stock valued at $21,000 as an incentive to enter into a certain note payable.

On July 25, 2024, the Company issued 2,500,000 shares of common stock valued at $175,000 as an incentive to enter into a certain note payable.

On July 25, 2024, the Company issued 2,500,000 shares for services pursuant to a consulting agreement.

On July 26, 2024, the Company issued 600,000 shares for services pursuant to six consulting agreements.

On July 26, 2024, the Company issued 600,000 shares of common stock valued at $42,000 as an incentive to enter into a certain note payable.

On August 5, 2024, the Company issued 200,000 shares of common stock valued at $80,000 as an incentive to enter into a certain note payable.

On August 5, 2024, the Company issued 2,500,000 shares for services pursuant to an amendment to a consulting agreement.

On August 5, 2024, the Company issued 2,500,000 shares for services pursuant to a consulting agreement.

On August 6, 2024, the Company issued 600,000 shares of common stock, which was recorded in the prior year in Stock payable pursuant to a consulting agreement.

On August 8, 2024, the Company issued 150,000 shares for cash at $0.05 per share for a total of $7,500.

On August 9, 2024, the Company issued 2,000,000 shares for services pursuant to a consulting agreement.

On August 19, 2024, the Company cancelled 1,000,000 shares of common stock valued that had previously been issued as an incentive to enter into a certain note payable.

On August 29, 2024, the Company issued 2,200,000 shares of common stock valued at $836,000 as an incentive to enter into a standby letter of credit.

On August 29, 2024, the Company issued 2,550,000 shares for services pursuant to three consulting agreements.

On September 3, 2024, the Company issued 156,667 shares of common stock for the conversion of $23,500 of advances payable.

On September 24, 2024, the Company issued 1,000,000 shares for cash at $0.10 per share for a total of $100,000.

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

Date: November 14, 2024

