Form 10-K/A
period 2023-12-31
Trutankless, Inc.
filed 2025-05-20
CIK 1429393

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

DOCUMENTS INCORPORATED BY REFERENCE: None.

  EXPLANATORY NOTE

As used in this Annual Report on Form 10-K, unless otherwise indicated, the terms “we,” “us,” “our” and “the Company” refer to Inception Mining, Inc., a Nevada corporation.

On April 2, 2024, the Company received a letter from the Securities and Exchange Commission informing the Company that the Public Accounting Oversight Board has revoked the registration of our auditor, Gries & Associates, LLC (“Gries”). The Board of Directors of Registrant approved the dismissal of Gries and dismissed Gries as the independent certifying accountant for the Registrant.

This Annual Report on Form 10-K/A (“Form 10-K/A”) is being filed as Amendment No. 1 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, which was filed with the Securities and Exchange Commission on June 26, 2024 (the “Original Filing”).

This Form 10-K/A is being filed to:

(a)	The independent certifying accountant report includes the year ended December 31, 2022;

(b)	Restate balances as identified during the audit performed by the newly appointed independent certifying accountant.

The restatements are being made in accordance with ASC 250, “Accounting Changes and Error Corrections.” The disclosure provision of ASC 250 requires a company that corrects an error to disclose that its previously issued financial statements have been restated, a description of the nature of the error, the effect of the correction on each financial statement line item and any per share amount affected for each prior period presented, and the cumulative effect on retained earnings (deficit) in the statement of financial position as of the beginning of each period presented.

The effects of the adjustments on the Company’s previously issued 2023 and 2022 consolidated financial statement reflect the changes in balances found during the audit process. For more details on this adjustment, please refer to the restatement footnote (Note 12) in the consolidated financial statements.

For the convenience of the reader, this Form 10-K/A sets forth the Original Filing in its entirety. However, this Form 10-K/A only amends and restates the Items described in Note 12, and we have not modified or updated other disclosures presented in our Original Filing, with the exception of a few typographical errors in the original file. Accordingly, this Amendment No. 1 does not reflect events occurring after the filing of our Original Filing and does not modify or update those disclosures affected by subsequent events, except as specifically referenced herein. Information not affected by this restatement is unchanged and reflects the disclosures made at the time of the Original Filing on June 26, 2024.

2

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

4

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

Recent Developments

On March 4, 2021, we announced that the Company completed the buildout of a new production laboratory and R&D facility in Scottsdale, Arizona with state-of-the-art research and testing systems for the development of new products.

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

On November 24, 2021, the Board of Directors set the record and distribution dates for the spinoff of Notation Labs, Inc. to shareholders of record of December 10, 2021.

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

RESULTS OF OPERATIONS

Revenues

In the year ended December 31, 2023 we generated $3,549 in revenues, as compared to $73,008 in revenues in the prior year. The decrease in sales was attributable to less sales of our trutankless® residential and light commercial products. Cost of goods sold was $0, as compared to $466,937 in the prior year.

To the knowledge of management, the Company is unaware of any trends or uncertainties in the sales or costs of our products and services for the periods discussed.

Expenses

Operating expenses totaled $1,345,917 during the year ended December 31, 2023 as compared to $3,766,160 in the prior year. In the year ended December 31, 2023, our expenses primarily consisted of General and Administrative of $463,720, Research and Development of $432,631 and Professional fees of $449,566.

General and administrative fees decreased by $2,860,864 from the year ended December 31, 2022 to the year ended December 31, 2023. General and administrative fees decreased due to a decrease in consulting fees associated with business development of $2,394,014 and a decrease in expenses for a change in accounting estimation policy of $623,220.

Research and Development increased by $177,543 from the year ended December 31, 2022 to the year ended December 31, 2023. Research and Development fees increased due to increased consulting fees associated with the Company’s research and development efforts.

Professional fees increased $263,078 from the year ended December 31, 2022 to the year ended December 31, 2023. Professional fees increased due to an increase in legal and accounting fees associated with the normal operations of the business.

Other Expenses

Other expense increased by $210,679 to $808,106 in the year ended December 31, 2023 from $597,427 for the year ended December 31, 2022. The increase was the result of an increase in interest expense and a settlement expense during the year.

Net Loss

In the year ended December 31, 2023, we generated a net loss of $2,150,474, a decrease of $2,607,402 from $4,757 516 for the year ended December 31, 2022. This decrease was attributable to the factors discussed above.

Going Concern

The financial statements included in this filing have been prepared in conformity with generally accepted accounting principles that contemplate the continuance of the Company as a going concern.

Management evaluated all relevant conditions and events that are reasonably known or reasonably knowable, in the aggregate, as of the date the consolidated financial statements are issued and determined that substantial doubt exists about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent on the Company’s ability to generate revenues and raise capital. The Company has not generated sufficient revenues from product sales to provide sufficient cash flows to enable the Company to finance its operations internally. As of December 31, 2023 and 2022, the Company had $21,452 and $85,804 cash on hand, respectively. At December 31, 2023 and 2022, the Company has an accumulated deficit of $66,915,867 and $64,765,393, respectively. For the years ended December 31, 2023 and 2022, the Company had a net loss of $2,150,474 and $4,757,516, and cash used in operations of $1,990,470 and $1,706,849, respectively.  These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year from the date of filing.

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

Liquidity and Capital Resources

At December 31, 2023, we had an accumulated deficit of $66,915,867 and a working capital deficiency of $7,499,731. As of December 31, 2023, we had 21,452 in cash.

Cash Flows from Operating, Investing and Financing Activities

The following table provides detailed information about our net cash flow for all financial statement periods presented in this Annual Report. To date, we have financed our operations through the issuance of stock and borrowings.

The following table sets forth a summary of our cash flows for the years ended December 31, 2023 and 2022:

	Year ended December 31,
	2023	2022
Net cash used in operating activities	$1,990,470)	$(1,706,849)
Net cash used in investing activities	-	(204,517)
Net cash provided by financing activities	1,926,118	1,937,444
Net increase/(decrease) in Cash	(654,352)	26,078
Cash, beginning	85,804	59,726
Cash, ending	$21,452	$85,804

Operating activities

Net cash used in operating activities was $1,990,470 for the year ended December 31, 2023, as compared to $1,706,849 used in operating activities for the same period in 2022. The decrease in net cash used in operating activities was primarily due to the decrease in net loss during the year ended December 31, 2023.

Investing activities

Net cash used in investing activities for the year ended December 31, 2023 was $0, as compared to $204,517 for the same period of 2022. The decrease of net cash used in investing activities was mainly from the cash held by the subsidiary spun-off during the year ended December 31, 2022.

Financing activities

Net cash provided by financing activities for the year ended December 31, 2023 was $1,926,118, as compared to $1,937,444 for the same period of 2022. The decrease of net cash provided by financing activities was mainly to a decrease in debt financing during the year ended December 31, 2023.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Related Persons

Accounts payable and accrued liabilities – related party

Notes payable - related party consist of the following at:

	December 31, 2023	December 31, 2022
Note payable, secured, 5% interest, due on demand	$19,450	$19,450
Note payable, secured, 12% interest, due April 26, 2024	60,000	60,000
Note payable, secured, 12% interest, due April 30, 2026	122,500	122,500
Note payable, secured, 30% interest, due August 31, 2025	125,000	-
Note payable, secured, 18% interest, due July 25, 2024	40,000	-
Total Notes Payable - related party	366,950	201,950
Less unamortized debt discounts	-	-
Total Notes Payable	366,950	201,950
Less current portion	(119,450)	(19,450)
Total Notes Payable - long term	$247,500	$182,500

During the year ending December 31, 2023 the Company received $25,000 under a note payable from a director of the Company and made repayment of $25,000 under the same note. As of December 31, 2023 and 2022, the Company had one note payable due to a director of the Company in the amount of $19,450 and $19,450, respectively. The note has an interest rate of 5% and is due on demand.

As of December 31, 2023 and 2022, the Company had one note payable due to an officer of the Company in the amount of $60,000 and $60,000, respectively. As of the period ended December 31, 2022, the Company has received advances under the note of $125,500 and made repayment of $65,500. The note has an interest rate of 12% and is due April 26, 2024.

On April 30, 2021, the Company entered into a $150,000, 12% grid note payable with a Company controlled by the CEO that is due upon demand but no later than April 30, 2022. As of December 31, 2023 and 2022, the Company has received advances under the note of $20,500 and $102,000 and made repayment of $0 and $0, respectively. As of December 31, 2023 and 2022, the notes had balances of $122,500 and $122,500 respectively and is due April 30, 2024.

On January 8, 2021, the Company entered into a $125,000, 30% note payable due on June 8, 2021. Under the note the Company must make interest only payments of $3,125 starting on February 10, 2021 and continuing through maturity. On December 31, 2021, the noteholder extended the due date to June 8, 2022 for $1,250. On September 1, 2023, the noteholder sold the ownership of the note to an entity under common ownership of a related party who concurrently amended the terms of the note with the Company to accrue interest and to extend the maturity date of the note to August 31, 2025. This assignment makes this a related party note and has been disclosed in notes payable for December 31, 2022 (Note 6 - notes payable). As of December 31, 2023 and 2022 the balance of the note was $125,000 and $0, respectively.

On July 23, 2023, the Company entered into a $40,000, 12% note payable with an entity under common control of a related party on July 22, 2024.

Interest expense associated with the related party notes for the years ended December 31, 2023 and 2022 was $66,100 and $30,456 respectively.

Convertible notes payable - related party consist of the following at:

	December 31, 2023	December 31, 2022
Convertible note payable, 8% interest, due December 2024	$2,205,623	$1,628,930
Convertible note payable, 12% interest, due December 2023	400,000	400,000
Convertible note payable, 12% interest, due July 2023	-	100,000
Convertible note payable, 12% interest, due December 2024	150,000	-
Convertible note payable, 12% interest, due December 2024	85,000	-
Total Notes Payable - related party	2,840,623	2,128,930
Less unamortized debt discounts	-	-
Total Notes Payable	2,840,623	2,128,930
Less current portion	(2,840,623)	(500,000)
Total Notes Payable - long term	$-	$1,628,930

On September 1, 2022, the Company entered into a $2,500,000 8% convertible grid note with Notation Labs, Inc, a company commonly controlled by a director of the Company. The note is due on December 31, 2024 and is convertible at a rate of $0.80 per share (post-split). During the year ending December 31, 2023 and 2022, the Company received $1,190,853 and $1,365,180 in net advances from the note and made payments of $479,160 and $108,750 on the note, respectively. As of December 31, 2023 and 2022 the balance of the note was $2,205,623 and $1,628,930, respectively.

On July 26, 2022, the Company issued a $400,000 12% convertible promissory note to a company commonly controlled by a director of the Company. The note is due on December 15, 2023 and is convertible into shares of the Company’s common stock at a rate of $0.08 per share. As of December 31, 2023 and 2022 the balance of the note was $400,000 and $400,000, respectively.

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

Interest expense on all of the above convertible notes for the years ended December 31, 2023 and 2022 was $251,463 and $184,244, respectively.

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

Fee Category	Fiscal 2023 Fees	Fiscal 2022 Fees

Audit Fees	$47,700	$79,750
Audit Related Fes	-	-
Tax Fees	-	-
All Other Fees	-	-

Total Fees	$47,700	$79,750

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

Date: May 20, 2025

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Guy Newman
Guy Newman	Director and Principal Executive and Financial Officer	May 20, 2025

/s/ Robertson J. Orr
Robertson James Orr	Director	May 20, 2025

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and

Board of Directors of Trutankless, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Trutankless, Inc. (the “Company”) as of December 31, 2023 (restated), and December 31, 2022, and the related consolidated statements of operations, stockholders’ deficit, and cash flows, for the years ended December 31, 2023 (restated), and December 31, 2022, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 (restated), and December 31, 2022, and the results of its operations and its cash flows for the years ended December 31, 2023 (restated), and December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt about the Company's ability to continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As of December 31, 2023 (restated), and December 31, 2022, the Company had an accumulated deficit of $66,915,867, and $64,765,393 respectively. The Company has not established sufficient revenue to cover its operating costs for the next twelve (12) months. These factors raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the Board of Directors (audit committee equivalent) and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

VICTOR MOKUOLU, CPA PLLC
We have served as the Company’s auditor since 2024.
Houston, Texas

May 20, 2025

PCAOB ID: 6771

TRUTANKLESS, INC

RESTATED CONSOLIDATED BALANCE SHEETS

	December 31, 2023	December 31, 2022
ASSETS
Current assets
Cash	$21,452	$85,804
Accounts receivable	-	7,219
Prepaid expenses	5,000	-
Total current assets	26,452	93,023

Other non-current assets
Right to use asset	203,477	98,625
Trademarks	11,914	11,914
Other assets	13,947	3,410
Total other non-current assets	229,338	113,949
Total assets	$255,790	$206,972

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable and accrued liabilities	$1,444,983	$1,061,089
Accounts payable and accrued liabilities - related party	-	150,771
Lease liability	64,199	51,223
Accrued interest payable - related party	477,948	202,066
Promissory notes - royalty agreements liabilities	417,500	-
Notes payable - related party	119,450	19,450
Notes payable, net of debt discount	1,030,000	572,262
Convertible notes payable, net of debt discount	1,008,980	911,249
Convertible notes payable - related party	2,840,623	500,000
Total current liabilities	7,403,683	3,468,110

Long-term liabilities
Lease liability - long-term	144,702	44,520
Notes payable - long term, net of debt discount	-	124,141
Notes payable - related party, non-current	247,500	182,500
Convertible notes payable, net of debt discount, non-current	-	292,040
Convertible notes payable - related party, non-current	-	1,628,930
Total long-term liabilities	392,202	2,272,131
Total liabilities	7,795,885	5,740,241

Commitments and Contingencies (Note 7)	-	-

Stockholders' deficit
Series B Preferred stock, $0.001 par value, 10,000 shares authorized, 10,000 shares issued and outstanding	10	10
Common stock, $0.001 par value, 150,000,000 shares authorized, 38,773,230 and 20,367,477 shares issued and outstanding as of December 31, 2023 and 2022, respectively	38,773	20,367
Additional paid in capital	57,802,509	54,346,136
Subscriptions payable	1,534,480	4,865,611
Accumulated deficit	(66,915,867)	(64,765,393)
Total stockholders' deficit	(7,540,095)	(5,533,269)
Total liabilities and stockholders' deficit	$255,790	$206,972

See accompanying notes to the consolidated financial statements.

TRUTANKLESS, INC

RESTATED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended
	December 31, 2023	December 31, 2022

Revenue	$3,549	$73,008
Cost of goods sold	-	466,937
Gross profit	3,549	(393,929)

Operating expenses
General and administrative	463,720	3,324,584
Research and development	432,631	255,088
Professional fees	449,566	186,488
Total operating expenses	1,345,917	3,766,160
Loss from operations	(1,342,368)	(4,160,089)

Other income (expenses)
Gain/Loss on change of derivative liability	-	15,845
Loss on forgiveness of debt	(5,757)	-
Settlement expense	(38,768)	-
Interest expense	(763,581)	(613,272)
Total other income (expenses)	(808,106)	(597,427)
Net loss before tax provision	(2,150,474)	(4,757,516)
Tax provision	-	-
Net loss from continuing operations	(2,150,474)	(4,757,516)
Net loss from discontinued operations	-	(26,489)
Net loss	$(2,150,474)	$(4,784,005)

Net loss per common share from continuing operations - basic and diluted	$(0.08)	$(0.24)
Net loss per common share from discontinued operations- basic and diluted	$-	$(0.00)
Net loss per common share - basic and diluted	$(0.08)	$(0.24)

Weighted average number of common shares outstanding - basic and diluted	28,436,063	20,339,391

See accompanying notes to the consolidated financial statements.

TRUTANKLESS, INC

RESTATED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

	Preferred Stock		Common Stock		Additional Paid-in	Subscriptions	Accumulated
	Shares	Amount	Shares	Amount	Capital	Payable	Deficit	Total
Balance, December 31, 2021	10,000	$10	20,217,451	$20,217	$54,170,266	$2,288,551	$(60,372,829)	$(3,893,785)
Stock issued for services	-	-	23,750	24	4,980	2,389,010	-	2,394,014
Shares issued in debt modification	-	-	87,500	88	101,412	188,000	-	289,500
Shares issued for debt discount	-	-	165,216	165	189,833	-	-	189,998
Shares issued for the settlement of accrued expenses	-	-	-	-	17,973	50	-	18,023
Cancellation of commitment shares	-	-	(126,440)	(127)	(157,923)	-	-	(158,050)
Imputed interest	-	-	-	-	19,595	-	-	19,595
Spin-off of Notation Labs, Inc.	-	-	-	-	-	-	391,441	391,441
Net loss	-	-	-	-	-	-	(4,784,005)	(4,784,005)
Balance, December 31, 2022	10,000	10	20,367,477	20,367	54,346,136	4,865,611	(64,765,393)	(5,533,269)
Stock issued for services	-	-	5,775,000	5,775	2,536,895	(2,535,020)	-	7,650
Shares issued for debt restructuring	-	-	115,973	116	(89)	(27)	-	-
Shares issued in debt modification	-	-	478,300	478	75,865	(33,140)	-	43,203
Shares issued for the settlement of notes payable	-	-	12,036,480	12,037	843,702	(139,724)	-	716,015
Effects of change in accounting policy	-	-	-	-	-	(623,220)	-	(623,220)
Net loss	-	-	-	-	-	-	(2,150,474)	(2,150,474)
Balance, December 31, 2023	10,000	$10	38,773,230	$38,773	$57,802,509	$1,534,480	$(66,915,867)	$(7,540,095)

See accompanying notes to the consolidated financial statements.

TRUTANKLESS, INC

RESTATED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended
	December 31, 2023	December 31, 2022
Cash Flows from Operating Activities
Net loss from continuing operations	$(2,150,474)	$(4,757,516)
Net loss from discontinued operations	-	(26,489)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	129	12,615
Provision for allowance on accounts receivable	7,369	-
Imputed interest	-	19,595
Shares issued for services	7,650	2,394,014
Effects of change in accounting policy	(623,220)	-
Cancellation of commitment shares	-	(158,050)
Shares issued in debt modification	43,203	289,500
Amortization of right-of-use asset	8,306	(6,598)
Amortization of debt discount	226,578	244,468
Changes in assets and liabilities
Accounts receivable	(150)	(1,795)
Inventory	-	119,418
Prepaid expenses	(5,000)	-
Deposits	(10,666)	-
Accounts payable and accrued liabilities	229,922	19,097
Accounts payable and accrued liabilities - related party	-	21,071
Interest payable - related party	275,883	124,646
Operating cash flow used in continued operations	(1,990,470)	(1,706,024)
Operating cash flow used in discontinued operations	-	(825)
Net cash used in operating activities	(1,990,470)	(1,706,849)

Cash Flows from Investing Activities:
Cash held by subsidiary at spin-off	-	(204,517)
Net cash used in investing activities	-	(204,517)

Cash Flows from Financing Activities:
Proceeds from advance payable	7,500	-
Repayments of advance payable	(4,300)	-
Proceeds from notes payable	1,000,227	-
Repayments of notes payable	(224,840)	(301,904)
Proceeds from convertible notes payable	239,000	377,700
Repayments of convertible notes payable	(255,683)	(70,382)
Proceeds from notes payable - related party	616,693	1,672,530
Repayments from notes payable - related party	(100,000)	(65,500)
Proceeds from promissory notes – royalty agreements	417,500	-
Proceeds from sale of common stock	230,021	-
Financing cash flows from continued operations	1,926,118	1,612,444
Financing cash flows from discontinued operations	-	325,000
Net cash provided by financing activities	1,926,118	1,937,444

Net change in cash	(64,352)	26,078
Cash of continuing operations, beginning of year	85,804	59,726
Cash of continued operations at end of year	$21,452	$85,804

Supplemental disclosure of cash flow information
Cash paid for interest	$1,468	$213,618
Cash paid for taxes	$-	$-

SUPPLEMENTARY DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Notes and accrued interest settled with stock	$716,015	$18,000

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

Spinoff - On January 24, 2022, the Company completed the previously announced spin-off of its subsidiary Notation Labs Inc into a stand-alone company. The historical results of Notation Labs Inc that were contributed to Trutankless Inc in the spinoff have been reflected as discontinued operations in our consolidated financial statements through the date of the spinoff and in the prior year periods as the spinoff represents a strategic shift in our business that has a major effect on operations and financial results. As of December 31, 2022, the assets and liabilities associated with Notation Labs Inc. are classified as assets and liabilities of discontinued operations in the consolidated balance sheet. The disclosures presented in our notes to the consolidated financial statements are presented on a continuing operations basis.

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

Change in accounting policy

During the year ended December 31, 2023, the Company changed its policy regarding unissued stock. Previously, the Company had used a last in, first out method for estimating its stock payable balance. During the year ended December 31, 2023, the Company changed to a first in, first out method for estimating the stock payable balance. This resulted in a credit to general and administrative expenses of $623,220 during the year ended December 31, 2023.

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

Earnings per share

The Company follows ASC Topic 260 to account for the earnings per share. Basic earnings per common share (“EPS”) calculations are determined by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per common share calculations are determined by dividing net income by the weighted average number of common shares and dilutive common share equivalents outstanding. During periods when common stock equivalents, if any, are anti-dilutive they are not considered in the computation. There are 1,534,480 additional shares issuable in connection with outstanding warrants, stock payable, and convertible debts as of December 31, 2023.

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

Research and development costs

The Company charges research and development costs to expense when incurred in accordance with FASB ASC 730, “Research and Development”. These research and development expenses are not related to the patent that the Company has, but are focused on future product developments. Research and development costs were $432,631 and $255,088 for the years ended December 31, 2023 and 2022, respectively.

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

Management evaluated all relevant conditions and events that are reasonably known or reasonably knowable, in the aggregate, as of the date the consolidated financial statements are issued and determined that substantial doubt exists about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent on the Company’s ability to generate revenues and raise capital. The Company has not generated sufficient revenues from product sales to provide sufficient cash flows to enable the Company to finance its operations internally. As of December 31, 2023 and 2022, the Company had $21,452 and $85,804 cash on hand, respectively. At December 31, 2023 and 2022, the Company has a working capital deficit of $7,377,231 and $3,375,087, respectively. At December 31, 2023 and 2022, the Company has an accumulated deficit of $66,915,867 and $64,765,393, respectively. For the years ended December 31, 2023 and 2022, the Company had a net loss of $2,150,474 and $4,784,005 and cash used in operations of $1,990,470 and $1,706,849, respectively. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year from the date of filing.

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

NOTE 4 – ROYALTY AGREEMENTS LIABILITIES

In November and December 2023, the Company issued 15 promissory note royalty agreements to investors for a total of $417,500. These agreements require the Company to pay up to $50 per unit sold in royalties to these investors based on their investment amounts. The units sold royalty obligation shall commence upon the 500th unit that is produced and sold and continue for 6 (six) calendar years from the anniversary date of the receipt of the first royalty payment. As of December 31, 2023, the Company had not produced any units relating to these royalty agreements, thus there is no units sold royalty obligation accumulated.

NOTE 5 - RELATED PARTY

Accounts payable and accrued liabilities – related party

As of December 31, 2023 and 2022 the Company had received advances from a related party of $31,000 and $27,800, respectively.

Notes payable - related party consist of the following at:

	December 31, 2023	December 31, 2022
Note payable, secured, 5% interest, due on demand	$19,450	$19,450
Note payable, secured, 12% interest, due April 26, 2024	60,000	60,000
Note payable, secured, 12% interest, due April 30, 2026	122,500	122,500
Note payable, secured, 30% interest, due August 31, 2025	125,000	-
Note payable, secured, 18% interest, due July 25, 2024	40,000	-
Total Notes Payable - related party	366,950	201,950
Less unamortized debt discounts	-	-
Total Notes Payable	366,950	201,950
Less current portion	(119,450)	(19,450)
Total Notes Payable - long term	$247,500	$182,500

During the year ending December 31, 2023 the Company received $25,000 under a note payable from a director of the Company and made repayment of $25,000 under the same note. As of December 31, 2023 and 2022, the Company had one note payable due to a director of the Company in the amount of $19,450 and $19,450, respectively. The note has an interest rate of 5% and is due on demand.

As of December 31, 2023 and 2022, the Company had one note payable due to an officer of the Company in the amount of $60,000 and $60,000, respectively. As of the period ended December 31, 2022, the Company has received advances under the note of $125,500 and made repayment of $65,500. The note has an interest rate of 12% and is due April 26, 2024.

On April 30, 2021, the Company entered into a $150,000, 12% grid note payable with a Company controlled by the CEO that is due upon demand but no later than April 30, 2022. As of December 31, 2023 and 2022, the Company has received advances under the note of $20,500 and $102,000 and made repayment of $0 and $0, respectively. As of December 31, 2023 and 2022, the notes had balances of $122,500 and $122,500 respectively and is due April 30, 2024.

On January 8, 2021, the Company entered into a $125,000, 30% note payable due on June 8, 2021. Under the note the Company must make interest only payments of $3,125 starting on February 10, 2021 and continuing through maturity. On December 31, 2021, the noteholder extended the due date to June 8, 2022 for $1,250. On September 1, 2023, the noteholder sold the ownership of the note to an entity under common ownership of a related party who concurrently amended the terms of the note with the Company to accrue interest and to extend the maturity date of the note to August 31, 2025. This assignment makes this a related party note and has been disclosed in notes payable for December 31, 2022 (Note 6 - notes payable). As of December 31, 2023 and 2022 the balance of the note was $125,000 and $0, respectively.

On July 23, 2023, the Company entered into a $40,000, 12% note payable with an entity under common control of a related party on July 22, 2024.

Interest expense associated with the related party notes for the years ended December 31, 2023 and 2022 was $66,100 and $30,456 respectively.

Convertible notes payable - related party consist of the following at:

	December 31, 2023	December 31, 2022
Convertible note payable, 8% interest, due December 2024	$2,205,623	$1,628,930
Convertible note payable, 12% interest, due December 2023	400,000	400,000
Convertible note payable, 12% interest, due July 2023	-	100,000
Convertible note payable, 12% interest, due December 2024	150,000	-
Convertible note payable, 12% interest, due December 2024	85,000	-
Total Notes Payable - related party	2,840,623	2,128,930
Less unamortized debt discounts	-	-
Total Notes Payable	2,840,623	2,128,930
Less current portion	(2,840,623)	(500,000)
Total Notes Payable - long term	$-	$1,628,930

On September 1, 2022, the Company entered into a $2,500,000 8% convertible grid note with Notation Labs, Inc, a company commonly controlled by a director of the Company. The note is due on December 31, 2024 and is convertible at a rate of $0.80 per share (post-split). During the year ending December 31, 2023 and 2022, the Company received $1,190,853 and $1,365,180 in net advances from the note and made payments of $479,160 and $108,750 on the note, respectively. As of December 31, 2023 and 2022 the balance of the note was $2,205,623 and $1,628,930, respectively.

On July 26, 2022, the Company issued a $400,000 12% convertible promissory note to a company commonly controlled by a director of the Company. The note is due on December 15, 2023 and is convertible into shares of the Company’s common stock at a rate of $0.08 per share. As of December 31, 2023 and 2022 the balance of the note was $400,000 and $400,000, respectively.

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

Interest expense on all of the above convertible notes for the years ended December 31, 2023 and 2022 was $251,463 and $184,244, respectively.

NOTE 6 - NOTES PAYABLE

Notes payable consist of the following at:

	December 31, 2023	December 31, 2022
Note payable, secured, 12% interest, due June 2024	$-	$70,920
Note payable, secured, 12% interest, due June 2024	300,000	300,000
Notes payable, secured, 12% interest, due April 2022	95,000	95,000
Note payable, secured, 30% interest, due June 8, 2022	-	125,000
Notes payable, secured, 12% interest, due December 2023	10,000	10,000
Notes payable, unsecured, 8% interest, due on demand	-	13,000
Notes payable, secured, 12% interest, due June 2024	-	140,920
Notes payable, 12% interest, due starting August 2024	625,000	-
Total notes Payable	1,030,000	754,840
Less unamortized debt discounts	-	(58,437)
Total Notes Payable	1,030,000	696,403
Less current portion	(1,030,000)	(572,262)
Total Notes Payable - long term	$-	$124,141

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

On January 8, 2021, the Company entered into a $125,000, 30% note payable due on June 8, 2021. Under the note the Company must make interest only payments of $3,125 starting on February 10, 2021 and continuing through maturity. On December 31, 2021, the noteholder extended the due date to June 8, 2022 for $1,250. On September 1, 2023, the noteholder sold the ownership of the note to an entity under common ownership of a related party who concurrently amended the terms of the note with the Company to accrue interest and to extend the maturity date of the note to August 31, 2025. This assignment makes this a related party note for the year ended December 31, 2023 and has been disclosed in the related party note (see Note 5 - notes payable – related parties). As of December 31, 2023 and 2022 the balance of the note was $0 and $125,000, respectively.

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

Convertible notes payable, net of debt discount consist of the following:

	December 31, 2023	December 31, 2022
Convertible note payable, secured, 12% interest, due August 31, 2019, in default	$50,000	$50,000
Convertible note payable, secured, 12% interest, due May 2, 2024	-	100,000
Convertible note payable, secured, 10% interest, due February 2024	45,000	45,000
Convertible note payable, secured, 10% interest, due May 22, 2020, in default	-	5,000
Convertible note payable, secured, 12% interest, due Feb 15, 2024	75,000	75,000
Convertible notes payable, secured, 4% interest, due October 14, 2020, in default	75,000	75,000
Convertible note payable ,12% interest, due May 2020, in default	108,500	162,750
Convertible note payable, secured, 10% interest, due May 1, 2024	350,000	350,000
Convertible note payable, secured, 12% interest, due February 8, 2024	-	95,000
Convertible notes payable, secured, 4% interest, due March 3, 2021, in default	25,000	25,000
Convertible notes payable, secured, 10% interest, due December 2021, in default	-	10,000
Convertible notes payable, 8% interest, due December 2023	295,000	355,000
Convertible notes payable, 8% interest, due July 2023	-	38,200
Total notes payable	1,023,500	1,385,950
Less unamortized discounts	(14,520)	(182,661)
Total convertible notes payable, net	1,008,980	1,203,289
Less current portion	(1,008,980)	(911,249)
Convertible notes payable, net – long-term	$-	$292,040

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

Interest expense including financing cost and amortization of the associated debt discount on all of the above convertible notes for the year ended December 31, 2023 and 2022 was $115,506 and $151,860, respectively.

NOTE 7 - COMMITMENTS AND CONTINGENCIES

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

Undiscounted Cash Flows

As of December 31, 2023, the right of use asset and lease liability were shown on the consolidated balance sheet at $203,477 and $208,901, respectively. The table below reconciles the fixed component of the undiscounted cash flows and the total remaining years to the operating lease liability recorded on the consolidated balance sheet as of December, 2023:

Amounts due as of December 31, 2023	Operating Leases
2024	$84,726
2025	87,655
2026	72,998
Total minimum lease payments	$245,379
Less: effect of discounting	(36,478)
Present value of future minimum lease payments	$208,901
Less: current obligations under leases	(64,199)
Long-term lease obligations	$144,702

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

NOTE 9 - INCOME TAXES

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

As of December 31, 2023, the Company had net operating loss carryforwards of approximately $66,915,867 and net operating loss carryforwards expire in 2024 through 2031. The current year’s net operating loss will carryforward indefinitely, limited to 80% of the current year taxable income. The deferred income tax asset is derived by taking the net operating loss carryforward of $66,915,867 times the 21% effective tax rate totaling $13,999,842.

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

NOTE 11 - SPIN-OFF OF NOTATION LABS, INC. (DISCONTINUED OPERATIONS)

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

Assets
Cash and cash equivalents	$204,517
Due to related party	486,500
Total assets of discontinued operations	691,017

Liabilities
Trade accounts payable and accrued liabilities	75,918
Due to related party	200
Notes payable - related party	400,000
Notes payable	21,340
Stock subscription payable	125,000
Royalty liability	460,000
Total current liabilities of discontinued operations	1,082,458
Net liabilities attributable to Notation Labs, Inc.	$(391,441)

Discontinued Operations

On January 24, 2022, the Company spun-off its subsidiary, Notation Labs, Inc. (Notation). Effective January 24, 2022, the Notation was spun-off into its own entity and it ceased being a subsidiary of the Company.

In accordance with the provisions of ASC 205-20, the Company had zero assets and liabilities of the discontinued operations (held for sale) in the consolidated balance sheets.

In accordance with the provisions of ASC 205-20, the Company has not included in the results of continuing operations the results of operations of the discontinued operations in the Consolidated Statements of Operations. The results of operations for this entity for the years ended December 31, 2023 and 2022, have been reflected as discontinued operations in the Consolidated Statements of Operations, and consist of the following:

	December 31, 2023	December 31, 2022
Selling, general and administrative expenses	$-	$683
Research and development	-	25,804
Other (income) expense, net	-	2
Loss from discontinued operations before taxes	-	26,489
Tax provision	-	-
Loss from discontinued operations, net of taxes	$-	$26,489

In accordance with the provisions of ASC 205-20, the Company has separately reported the cash flow activity of the discontinued operations in the Consolidated Statements of Cash Flows. The cash flow activity from discontinued operations for the years ended December 31, 2023 and 2022, have been reflected as discontinued operations in the Consolidated Statements of Cash Flows and consist of the following:

	December 31, 2023	December 31, 2022
Cash Flows from Operating Activities:
Net loss	$-	$(26,489)
Accounts payable and accrued liabilities	-	(825)
Net cash used in operating activities	$-	$(27,314)

Cash Flows from Investing Activities:
Cash held by subsidiary at spin-off	$-	$(204,517)
Net cash used in investing activities	$-	$(204,517)

Cash Flows from Financing Activities:
Proceeds from notes payable related party	$-	$200,000
Proceeds from common stock sale	-	125,000
Net cash provided by financing activities	$-	$325,000

NOTE 12 - RESTATEMENT

The Company has restated the 2023 and 2022 consolidated financial statements as originally presented in its 10K filed on June 26, 2024.

On April 2, 2024, the Company received a letter from the Securities and Exchange Commission informing the Company that the Public Accounting Oversight Board has revoked the registration of our auditor, Gries & Associates, LLC (“Gries”). The Board of Directors of Registrant approved the dismissal of Gries and dismissed Gries as the independent certifying accountant for the Registrant.

This Annual Report on Form 10-K/A (“Form 10-K/A”) is being filed as Amendment No. 1 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, which was filed with the Securities and Exchange Commission on June 26, 2024 (the “Original Filing”).

This Form 10-K/A is being filed to:

(a)	The independent certifying accountant report includes the year ended December 31, 2022;

(b)	Restate balances as identified during the audit performed by the newly appointed independent certifying accountant.

The restatements are being made in accordance with ASC 250, “Accounting Changes and Error Corrections.” The disclosure provision of ASC 250 requires a company that corrects an error to disclose that its previously issued financial statements have been restated, a description of the nature of the error, the effect of the correction on each financial statement line item and any per share amount affected for each prior period presented, and the cumulative effect on retained earnings (deficit) in the statement of financial position as of the beginning of the each period presented.

The changes and explanation of such are as follows:

Consolidated balance sheet as of December 31, 2023:

	Originally Reported	Adjustments	As Restated
Cash	$21,453	$(1)	$21,452
Total Current Assets	26,453	(1)	26,452
Total Assets	255,791	(1)	255,790
Accounts Payable and Accrued Liabilities	1,470,478	(25,495)	1,444,983
Accrued Interest Payable - Related Party	368,952	108,996	477,948
Notes Payable - Related Party	241,950	(122,500)	119,450
Convertible Notes Payable, net of Debt Discount	999,352	9,628	1,008,980
Total Current Liabilities	7,433,054	(29,371)	7,403,683
Notes Payable - Related Party, Non-Current	125,000	122,500	247,500
Total Liabilities	7,702,756	93,129	7,795,885
Additional Paid-in Capital	57,717,685	84,824	57,802,509
Subscriptions Payable	1,462,480	72,000	1,534,480
Accumulated Deficit	(66,665,913)	(249,954)	(66,915,867)
Total Stockholders' Deficit	(7,446,965)	(93,130)	(7,540,095)
Total Liabilities and Stockholders' Deficit	$255,791	$(1)	$255,790

Consolidated balance sheet as of December 31, 2022:

	Originally Reported	Adjustments	As Restated
Cash	$84,034	$1,770	$85,804
Inventory	117,980	(117,980)	-
Total Current Assets	209,233	(116,210)	93,023
Right-to-Use Asset	100,125	(1,500)	98,625
Other Assets	1,910	1,500	3,410
Total Assets	323,182	(116,210)	206,972
Accounts Payable and Accrued Liabilities	1,062,385	(1,296)	1,061,089
Accounts Payable and Accrued Liabilities – Related Party	164,300	(13,529)	150,771
Accrued Interest Payable - Related Party	93,069	108,997	202,066
Notes Payable - Related Party	121,450	(102,000)	19,450
Notes Payable, net of Debt Discount	684,380	(112,118)	572,262
Convertible Notes Payable, net of Debt Discount	1,329,121	(417,872)	911,249
Total Current Liabilities	4,005,928	(662,818)	3,343,110
Notes Payable - Long Term, net of Debt Discount	70,460	53,681	124,141
Notes Payable - Related Party, Non-Current	125,500	182,000	307,500
Convertible Notes Payable, net of Debt Discount, Non-Current	-	292,040	292,040
Total Liabilities	5,875,338	(135,097)	5,740,241
Additional Paid-in Capital	54,261,311	84,825	54,346,136
Subscriptions Payable	4,793,611	72,000	4,865,611
Accumulated Deficit	(64,627,455)	(137,938)	(64,765,393)
Total Stockholders' Deficit	(5,552,156)	18,887	(5,533,269)
Total Liabilities and Stockholders' Deficit	$323,182	$(116,210)	$206,972

Consolidated Statement of Operations for the year ended December 31, 2023:

	Originally Reported	Restatement Adjustment	As Restated
General and Administrative Expenses	$536,617	$(72,897)	$463,720
Research and Development Expenses	441,534	(8,903)	432,631
Total Operating Expenses	1,427,717	(81,800)	1,345,917
Loss from Operations	(1,424,168)	81,800	(1,342,368)
Interest Expense	(569,765)	(193,816)	(763,581)
Total Income (Expenses)	(614,290)	(193,816)	(808,106)
Net Loss	(2,038,458)	(112,016)	(2,150,474)
Net Loss per Common Share from Continuing Operations - Basic and Diluted	(0.07)	(0.01)	(0.08)
Net Loss per Common Share from Discontinued Operations - Basic and Diluted	-	-	-
Net Loss per Common Share - Basic and Diluted	$(0.07)	$(0.01)	$(0.08)

Consolidated Statement of Operations for the year ended December 31, 2022:

	Originally Reported	Restatement Adjustment	As Restated
Revenue	$73,009	$(1)	$73,008
Cost of Goods Sold	22,552	444,385	466,937
Gross Profit (Loss)	50,457	(444,386)	(393,929)
General and Administrative Expenses	3,711,863	(387,279)	3,324,584
Research and Development Expenses	246,186	8,902	255,088
Professional Fees	188,965	(2,477)	186,488
Total Operating Expenses	4,147,014	(380,854)	3,766,160
Loss from Operations	(4,096,557)	(63,532)	(4,160,089)
Gain on Extinguishment of Notes Payable	17,973	(17,973)	-
Interest Expense	(556,827)	(56,445)	(613,272)
Total Income (Expenses)	(523,009)	(74,418)	(597,427)
Net Loss	$(4,646,055)	$(137,950)	$(4,784,005)
Net Loss per Common Share from Continuing Operations - Basic and Diluted	(0.23)	(0.01)	(0.24)
Net Loss per Common Share from Discontinued Operations - Basic and Diluted	-	-	-
Net Loss per Common Share - Basic and Diluted	$(0.23)	$(0.01)	$(0.24)

Consolidated Statement of Stockholders’ Deficit for the years ended December 31, 2023 and 2022:

	Common Shares
	As Previously Reported	Adjustments	As Restated
Balance, December 31, 2021	20,217,577	(126)	20,217,451
Stock issued for services	23,750	-	23,750
Shares issued to extend notes	87,500	-	87,500
Shares issued for debt discount	165,216	-	165,216
Cancellation of commitment shares	(126,440)		(126,440)
Rounding shares cancellation	(126)	126	-
Balance, December 31, 2022	20,367,477		20,367,477
Stock issued for services	5,775,000	-	5,775,000
Shares issued for debt restructuring	115,973	-	115,973
Shares issued to extend notes	478,300	-	478,300
Shares issued for the settlement of notes payable	12,036,480	-	12,036,480
Balance, December 31, 2023	38,773,230	-	38,773,230

	Additional Paid-in Capital
	As Previously Reported	Adjustments	As Restated
Balance, December 31, 2021	$54,170,266	$-	$54,170,266
Stock issued for services	4,980	-	4,980
Shares issued to extend notes	101,412	-	101,412
Shares issued for debt discount	122,982	66,851	189,833
Shares issued for the settlement of accrued expenses	-	17,973	17,973
Cancellation of commitment shares	(157,924)	1	(157,923)
Imputed interest	19,595	-	19,595
Balance, December 31, 2022	54,261,311		54,346,136
Stock issued for services	2,536,895	-	2,536,895
Shares issued for debt restructuring	(89)	-	(89)
Shares issued to extend notes	75,865	-	75,865
Shares issued for the settlement of notes payable	843,703	(1)	843,702
Balance, December 31, 2023	$57,717,685	-	$57,802,509

	Subscriptions Payable
	As Previously Reported	Adjustments	As Restated
Balance, December 31, 2021	$2,288,551	$-	$2,288,551
Stock issued for services	2,389,010	-	2,389,010
Shares issued to extend notes	116,027	71,973	188,000
Shares issued for the settlement of accrued expenses	23	27	50
Spin-off of Notation labs	-	-	-
Balance, December 31, 2022	4,793,611		4,865,611
Stock issued for services	(2,535,020)	-	(2,535,020)
Shares issued for debt restructuring	(27)	-	(27)
Shares issued to extend notes	(33,140)	-	(33,140)
Shares issued for the settlement of notes payable	(139,724)	-	(139,724)
Effects of change in accounting policy	(623,220)	-	(623,220)
Balance, December 31, 2023	$1,462,480	-	$1,534,480

	Accumulated Deficit
	As Previously Reported	Adjustments	As Restated
Balance, December 31, 2021	$(60,372,841)	$12	$(60,372,829)
Spin-off of Notation labs	391,441	-	391,441
Net loss	(4,646,055)	(137,950)	(4,784,005)
Balance, December 31, 2022	(64,627,455)		(64,765,393)
Net loss	(2,038,458)	(112,016)	(2,150,474)
Balance, December 31, 2023	$(66,665,913)	-	$(66,915,867)

Consolidated Statement of Cash Flows for the year ended December 31, 2023:

	Originally Reported	Restatement Adjustment	As Restated
Cash Flows from Operating Activities:
Net loss	$(2,038,458)	$(112,016)	$(2,150,474)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	102	27	129
Provision for allowance on accounts receivable	-	7,369	7,369
Shares issued for services	7,650	-	7,650
Effects in change in accounting policy	(623,220)	-	(623,220)
Shares issued in debt modification	43,203	-	43,203
Amortization of right-of-use asset	9,806	(1,500)	8,306
Amortization of debt discount	32,681	193,897	226,578
Changes in assets and liabilities
Accounts receivable	7,219	(7,369)	(150)
Inventory	117,980	(117,980)	-
Prepaid expenses	-	(5,000)	(5,000)
Deposits	(12,166)	1,500	(10,666)
Accounts payable and accrued liabilities	516,228	(286,306)	229,922
Accounts payable and accrued liabilities - related party	122,350	(122,350)	-
Interest payable - related party	-	275,883	275,883
Net cash used in operating activities	(1,816,625)		(1,990,470)

Cash Flows from Investing Activities:
Net cash used in investing activities	-	-	-

Cash Flows from Financing Activities:
Proceeds from advance payable	-	7,500	7,500
Repayment of advance payable	-	(4,300)	(4,300)
Proceeds from convertible notes payable	4,000	235,000	239,000
Repayments of convertible notes payable	(99,149)	(156,534)	(255,683)
Proceeds from convertible notes payable - related party	1,190,853	(1,190,853)	-
Repayment of convertible notes payable - related party	(379,160)	379,160	-
Proceeds from notes payable - related party	65,000	551,693	616,693
Repayments from notes payable - related party	(70,000)	(30,000)	(100,000)
Proceeds from royalty agreements	417,500	-	417,500
Proceeds from notes payable	635,000	365,227	1,000,227
Repayments from notes payable	(10,000)	(214,840)	(224,840)
Proceeds from sale of common stock	-	230,021	230,021
Net cash provided by financing activities	1,754,044		1,926,118

Net decrease in cash	(62,581)		(64,352)
Cash, beginning of year	84,034		85,804
Cash, end of year	$21,453		$21,452

Consolidated Statement of Cash Flows for the year ended December 31, 2022:

	Originally Reported	Restatement Adjustment	As Restated
Cash Flows from Operating Activities:
Net loss from continuing operations	$(4,619,566)	$(137,950)	$(4,757,516)
Net loss from discontinued operations	(26,489)		(26,489)
Adjustments to reconcile net loss to net cash used operating activities:
Depreciation	12,615		12,615
Imputed interest	19,595	-	19,595
Shares issued for services	2,394,014	-	2,394,014
Cancellation of commitment shares	(158,050)	-	(158,050)
Shares issued to extend notes	217,527	71,973	289,500
Amortization of right-of-use asset	(6,598)	-	(6,598)
Amortization of debt discount	159,383	85,085	244,468
Changes in assets and liabilities
Accounts receivable	(1,795)	-	(1,795)
Inventory	1,438	117,980	119,418
Accounts payable and accrued liabilities	167,351	(148,254)	19,097
Accounts payable and accrued liabilities - related party	50,250	(29,179)	21,071
Interest payable - related party	6,526	118,120	124,646
Operating cash flow used in continued operations	(1,783,799)		(1,706,024)
Operating cash flow used in discontinued operations	(31,498)		(825)
Net cash used in operating activities	(1,815,297)		(1,706,849)

Cash Flows from Investing Activities:
Cash held by subsidiary at spin-off	-	(204,517)	(204,517)
Net cash used in investing activities	-		(204,517)

Cash Flows from Financing Activities:
Proceeds from convertible notes payable	388,200	(10,500)	377,700
Repayments of convertible notes payable	(70,381)	(1)	(70,382)
Proceeds from convertible notes payable - related party	1,801,180	(1,801,180)	-
Proceeds from notes payable - related party	30,100	1,642,430	1,672,530
Repayments from notes payable - related party	(44,750)	(20,750)	(65,500)
Repayments from notes payable	(301,904)	-	(301,904)
Financing cash flows from continued operations	1,802,445		1,612,444
Financing cash flows from discontinued operations	37,160		325,000
Net cash provided by financing activities	1,839,605		1,937,444

Net decrease in cash	24,308		26,078
Cash of continuing operations, beginning of year	59,726		59,726
Cash, end of year	$84,034		$85,804

The adjustments above reflect restatement due to differences identified during the audit performed by the newly appointed independent certifying accountant.

NOTE 13 - SUBSEQUENT EVENTS

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

On April 25, 2024, the Company entered into a note extension agreement with Level Point Corp., a related entity, for the promissory note dated April 30, 2021 for $150,000. This maturity date on this note was extended until April 30, 2026.

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

