Form 10-K
period 2024-12-31
Trutankless, Inc.
filed 2025-08-28
CIK 1429393

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐     No ☒

As of the last business day of the registrant’s most recently completed second fiscal quarter (prior to the fiscal year ending December 31, 2024), the aggregate market value of shares held by non-affiliates of the registrant (computed by reference to the price at which the common equity was last sold) was approximately $2,076,375.

The number of shares of Common Stock, $0.001 par value, outstanding on August 27, 2025 was 131,523,178 shares.

DOCUMENTS INCORPORATED BY REFERENCE: None.

TRUTANKLESS, INC.

FOR THE FISCAL YEAR ENDED

DECEMBER 31, 2024

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

PART I

ITEM 1. BUSINESS

Trutankless, Inc. was incorporated in the state of Nevada on March 7, 2008. The Company is headquartered in Scottsdale, Arizona and currently operates through its wholly owned subsidiaries, Bollente, Inc., a Nevada corporation incorporated on December 3, 2009 and Tankless365, Inc., a Nevada corporation incorporated on October 20, 2021.

Trutankless is involved in research and development, sales, marketing, of a high quality, whole-house, smart electric tankless water heater that is more energy efficient than conventional products. Management anticipates the Company’s second generation of Trutankless water heaters, with Bluetooth, and Zigbee capability. Trutankless’ proprietary app is expected to launch into the iOS and Android store and will augment other products in the home automation space.

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

Our trutankless® water heaters were officially launched in the first quarter of 2014 and is sold throughout the wholesale plumbing distribution channel. We began generating revenue in the first quarter of 2014. As of the fiscal year ended December 31, 2014, we generated $238,912 in revenue. As of the fiscal year ended December 31, 2015, we generated $265,504 in revenue. As of the fiscal year ended December 31, 2016, we generated $429,582 in revenue. As of the fiscal year ended December 31, 2017, we generated $695,857 in revenue. As of the fiscal year ended December 31, 2018, we generated $1,537,958 in revenue. As of the fiscal year ended December 31, 2019, we generated $1,908,708. As of December 31, 2020, we generated $1,661,278. As of December 31, 2021, we generated $246,032. As of December 31, 2022, we generated $73,009 in revenue. As of December 31, 2023, we generated $3,549 in revenue. As of December 31, 2024, we generated $242,350 in revenue.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

Our board of directors and senior management recognize the critical importance of maintaining the trust and confidence of our clients, business partners and employees. Our management, led by our Chief Executive Officer, is actively involved in oversight of our risk management efforts, and cybersecurity represents an important component of the Company’s overall approach to enterprise risk management (“ERM”). Our cybersecurity processes and practices are fully integrated into the Company’s ERM efforts. In general, we seek to address cybersecurity risks through a cross-functional approach that is focused on preserving the confidentiality, security and availability of the information that we collect and store by identifying, preventing and mitigating cybersecurity threats and effectively responding to cybersecurity incidents when they occur.

Risk Management and Strategy

As one of the critical elements of our overall ERM approach, our cybersecurity efforts are focused on the following key areas:

•	Governance: Management oversees cybersecurity risk mitigation and reports to the board of directors any cybersecurity incidents.
•

Collaborative Approach: We have implemented a cross-functional approach to identifying, preventing and mitigating cybersecurity threats and incidents, while also implementing controls and procedures that provide for the prompt escalation of certain cybersecurity incidents so that decisions regarding the public disclosure and reporting of such incidents can be made by management in a timely manner.

•

Technical Safeguards: We deploy technical safeguards that are designed to protect our information systems from cybersecurity threats, including firewalls, intrusion prevention and detection systems, anti-virus and anti-malware functionality and access controls, which are evaluated and improved through vulnerability assessments and cybersecurity threat intelligence.

We have not engaged third-party service providers to conduct evaluations of our security controls, independent audits or consulting on best practices to address new challenges.

While we have not experienced any cybersecurity threats in the past in the normal course of business, in the future, we may not be successful in preventing or mitigating a cybersecurity incident that could have a material adverse effect on us.

ITEM 2. PROPERTIES

During the year ended December 31, 2024 we maintained an executive office 15900 N.78th Street, Suite 200, Scottsdale, Arizona 85260, which consists of approximately 2,818 square feet and maintain a research, development, and test lab with office space 15953 N. Greenway Hayden Loop, Suite J, Scottsdale Arizona 85260, which consists of approximately 1,680 square feet.

ITEM 3. LEGAL PROCEEDINGS

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business.

On July 6, 2020, we received a letter from the staff of the Division of Enforcement of the Securities and Exchange Commission (the “Staff”) that indicated the Company may have violated certain rules and regulations regarding a late filing notification filed by the Company and that the Staff would conduct an informal inquiry into the matter. On April 29, 2021, the Company agreed to pay civil penalties of $25,000 to the Securities and Exchange Commission in settlement of the matter. As of December 31, 2024, $20,000 remained due.

On April 6, 2023, the Company was served a Summons for an Amended Complaint filed in the state of Florida with claims for Strict Liability, Negligence and Breach of Implied Warranty. The complaint, filed by an insurance company, stems from its payments for claims filed by a policy holder on two separate occasions. The first insurance claim payment was due to a leak caused by improper installation in which the contractor failed to meet local codes. The second insurance claim payment followed the contractor’s failure to properly repair the improper installation. The complaint states that the contractor failed to follow basic installation guidelines supplied with the product in either incident, resulting in damages. On June 8, 2023, the Court of Duval County, FL entered a default judgement for $38,768. As of December 31, 2024, the Company has not paid any of this balance.

ITEM 4. MINE SAFETY DISCLOSURES

                Not applicable.

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

Holders of Common Stock

As of December 31, 2024 there were approximately 480 stockholders of record of our common stock. This number does not include shares held by brokerage clearing houses, depositories or others in unregistered form.

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

On August 6, 2024, the Company issued 600,000 shares of common stock that were recorded in the prior year in Stock payable for services rendered.

On August 19, 2024, the Company cancelled 1,000,000 shares of common stock that had been issued to an entity under control of a related party.

On September 3, 2024, the Company issued 156,667 shares of common stock to convert advances from a related party of $23,500.

From July 1 through December 31, 2024, the Company issued 14,585,300 shares of common stock for services.

During the year ended December 31, 2024, the Company issued 16,990,000 shares of common stock as financing incentives. The Company recognized $4,376,200 in financing incentive expense.

During the year ended December 31, 2024, the Company issued 2,950,000 shares of common stock pursuant to nine subscription agreements for $272,500 in cash.

During the 2025 fiscal year-to-date, the Company has issued 670,000 shares of common stock pursuant to five subscription agreements for $83,000 in cash.

During the 2025 fiscal year-to-date, the Company has issued 2,245,000 shares of common stock pursuant to thirteen consulting agreements and recorded $637,348 in stock compensation expense.

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

Issuer Purchases of Equity Securities

The Company did not repurchase any of its equity securities during the fourth quarter ended December 31, 2024.

Rule 15c2-11 as amended

As noted in our risk factors above, effective on September 28, 2021, may limit a stockholder’s ability to buy and sell our stock.

ITEM 6. SELECTED FINANCIAL DATA

This item is not applicable, as we are considered a smaller reporting company.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Background

Trutankless Inc. was incorporated in the state of Nevada on March 7, 2008. The Company is headquartered in Scottsdale, Arizona and currently operates through its wholly owned subsidiaries, Bollente, Inc., a Nevada corporation incorporated on December 3, 2009 and Tankless365, Inc., a Nevada corporation incorporated on October 20, 2021.

Trutankless is involved in sales, marketing, research and development of a high quality, whole-house, smart electric tankless water heater that is more energy efficient than conventional products. See “Item 1. Business.”

RESULTS OF OPERATIONS

Revenues

In the year ended December 31, 2024 we generated $242,350 in revenues, as compared to $3,549 in revenues in the prior year. The increase in sales was attributable to the initial launch of the next generation of our trutankless® residential and light commercial products. Cost of goods sold was $279,356, as compared to $0 in the prior year.

To the knowledge of management, the Company is unaware of any trends or uncertainties in the sales or costs of our products and services for the periods discussed.

Expenses

Operating expenses totaled $5,220,044 during the year ended December 31, 2024 as compared to $1,345,917 in the prior year. In the year ended December 31, 2024, our expenses primarily consisted of General and Administrative of $783,359, Research and Development of $432,847, Professional Fees of $3,960,987 and Depreciation Expense of $3,845.

General and administrative fees increased by $321,639 from the year ended December 31, 2023 to the year ended December 31, 2024. General and administrative fees increased due to an increase in inventory write-off expense of $296,130, a decrease in payroll expenses of $640,717 and a decrease in expenses for a change in accounting estimation policy of $623,220

Research and Development increased by $216 from the year ended December 31, 2023 to the year ended December 31, 2024. Research and Development fees increased as the Company completed Gen3 development and began the initial launch of this new generation of products.

Professional fees increased $3,511,421 from the year ended December 31, 2023 to the year ended December 31, 2024. Professional fees increased due to an increase in stock-based consulting fees.

Other Expenses

Other expense increased by $4,157,952 to $4,966,058 in the year ended December 31, 2024 from $808,106 for the year ended December 31, 2023. The increase was the result of an increase in financing incentive expense.

Net Loss

In the year ended December 31, 2024, we generated a net loss of $10,186,102, an increase of $8,035,628 from $2,150,474 for the year ended December 31, 2023. This decrease was attributable to the factors discussed above.

Going Concern

The financial statements included in this filing have been prepared in conformity with generally accepted accounting principles that contemplate the continuance of the Company as a going concern.

Management evaluated all relevant conditions and events that are reasonably known or reasonably knowable, in the aggregate, as of the date the consolidated financial statements are issued and determined that substantial doubt exists about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent on the Company’s ability to generate revenues and raise capital. The Company has not generated sufficient revenues from product sales to provide sufficient cash flows to enable the Company to finance its operations internally. As of December 31, 2024 and 2023, the Company had $1,004,190 and $21,452 cash on hand, respectively. At December 31, 2024 and 2023, the Company has an accumulated deficit of $77,101,969 and $66,915,867, respectively. For the years ended December 31, 2024 and 2023, the Company had a net loss of $10,186,102 and $2,150,474, and cash used in operations of $2,315,411 and $1,990,470, respectively.  These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year from the date of filing.

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

Liquidity and Capital Resources

At December 31, 2024, we had an accumulated deficit of $77,101,969 and a working capital deficiency of $5,931,423. As of December 31, 2024, we had 1,004,190 in cash.

Cash Flows from Operating, Investing and Financing Activities

The following table provides detailed information about our net cash flow for all financial statement periods presented in this Annual Report. To date, we have financed our operations through the issuance of stock and borrowings.

The following table sets forth a summary of our cash flows for the years ended December 31, 2024 and 2023:

	Years ended
	December 31, 2024	December 31, 2023
Net cash used in operating activities	$(2,315,411)	$(1,990,470)
Net cash used in investing activities	(191,917)	-
Net cash provided by financing activities	3,490,066	1,926,118
Net increase/(decrease) in Cash	982,738	(64,352)
Cash, beginning	21,452	85,804
Cash, ending	$1,004,190	$21,452

Operating activities

Net cash used in operating activities was $2,315,411 for the year ended December 31, 2024, as compared to $1,990,470 used in operating activities for the same period in 2023. The decrease in net cash used in operating activities was primarily due to the increase in net loss during the year ended December 31, 2024.

Investing activities

Net cash used in investing activities for the year ended December 31, 2024 was $191,917, as compared to $0 for the same period of 2023. The increase of net cash used in investing activities was mainly from the purchase of property, plant and equipment during the year ended December 31, 2024.

Financing activities

Net cash provided by financing activities for the year ended December 31, 2024 was $3,490,066, as compared to $1,926,118 for the same period of 2023. The decrease of net cash provided by financing activities was mainly to a increase in debt financing during the year ended December 31, 2024.

Ongoing Funding Requirements

As of December 31, 2024, we continue to use traditional and/or debt financing to provide the capital we need to run the business. It is possible that we may need additional funding to enable us to fund our operating expenses and capital expenditures requirements.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Index to Financial Statements and Financial Statement Schedules appearing on page F-1 of this Form 10-K.

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

Management has undertaken an assessment of the effectiveness of our internal control over financial reporting based on the framework and criteria established in the Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Based upon this evaluation, management concluded that our internal control over financial reporting was not effective as of December 31, 2024.

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

ITEM 9B. OTHER INFORMATION

None

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The members of our board of directors serve for one year terms and are elected at the next annual meeting of stockholders, or until their successors have been elected. The officers serve at the pleasure of the board of directors.

Information as to our current directors and executive officers is as follows:

Name	Age	Title	Since
Robertson James Orr	51	Secretary, Treasurer & Director	May 12, 2010
Guy Newman	60	Chief Executive Officer, President and Director	April 2, 2024

Duties, Responsibilities and Experience

Robertson James Orr, (51) has been our Treasurer, Secretary and a Director since May 12, 2010. Mr. Orr is also a director of Notation Labs, Inc., a former subsidiary of the Company. Mr. Orr attended Arizona State University. In 1998, Mr. Orr assisted in the founding of bluemedia, Inc., a successful large format digital printing company based in Tempe, Arizona. Mr. Orr has been instrumental in growing bluemedia to be one of the premier companies in its vertical with some of the largest companies, projects and events in their portfolio. Most notably, Mr. Orr has lead bluemedia’s relationship with the NFL and has successfully overseen the graphics production, installation and removal for the last seven Super Bowls. Other notable clients include the NBA, NHL, MLB, Kansas City Chiefs, Verizon, InBev, GMR Marketing, Petsmart, and Pepsi. In 2005, Mr. Orr and his Partners in bluemedia started a non-traditional ad agency called Blind Society, which is responsible for the direct to consumer marketing efforts of companies like AT&T, K-Swiss, and Activision. In addition to his entrepreneurial successes, Mr. Orr has been involved with supporting numerous local charitable causes through his work with the Boys & Girls Clubs of Phoenix, St. Joseph the Worker, the MDA and the ADA. He has sat on the Board of Directors for the Tempe Chamber of Commerce as well as other entrepreneurial organizations. He is currently on the Board of Directors for Project Sebastian, a rare disease research nonprofit, as well as he sits on the Sports Advisory Board for the Colangelo College of Business at Grand Canyon University.

Guy Newman, (60) has been our Chief Executive Officer, President and a Director since April 2, 2024. Mr. Newman has been a consultant to the Company for several years prior to his appointment to CEO. Mr. Newman was serving as the CEO of TruTankless 365, Inc., a wholly-owned subsidiary of the Company, at the time of his appointment as CEO. Mr. Newman is also the CEO of Notation Labs, Inc., a former subsidiary of the Company. Mr. Newman grew up in England and came to the US in 1985 to pursue a career in the financial markets. He worked in various retail brokerage firms in the 90's and 2000's and retired from the Brokerage Industry in 2011 to pursue management roles in a range of start-up ventures in the Boating and Construction industries. He has two adult sons.

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

Summary Compensation Table

The table below summarizes the total compensation paid to or earned by our current Executive Officers for the fiscal years ended December 31, 2024 and 2023.

SUMMARY COMPENSATION TABLE

Name and Principal Positions	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compensation ($)	Non- Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Robertson James Orr	2023	$75,000	$-	$10	$-	$-	$-	$-	$75,010
Former President, Former CEO, Secretary, Treasurer & Director	2024	$75,000	$-	$124,500	$-	$-	$-	$-	$199,500
Michael Stebbins	2023	$157,500	$-	$410	$-	$-	$-	$-	$157,910
Former President & Former Director	2024	$-	$-	$-	$-	$-	$-	$-	$-
Guy Newman	2023	$24,052	$-	$-	$-	$-	$-	$-	$-
CEO, President & Director	2024	$168,288	$-	$1,450,000	$-	$-	$-	$-	$1,618,288

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

Option Grants in Last Fiscal Year

During the years ended December 31, 2024 and 2023, we did not grant any options to our officers and directors.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information, to the best of our knowledge, about the beneficial ownership of our common stock on August 5, 2025 relating to the beneficial ownership of our common stock by those persons known to beneficially own more than 5% of our capital stock and by our directors and executive officers.  The percentage of beneficial ownership for the following table is based on 131,523,178 shares of common stock outstanding.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and does not necessarily indicate beneficial ownership for any other purpose. Under these rules, beneficial ownership includes those shares of common stock over which the stockholder has sole or shared voting or investment power. It also includes shares of common stock that the stockholder has a right to acquire within 60 days after August 5, 2025, pursuant to options, warrants, conversion privileges or other rights. The percentage ownership of the outstanding common stock, however, is based on the assumption, expressly required by the rules of the Securities and Exchange Commission, that only the person or entity whose ownership is being reported has converted options or warrants into shares of our common stock.

Security Ownership of Management, Directors and Certain Beneficial Owners

Title of Class	Name of Beneficial Owner	Number of Shares		Percent Beneficially Owned
Common	Robertson James Orr - Secretary, Treasurer and Director	3,365,541		2.56%
Common	Guy Newman - CEO, President and Director	4,100,000	(3)	3.12%
Common	Rodney J. Cullum	63,969,231	(4)	48.64%
Common	Michael H. Fouts	6,146,839	(5)	4.67%
Common	Mark A. Langlois	7,377,740	(6)	5.61%
	All Directors, Officers and Principal Stockholders as a Group	84,959,351		64.60%

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

(3)

Of the total shares of Common Stock owned or controlled by Mr. Newman, 3,500,000 shares are held by Guy Newman and 600,000 shares are held by RH Trust Co. LLC., which is controlled by Mr. Newman's domestic partner.

(4)

Of the total shares of Common Stock owned or controlled by Mr. Cullum, 2,533,750 are controlled by Mr. Cullum and 61,435,481 are owned directly by Built Right Holdings, LLC, an Arizona limited liability company, and Rodney Cullum may be deemed to have an indirect interest in these securities as the manager of Built Right Holdings, LLC.

(5)

Of the total shares of Common Stock owned or controlled by Mr. Fouts, 788,513 are controlled by Mr. Fouts and 5,358,326 are owned directly by Fouts Management, Inc., and Michael Fouts may be deemed to have an indirect interest in these securities as the manager of Fouts Management, Inc.

(6)	Of the total shares of Common Stock owned or controlled by Mr. Langlois, 362,500 shares are held by Mr. Langlois and 7,015,240 shares are held by Mark A. Langlois Revocable Trust.

Changes in Control

There are no arrangements known to the Company, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change in control of the Company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Related Persons

Notes payable - related party consist of the following at:

	December 31, 2024	December 31, 2023
Note payable, secured, 5% interest, due on demand	$28,450	$19,450
Note payable, secured, 18% interest, due July 25, 2024	40,000	40,000
Note payable, 8% interest, due December 31, 2024	2,319,989	-
Notes payable, secured, 18% interest, due August 31, 2025	125,000	125,000
Note payable, secured, 18% interest, due December 31, 2025	1,500,000	-
Note payable, secured, 12% interest, due April 26, 2026	60,000	60,000
Note payable, secured, 12% interest, due April 30, 2026	100,200	122,500
Total notes payable - related party	$4,173,639	$366,950
Less current portion	(4,013,439)	(119,450)
Total notes payable - related party - long term	$160,200	$247,500

During the year ending December 31, 2023 the Company received $25,000 under a note payable from a director of the Company and made repayment of $25,000 under the same note. During the year ending December 31, 2024 the Company received $15,000 under a note payable from a director of the Company and made repayment of $6,000 under the same note. As of December 31, 2024 and 2023, the Company had one note payable due to a director of the Company in the amount of $28,450 and $19,450, respectively. The note has an interest rate of 5% and is due on demand.

As of December 31, 2024 and 2023, the Company had one note payable due to a former officer of the Company in the amount of $60,000 and $60,000, respectively. As of the year ended December 31, 2024, the Company has received advances under the note of $125,500 and made repayment of $65,500. The note has an interest rate of 12% and is due April 26, 2026.

On April 30, 2021, the Company entered into a $150,000, 12% grid note payable with a Company controlled by the former CEO that is due on April 30, 2026. As of December 31, 2024 and 2023, the Company has received advances under the note of $0 and $20,500 and made repayment of $22,300 and $0, respectively. As of December 31, 2024 and 2023, the notes had balances of $100,200 and $122,500, respectively.

On January 11, 2021, the Company entered into a $125,000, 30% note payable due on June 8, 2021. Under the note the Company must make interest only payments of $3,125 starting on February 10, 2021 and continuing through maturity. On December 31, 2021, the noteholder extended the due date to June 8, 2022 for $1,250. On September 1, 2023, the noteholder sold the ownership of the note to an entity under common ownership of a related party who concurrently amended the terms of the note with the Company to accrue interest and to extend the maturity date of the note to August 31, 2025. This assignment makes this a related party note. As of December 31, 2024 and 2023 the balance of the note was $125,000 and $125,000, respectively.

On September 1, 2022, the Company entered into a $2,500,000 8% convertible grid note with Notation Labs, Inc, a company commonly controlled by a director of the Company. The note is due on December 31, 2024. During the year ending December 31, 2024 and 2023, the Company received $868,300 and $1,190,853 in net advances from the note and made payments of $721,284 and $479,160 on the note, respectively. In the year ended December 31, 2023, this note was reported as a convertible note payable. In the year ended December 31, 2024, this note was correctly reported as a note payable. As of December 31, 2024 and 2023, the balance of the note was $2,319,989 and $2,205,623, respectively.

On July 23, 2023, the Company entered into a $40,000, 12% note payable with an entity under common control of a related party and matures on July 25, 2024. As of December 31, 2024 and 2023 the balance of the note was $40,000 and $40,000, respectively.

Interest expense associated with the related party notes for the years ended December 31, 2024 and 2023 was $255,659 and $66,100 respectively.

Convertible notes payable - related party consist of the following at:

	December 31, 2024	December 31, 2023
Convertible note payable, 8% interest, due December 2024	$-	$2,205,623
Convertible note payable, 12% interest, due December 2023	-	400,000
Convertible note payable, 12% interest, due December 2024	-	150,000
Convertible note payable, 12% interest, due December 2024	-	85,000
Convertible note payable, 12% interest, due March 2025	250,000	-
Convertible note payable, 15% interest, due July 2025	500,000	-
Total convertible notes payable - related party	$750,000	$2,840,623
Less current portion	(750,000)	(2,840,623)
Total convertible notes payable - related party - long-term	$-	$-

On September 1, 2022, the Company entered into a $2,500,000 8% convertible grid note with Notation Labs, Inc, a company commonly controlled by a director of the Company. The note is due on December 31, 2024. During the year ending December 31, 2024 and 2023, the Company received $868,300 and $1,190,853 in net advances from the note and made payments of $721,284 and $479,160 on the note, respectively. In the year ended December 31, 2023, this note was reported as a convertible note payable. In the year ended December 31, 2024, this note was correctly reported as a note payable. As of December 31, 2024 and 2023 the balance of the note was $2,352,639 and $2,205,623, respectively.

On July 26, 2022, the Company issued a $400,000 12% convertible promissory note to a company commonly controlled by a director of the Company. The note is due on December 15, 2023 and is convertible into shares of the Company’s common stock at a rate of $0.08 per share. On April 4, 2024, the balance of the note of $400,000 and accrued interest of $81,271 was converted into 24,063,562 shares of common stock. As of December 31, 2024 and 2023, the balance of the note was $0 and $400,000, respectively.

On June 15, 2023, the Company issued a $150,000 12% convertible promissory note to a company commonly controlled by a shareholder of the Company. The note is due on December 31, 2024 and is convertible into shares of the Company’s common stock at a rate of $0.02 per share. On April 4, 2024, the balance of the note of $150,000 and accrued interest of $14,099 was converted into 8,224,932 shares of common stock. As of December 31, 2024 and 2023, the balance of the note was $0 and $150,000, respectively.

On July 25, 2023, the Company issued a $85,000 12% convertible promissory note to a company commonly controlled by a shareholder of the Company. The note is due on December 31, 2024 and is convertible into shares of the Company’s common stock at a rate of $0.02 per share. On April 4, 2024, the balance of the note of $85,000 and accrued interest of $68,132 was converted into 4,604,904 shares of common stock. As of December 31, 2024 and 2023, the balance of the note was $0 and $85,000, respectively.

On March 26, 2024, the Company issued a $250,000 12% convertible promissory note to a trust controlled by a shareholder of the Company. The note is due on March 25, 2025 and is convertible into shares of the Company’s common stock at a rate of $0.05 per share. As of December 31, 2024 and 2023, the balance of the note was $250,000 and $0, respectively.

On July 25, 2024, the Company issued a $500,000 15% convertible promissory note to a company commonly controlled by a shareholder of the Company. The note is due on July 25, 2025 and is convertible into shares of the Company’s common stock at a rate of $0.15 per share. As of December 31, 2024 and 2023, the balance of the note was $500,000 and $0, respectively.

Interest expense on all of the above convertible notes for the years ended December 31, 2024 and 2023 was $93,548 and $251,463, respectively.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

(1) AUDIT FEES

Audit and Non-Audit Fees

The following table sets forth fees billed to us by our independent auditors, for the years ended 2024 and 2023 for (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements, (ii) services rendered that are reasonably related to the performance of the audit or review of our financial statements that are not reported as Audit Fees, and (iii) services rendered in connection with tax preparation, compliance, advice and assistance.

Fee Category	Fiscal 2024 Fees	Fiscal 2023 Fees

Audit Fees	$30,000	$47,700
Audit Related Fes	-	-
Tax Fees	-	-
All Other Fees	-	-

Total Fees	$30,000	$47,700

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

Date: August 27, 2025

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Guy Newman
Guy Newman	Director and Principal Executive and Financial Officer	Date: August 27, 2025

/s/ Robertson J. Orr
Robertson James Orr	Director	Date: August 27, 2025

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and

Board of Directors of Trutankless, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Trutankless, Inc. (the “Company”) as of December 31, 2024, and December 31, 2023 (restated), and the related consolidated statements of operations, stockholders’ deficit, and cash flows, for the years ended December 31, 2024, and December 31, 2023 (restated), and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements presented fairly, in all material respects, the financial position of the Company as of December 31, 2024, and December 31, 2023 (restated), and the results of its operations and its cash flows for the years ended December 31, 2024, and December 31, 2023 (restated), in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt about the Company's ability to continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As of December 31, 2024, and December 31, 2023 (restated), the Company had an accumulated deficit of $77,101,969, and $66,915,867 respectively. The Company has not established sufficient revenue to cover its operating costs for the next twelve (12) months. These factors raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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
Houston, Texas

August 27, 2025

PCAOB ID: 6771

TRUTANKLESS, INC

CONSOLIDATED BALANCE SHEETS

	December 31, 2024	December 31, 2023
		(Restated)
ASSETS
Current assets
Cash	$1,004,190	$21,452
Accounts receivable	43,523	-
Prepaid expenses	1,232,930	5,000
Inventory	350,866	-
Vendor deposits	375,652	-
Total current assets	3,007,161	26,452

Other assets
Property, plant and equipment, net	188,072	-
Right-to-use asset	171,016	203,477
Trademarks	11,914	11,914
Other assets	18,947	13,947
Total other assets	389,949	229,338
Total assets	$3,397,110	$255,790

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable and accrued liabilities	$1,232,483	$915,334
Advances payable - related parties	7,500	31,000
Lease liability	72,799	64,199
Accrued interest payable	373,998	498,649
Accrued interest payable - related parties	637,365	477,948
Royalty notes payable	547,500	417,500
Notes payable, net of discounts	995,000	1,030,000
Notes payable, net of discounts - related parties	4,013,439	119,450
Convertible notes payable, net of discounts	308,500	1,008,980
Convertible notes payable, net of discounts - related parties	750,000	2,840,623
Total current liabilities	8,938,584	7,403,683

Long-term liabilities
Deferred warranty revenue	249	-
Lease liability - long-term	98,217	144,702
Notes payable, net of discounts and current portion	95,000	-
Notes payable, net of discounts and current portion - related parties	160,200	247,500
Convertible notes payable, net of discounts and current portion	451,500	-
Total long-term liabilities	805,166	392,202
Total liabilities	9,743,750	7,795,885

Commitments and contingencies (Note 9)	-	-

Stockholders' deficit
Preferred stock, $0.001 par value, 9,990,000 shares authorized
Preferred stock - Series B, $0.001 par value, 10,000 shares authorized, 0 and 10,000 shares issued and outstanding as of December 31, 2024 and 2023, respectively	-	10
Common stock, $0.001 par value, 150,000,000 shares authorized, 128,608,178 and 38,773,230 shares issued and outstanding as of December 31, 2024 and 2023, respectively	128,608	38,773
Additional paid in capital	70,626,721	57,802,509
Subscriptions payable	-	1,534,480
Accumulated deficit	(77,101,969)	(66,915,867)
Total stockholders' deficit	(6,346,640)	(7,540,095)
Total liabilities and stockholders' deficit	$3,397,110	$255,790

See accompanying notes to the consolidated financial statements.

TRUTANKLESS, INC

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended
	December 31, 2024	December 31, 2023
		(Restated)
Net sales	$242,350	$3,549
Cost of sales	279,356	-
Gross profit (loss)	(37,006)	3,549

Operating expenses
General and administrative expenses	785,359	463,720
Research and development	432,847	432,631
Professional fees	3,960,987	449,566
Depreciation and amortization expense	3,845	-
Total operating expenses	5,183,038	1,345,917
Operating loss	(5,220,044)	(1,342,368)

Other income (expense)
Other income	3,459	-
Gain (loss) on forgiveness of debt	130,343	(5,757)
Interest expense	(575,660)	(763,581)
Settlement expense	-	(38,768)
Financing incentive expense	(4,524,200)	-
Total other income (expense)	(4,966,058)	(808,106)
Net income (loss)	$(10,186,102)	$(2,150,474)

Net loss per share - basic and diluted	$(0.11)	$(0.08)

Weighted average number of common shares - basic	88,733,668	28,436,063

See accompanying notes to the consolidated financial statements.

TRUTANKLESS, INC

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

	Preferred Stock		Common Stock		Additional
	Shares	Amount	Shares	Amount	Paid-in Capital	Subscriptions Payable	Accumulated Deficit	Total
Balance, December 31, 2022, Restated	10,000	$10	20,367,477	$20,367	$54,346,136	$4,865,611	$(64,765,393)	$(5,533,269)
Stock issued for services	-	-	5,775,000	5,775	2,536,895	(2,535,020)	-	7,650
Stock issued for debt restructuring	-	-	115,973	116	(89)	(27)	-	-
Stock issued to extend notes	-	-	478,300	478	75,865	(33,140)	-	43,203
Stock issued for the settlement of notes payable	-	-	12,036,480	12,037	843,702	(139,724)	-	716,015
Adjustment for change in accounting estimating policy	-	-	-	-	-	(623,220)	-	(623,220)
Net loss for the year	-	-	-	-	-	-	(2,150,474)	(2,150,474)
Balance, December 31, 2023, Restated	10,000	10	38,773,230	38,773	57,802,509	1,534,480	(66,915,867)	(7,540,095)
Stock issued for financing incentives	-	-	17,940,000	17,940	5,965,760	(1,459,500)	-	4,524,200
Stock issued for conversion of notes payable	-	-	51,809,948	51,810	1,958,827	(72,000)	-	1,938,637
Stock issued for services	-	-	18,135,000	18,135	4,629,065	(2,700)	-	4,644,500
Stock issued for cash	-	-	2,950,000	2,950	269,550	-	-	272,500
Cancellation of common stock	-	-	(1,000,000)	(1,000)	1,000	(280)	-	(280)
Cancellation of preferred stock	(10,000)	(10)	-	-	10	-	-	-
Net loss for the year	-	-	-	-	-	-	(10,186,102)	(10,186,102)
Balance, December 31, 2024	-	$-	128,608,178	$128,608	$70,626,721	$-	$(77,101,969)	$(6,346,640)

See accompanying notes to the consolidated financial statements.

TRUTANKLESS, INC

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended
	December 31, 2024	December 31, 2023
Cash flows from operating activities:		(Restated)
Net income (loss)	$(10,186,102)	$(2,150,474)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	3,845	129
Amortization of debt discounts	14,520	226,578
Provision for allowance on accounts receivable	-	7,369
Stock based compensation	3,412,536	7,650
Shares issued to extend notes	-	43,203
Adjustment for change in accounting estimation policy	-	(623,220)
Common stock issued for financing incentives	4,524,200	-
Non-cash operating lease expense	(5,424)	8,306
Changes in operating assets and liabilities:
Accounts receivable	(43,523)	(150)
Prepaid expenses	3,753	(5,000)
Inventory	(350,866)	-
Other assets	(380,652)	(10,666)
Accounts payable	217,684	229,922
Accrued liabilities	76,632	-
Interest payable	238,320	-
Interest payable to related parties	159,417	275,883
Deferred warranty revenue	249	-
Net cash used in operating activities	(2,315,411)	(1,990,470)

Cash flows from investing activities:
Purchase of property, plant and equipment	(191,917)	-
Net cash flows from investing activities	(191,917)	-

Cash flows from financing activities:
Proceeds from advances payable	-	7,500
Repayment of advances payable	-	(4,300)
Proceeds from notes payable	680,000	1,000,227
Repayment of notes payable	-	(224,840)
Proceeds from notes payable - related parties	1,509,000	616,693
Repayment of notes payable - related party	(318,134)	(100,000)
Proceeds from convertible notes payable	385,000	239,000
Repayment of convertible notes payable	(328,500)	(255,683)
Proceeds from convertible notes payable - related parties	1,160,200	-
Repayment of convertible notes payable - related parties	130,000	417,500
Proceeds from issuance of common stock	272,500	230,021
Net cash provided by financing activities	3,490,066	1,926,118

Net change in cash	982,738	(64,352)
Cash and cash equivalents - beginning of period	21,452	85,804
Cash and cash equivalents - end of period	$1,004,190	$21,452

Supplemental disclosures of cash flow information:
Cash paid for interest	$85,894	$1,468
Cash paid for income taxes	$-	$-

Supplemental non-cash information
Conversion of notes payable into common stock	$1,915,137	$716,015
Common stock issued per consulting agreements	$4,644,500	$-

See accompanying notes to the consolidated financial statements.

TRUTANKLESS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024 AND 2023

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

Principles of consolidation

The consolidated financial statements include the accounts of Trutankless, Inc. and its wholly owned subsidiaries. On May 16, 2010, the Company acquired 100% of the outstanding stock of Bollente, Inc. On August 20th, 2020 the Company formed a wholly owned subsidiary, Notation Labs, Inc. On October 20, 2021, the Company formed a wholly owned subsidiary, Tankless365, Inc. All significant inter-company transactions and balances have been eliminated.

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

On July 15, 2023, the Company announced its intention to spin-off its wholly-owned subsidiary, Tankless365, Inc. On a date determined by the Board of Directors of the Company, each Shareholder having common stock as of the Distribution Date will be entitled to receive shares of the common stock of Tankless365, Inc. pro rata based on a 4:1 ratio. Subsequent to this announcement, the Company’s management decided that the subsidiary, Tankless 365, Inc. will not be spun-off but will remain as a subsidiary of the Company. Early in 2024, the Company made the decision to reverse this decision and keep Tankless365, Inc. as a wholly-owned subsidiary.

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

Income Taxes

The Company’s calculation of its tax liabilities involves dealing with uncertainties in the application of complex tax laws and regulations in various taxing jurisdictions. The Company recognizes tax liabilities for uncertain tax positions based on management’s estimate of whether it is more likely than not that additional taxes will be required. The Company had no uncertain tax positions as of December 31, 2024 and 2023.

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

The Company includes interest and penalties arising from the underpayment of income taxes in the statements of operation in the provision for income taxes. As of December 31, 2024 and 2023, the Company had no accrued interest or penalties related to uncertain tax positions.

Earnings per share

The Company follows ASC Topic 260 to account for the earnings per share. Basic earnings per common share (“EPS”) calculations are determined by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per common share calculations are determined by dividing net income by the weighted average number of common shares and dilutive common share equivalents outstanding. During periods when common stock equivalents, if any, are anti-dilutive they are not considered in the computation. There are 13,632,379 additional shares issuable in connection with outstanding warrants, stock payable, and convertible debts as of December 31, 2024.

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

Advertising Costs

The Company’s policy regarding advertising is to expense advertising when incurred. The Company incurred advertising expenses of $10,468 and $16,416 during the years ended December 31, 2024 and 2023, respectively.

Research and development costs

The Company charges research and development costs to expense when incurred in accordance with FASB ASC 730, “Research and Development”. These research and development expenses are not related to the patent that the Company has, but are focused on future product developments. Research and development costs were $432,847 and $432,631 for the years ended December 31, 2024 and 2023, respectively.

Inventory

Inventory, including manufacturing cost and shipping are stated at the lower of cost (average cost) or market (net realizable value). During the fiscal year ended December 31, 2024, the Company implemented maintaining a vendor managed inventory at its contract manufacturer’s facility that is managed by this third party. The Company has been improving its inventory tracking by putting in procedures to track all costs related to inventory assets and performing period end counts on a regular basis.

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

The reported fair values for financial instruments that use Level 2 and Level 3 inputs to determine fair value are based on a variety of factors and assumptions. Accordingly, certain fair values may not represent actual values of the Company’s financial instruments that could have been realized as December 31, 2024 or that will be recognized in the future, and do not include expenses that could be incurred in an actual settlement. The carrying amounts of the Company’s financial assets and liabilities, such as cash, accounts receivable, receivables from related parties, prepaid expenses and other, accounts payable, accrued liabilities, and related party and third-party notes payables approximate fair value due to their relatively short maturities. The Company’s notes payable to related parties approximates the fair value of such instrument based upon management’s best estimate of terms that would be available to the Company for similar financial arrangements at December 31, 2024 and 2023.

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

Management evaluated all relevant conditions and events that are reasonably known or reasonably knowable, in the aggregate, as of the date the consolidated financial statements are issued and determined that substantial doubt exists about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent on the Company’s ability to generate revenues and raise capital. The Company has not generated sufficient revenues from product sales to provide sufficient cash flows to enable the Company to finance its operations internally. As of December 31, 2024 and 2023, the Company had $1,004,190 and $21,452 cash on hand, respectively. At December 31, 2024 and 2023, the Company has a working capital deficit of $5,931,423 and $7,377,231, respectively. At December 31, 2024 and 2023, the Company has an accumulated deficit of $77,101,969 and $66,915,867, respectively. For the years ended December 31, 2024 and 2023, the Company had a net loss of $10,186,102 and $2,150,474 and cash used in operations of $2,348,061 and $1,990,470, respectively. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year from the date of filing.

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

NOTE 3 - ACCOUNTS RECEIVABLE, NET

Accounts receivable consist of the following at:

	December 31, 2024	December 31, 2023
Accounts receivable	43,523	186,750
Allowance for doubtful accounts	-	(186,750)
Total	$43,523	$-

NOTE 4 - PREPAID EXPENSES

Prepaid expenses consist of the following at:

	December 31, 2024	December 31, 2023
Prepaid legal fees	-	5,000
Prepaid filing fees	1,246	-
Prepaid stock-based compensation	1,231,684	-
Total	$1,232,930	$5,000

Prepaid stock-based compensation consisted of stock issuances for 30 consulting agreements that are being amortized over the life of the agreements. During the years ended December 31, 2024 and 2023, the Company reported $3,412,536 and $7,650 in stock-based compensation expense.

NOTE 5 - INVENTORY

Inventory consists of the following at:

	December 31, 2024	December 31, 2023
Parts	$350,866	$-
Total Inventory	$350,866	$-

During the years ended December 31, 2024 and 2023, the Company wrote down inventory of $296,130 and $0, respectively. During the years ended December 31, 2024 and 2023, the Company recorded costs of goods sold of $279,357 and $0, respectively.

NOTE 6 – ROYALTY AGREEMENTS LIABILITIES

In November and December 2023, the Company issued 15 promissory note royalty agreements to investors for a total of $417,500. During the fiscal year ended December 31, 2024, the Company issued 3 additional promissory note royalty agreements to investors for an additional $130,000 for a total of $547,500. These agreements require the Company to pay up to $50 per unit sold in royalties to these investors based on their investment amounts. The units sold royalty obligation shall commence upon the 500th unit that is produced and sold and continue for 6 (six) calendar years from the anniversary date of the receipt of the first royalty payment. As of December 31, 2024, the Company had not yet produced 500 units relating to these royalty agreements, thus there is no units sold royalty obligation accumulated.

NOTE 7 - RELATED PARTY

Accounts payable and accrued liabilities – related party

As of December 31, 2024 and 2023 the Company had received advances from a related party of $7,500 and $31,000, respectively.

Notes payable - related party consist of the following at:

	December 31, 2024	December 31, 2023
Note payable, secured, 5% interest, due on demand	$28,450	$19,450
Note payable, secured, 18% interest, due July 25, 2024	40,000	40,000
Note payable, 8% interest, due December 31, 2024	2,319,989	-
Notes payable, secured, 18% interest, due August 31, 2025	125,000	125,000
Note payable, secured, 18% interest, due December 31, 2025	1,500,000	-
Note payable, secured, 12% interest, due April 26, 2026	60,000	60,000
Note payable, secured, 12% interest, due April 30, 2026	100,200	122,500
Total notes payable - related party	$4,173,639	$366,950
Less current portion	(4,013,439)	(119,450)
Total notes payable - related party - long term	$160,200	$247,500

During the year ending December 31, 2023 the Company received $25,000 under a note payable from a director of the Company and made repayment of $25,000 under the same note. During the year ending December 31, 2024 the Company received $15,000 under a note payable from a director of the Company and made repayment of $6,000 under the same note. As of December 31, 2024 and 2023, the Company had one note payable due to a director of the Company in the amount of $28,450 and $19,450, respectively. The note has an interest rate of 5% and is due on demand.

As of December 31, 2024 and 2023, the Company had one note payable due to a former officer of the Company in the amount of $60,000 and $60,000, respectively. As of the year ended December 31, 2024, the Company has received advances under the note of $125,500 and made repayment of $65,500. The note has an interest rate of 12% and is due April 26, 2026.

On April 30, 2021, the Company entered into a $150,000, 12% grid note payable with a Company controlled by the former CEO that is due on April 30, 2026. As of December 31, 2024 and 2023, the Company has received advances under the note of $0 and $20,500 and made repayment of $22,300 and $0, respectively. As of December 31, 2024 and 2023, the notes had balances of $100,200 and $122,500, respectively.

On January 11, 2021, the Company entered into a $125,000, 30% note payable due on June 8, 2021. Under the note the Company must make interest only payments of $3,125 starting on February 10, 2021 and continuing through maturity. On December 31, 2021, the noteholder extended the due date to June 8, 2022 for $1,250. On September 1, 2023, the noteholder sold the ownership of the note to an entity under common ownership of a related party who concurrently amended the terms of the note with the Company to accrue interest and to extend the maturity date of the note to August 31, 2025. This assignment makes this a related party note. As of December 31, 2024 and 2023 the balance of the note was $125,000 and $125,000, respectively.

On September 1, 2022, the Company entered into a $2,500,000 8% convertible grid note with Notation Labs, Inc, a company commonly controlled by a director of the Company. The note is due on December 31, 2024. During the year ending December 31, 2024 and 2023, the Company received $868,300 and $1,190,853 in net advances from the note and made payments of $721,284 and $479,160 on the note, respectively. In the year ended December 31, 2023, this note was reported as a convertible note payable. In the year ended December 31, 2024, this note was correctly reported as a note payable. As of December 31, 2024 and 2023, the balance of the note was $2,319,989 and $2,205,623, respectively.

On July 23, 2023, the Company entered into a $40,000, 12% note payable with an entity under common control of a related party and matures on July 25, 2024. As of December 31, 2024 and 2023 the balance of the note was $40,000 and $40,000, respectively.

On December 16, 2024, the Company entered into a $1,500,000, 18% note payable with an entity under common control of a related party and matures on December 16, 2025. As of December 31, 2024 and 2023 the balance of the note was $1,500,000 and $0, respectively.

Interest expense associated with the related party notes for the years ended December 31, 2024 and 2023 was $255,659 and $66,100 respectively.

Convertible notes payable - related party consist of the following at:

	December 31, 2024	December 31, 2023
Convertible note payable, 8% interest, due December 2024	$-	$2,205,623
Convertible note payable, 12% interest, due December 2023	-	400,000
Convertible note payable, 12% interest, due December 2024	-	150,000
Convertible note payable, 12% interest, due December 2024	-	85,000
Convertible note payable, 12% interest, due March 2025	250,000	-
Convertible note payable, 15% interest, due July 2025	500,000	-
Total convertible notes payable - related party	$750,000	$2,840,623
Less current portion	(750,000)	(2,840,623)
Total convertible notes payable - related party - long-term	$-	$-

On September 1, 2022, the Company entered into a $2,500,000 8% convertible grid note with Notation Labs, Inc, a company commonly controlled by a director of the Company. The note is due on December 31, 2024. During the year ending December 31, 2024 and 2023, the Company received $868,300 and $1,190,853 in net advances from the note and made payments of $721,284 and $479,160 on the note, respectively. In the year ended December 31, 2023, this note was reported as a convertible note payable. In the year ended December 31, 2024, this note was correctly reported as a note payable. As of December 31, 2024 and 2023 the balance of the note was $2,352,639 and $2,205,623, respectively.

On July 26, 2022, the Company issued a $400,000 12% convertible promissory note to a company commonly controlled by a director of the Company. The note is due on December 15, 2023 and is convertible into shares of the Company’s common stock at a rate of $0.08 per share. On April 4, 2024, the balance of the note of $400,000 and accrued interest of $81,271 was converted into 24,063,562 shares of common stock. As of December 31, 2024 and 2023, the balance of the note was $0 and $400,000, respectively.

On June 15, 2023, the Company issued a $150,000 12% convertible promissory note to a company commonly controlled by a shareholder of the Company. The note is due on December 31, 2024 and is convertible into shares of the Company’s common stock at a rate of $0.02 per share. On April 4, 2024, the balance of the note of $150,000 and accrued interest of $14,099 was converted into 8,224,932 shares of common stock. As of December 31, 2024 and 2023, the balance of the note was $0 and $150,000, respectively.

On July 25, 2023, the Company issued a $85,000 12% convertible promissory note to a company commonly controlled by a shareholder of the Company. The note is due on December 31, 2024 and is convertible into shares of the Company’s common stock at a rate of $0.02 per share. On April 4, 2024, the balance of the note of $85,000 and accrued interest of $68,132 was converted into 4,604,904 shares of common stock. As of December 31, 2024 and 2023, the balance of the note was $0 and $85,000, respectively.

On March 26, 2024, the Company issued a $250,000 12% convertible promissory note to a trust controlled by a shareholder of the Company. The note is due on March 25, 2025 and is convertible into shares of the Company’s common stock at a rate of $0.05 per share. As of December 31, 2024 and 2023, the balance of the note was $250,000 and $0, respectively.

On July 25, 2024, the Company issued a $500,000 15% convertible promissory note to a company commonly controlled by a shareholder of the Company. The note is due on July 25, 2025 and is convertible into shares of the Company’s common stock at a rate of $0.15 per share. As of December 31, 2024 and 2023, the balance of the note was $500,000 and $0, respectively.

Interest expense on all of the above convertible notes for the years ended December 31, 2024 and 2023 was $93,548 and $251,463, respectively.

NOTE 8 - NOTES PAYABLE

Notes payable consist of the following at:

	December 31, 2024	December 31, 2023
Note payable, secured, 12% interest, due June 2024	$-	$300,000
Note payable, secured, 12% interest, due April 2026	95,000	95,000
Notes payable, secured, 12% interest, due December 2023	10,000	10,000
Notes payable, 12% interest, due starting August 2024	285,000	500,000
Notes payable, 18% interest, due starting August 2024	350,000	125,000
Note payable, 18% interest, due January 2025	100,000	-
Note payable, 18% interest, due January 2025	50,000	-
Note payable, 24% interest, due February 2025	100,000	-
Note payable, 24% interest, due May 2025	100,000	-
Total notes payable	$1,090,000	$1,030,000
Less current portion	(995,000)	(1,030,000)
Total Notes Payable - long term	$95,000	$-

On January 1, 2020, the Company entered into an agreement to consolidate three notes payable above dated September 2, 2016 and February 2, 2018 into one $300,000, 12% note due September 1, 2021. As consideration the Company issued the note holder 175,000 shares of common stock valued at $61,250 which was recorded as financing expense. On May 1, 2022, for the issuance of 25,000 shares valued at $29,000 on the date of commitment, the loan was further extended to September 1, 2024. The Company evaluated the modification under ASC 470-50 and determined that the modifications were considered substantial and qualified for extinguishment accounting under such guidance. As such the Company recorded a loss on extinguishment of debt of $61,250 associated with the excess reacquisition cost of the new debt over the carrying value of the original debt. During the year ended December 31, 2024, the Company converted the balance of the note of $300,000 and accrued interest of $10,948 into 3,000,000 shares of common stock. As of December 31, 2024 and 2023, the balance of the note was $0 and $300,000, respectively.

On April 26, 2021, the Company entered into a $95,000, 12% note payable due on April 26, 2022. As of December 31, 2024 and 2023 the balance of the note was $95,000 and $95,000, respectively.

On August 18, 2021, the Company entered into a $10,000, 12% note payable due on August 18, 2022. On April 10, 2022 the note was amended to have a due date of December 7, 2023. As of December 31, 2024 and 2023, the balance of the note was $10,000 and $10,000, respectively.

On August 3, 2023 the Company’s wholly owned subsidiary initiated an offering of 12% Notes with maturity dates starting on August 3, 2024. As of December 31, 2023, the Company has raised $625,000 under the offering. During the year ended December 31, 2024, the Company converted $290,000 of the notes and accrued interest of $24,353 into 4,657,143 shares of common stock. As of December 31, 2024 and 2023, the balance of the notes was $335,000 and $625,000, respectively.

On January 25, 2024 the Company’s wholly owned subsidiary issued a $125,000 18% promissory note with a maturity date of January 25, 2025. As of December 31, 2024 and 2023, the balance of the notes was $125,000 and $0, respectively.

On April 4, 2024 the Company’s wholly owned subsidiary issued a $100,000 18% promissory note with a maturity date of April 4, 2025. As of December 31, 2024 and 2023, the balance of the notes was $100,000 and $0, respectively.

On April 10, 2024 the Company’s wholly owned subsidiary issued a $75,000 12% promissory note with a maturity date of January 10, 2025. As of December 31, 2024 and 2023, the balance of the notes was $75,000 and $0, respectively.

On July 24, 2024 the Company issued a $50,000 18% promissory note with a maturity date of January 24, 2025. As of December 31, 2024 and 2023, the balance of the notes was $50,000 and $0, respectively.

On July 26, 2024 the Company issued a $100,000 18% promissory note with a maturity date of January 25, 2025. As of December 31, 2024 and 2023, the balance of the notes was $100,000 and $0, respectively.

On August 5, 2024 the Company issued a $100,000 24% promissory note with a maturity date of February 5, 2025. As of December 31, 2024 and 2023, the balance of the notes was $100,000 and $0, respectively.

On November 5, 2024 the Company issued a $100,000 24% promissory note with a maturity date of May 5, 2025. As of December 31, 2024 and 2023, the balance of the notes was $100,000 and $0, respectively.

Interest expense including amortization of the associated debt discount for the year ended December 31, 2024 and 2023 was $141,559 and $143,417, respectively.

Convertible notes payable, net of debt discount consist of the following:

	December 31, 2024	December 31, 2023
Convertible note payable, secured, 12% interest, due August 31, 2019, in default	$40,000	$50,000
Convertible note payable, secured, 10% interest, due February 2024	45,000	45,000
Convertible note payable, secured, 12% interest, due Feb 15, 2026	75,000	75,000
Convertible notes payable, secured, 4% interest, due October 14, 2020	-	75,000
Convertible note payable ,12% interest, due May 2020, in default	108,500	108,500
Convertible note payable, secured, 10% interest, due May 1, 2024	-	350,000
Convertible notes payable, secured, 4% interest, due March 3, 2021	-	25,000
Convertible notes payable, 8% interest, due December 2023	-	295,000
Convertible note payable, 12% interest, due May 25	25,000	-
Convertible notes payable, 8% interest, due March 2025	30,000	-
Convertible notes payable, 0% interest, due March 2026	76,500	-
Convertible notes payable, 12% interest, due April 2026	150,000	-
Convertible notes payable, 12% interest, due May 2026	100,000	-
Convertible note payable, 12% interest, due July 2026	50,000	-
Convertible note payable, 0% interest, due December 2025	60,000	-
Total convertible notes payable	760,000	1,023,500
Less unamortized discounts	-	(14,520)
Total convertible notes payable, net of discounts	760,000	1,008,980
Less current portion	(308,500)	(1,008,980)
Total convertible notes payable, net of discounts - long-term	$451,500	$-

On September 2, 2016, the Company issued $50,000 of principal amount of 12% secured convertible promissory notes and 6,250 warrants to purchase common stock (post-split). The note was due on August 31, 2018, was later extended to August 31, 2019, bears interest of twelve percent (12%) and is currently in default. The outstanding principal amounts and accrued but unpaid interest of the notes is convertible at any time at the option of the holder into common stock at a conversion price of $8.00 per share (post-split). The notes were issued with warrants to purchase up to 6,250 shares of the Company’s common stock at an exercise price of $12 per share (post-split). During the year ended December 31, 2024, the Company made a payment of $10,000 towards the principal balance. As of December 31, 2024 and 2023, the balance of the note was $40,000 and $50,000, respectively.

On May 2, 2017, the Company issued $50,000 of principal amount of 10% secured convertible promissory notes and 10,000 warrants to purchase common stock. The note was due on May 2, 2020 and is secured by the Company’s accounts receivable and inventory. On April 22, 2020, the note was extended to May 2, 2021. The outstanding principal amounts and accrued but unpaid interest of the notes is convertible at any time at the option of the holder into common stock at a conversion price of $4 per share (post-split). The notes were issued with warrants to purchase up to 1,250 shares (post-split) of the Company’s common stock at an exercise price of $8.00 per share (post-split). One December 31, 2021 the note was amended to cease accruing interest as of May 1,2022 and the due date of the note was amended to April 1, 2023 and on February 8, 2023 the note was extended to February 8, 2024. As of December 31, 2024 and 2023, the balance of the note was $45,000 and $45,000, respectively.

On February 15, 2018, the Company issued a $75,000 12% secured convertible promissory note. The note was due on February 24, 2020 and is secured by the Company’s accounts receivable and inventory. On April 22, 2020, the due date of the note was extended to February 15, 2021 for the issuance of 6,250 shares of common stock (post-split) valued at $8,995 and is currently in default. On February 22, 2022 the due date of the note was further extended to February 15, 2024. On September 3, 2024, the due date of the note was extended until February 15, 2026. On September 23, 2024, this note was consolidated into a new note with an additional note from this lender and all accrued interest was forgiven. As of December 31, 2024 and 2023, the balance of the note was $0 and $75,000, respectively.

On November 19, 2019, the Company entered in to a $281,000 convertible note payable, including an original issue discount of $28,100 convertible promissory note pursuant to which $150,000 was borrowed, including a $18,500 discount during the year ended December 31, 2019. Interest under the convertible promissory note is 12% per annum, and the principal and all accrued but unpaid interest is due 180 days from funding, which has July 19, 2020 for the first tranche. On May 20, 2020, the noteholder agreed to extend the due date of the first tranche of funding until July 19, 2020 and is currently past due. The note is convertible at the lesser of (i) 70% multiplied by the lowest Trading Price during the previous twenty-five (25) trading day period ending on the latest complete Trading Day prior to the date of the note and 70% of the market price with a floor of $0.01. As an incentive to enter into the agreement, the noteholder was also granted 53,375 shares (post-split) valued at $175,070 As of December 31, 2024 and 2023, the balance of the note was $108,500 and $108,500, respectively.

On May 5, 2020, the Company issued a $350,000 10% convertible note. The note is due on May 1, 2021 and is convertible at a rate of $1 per share (post-split). As an incentive to enter into the agreement the noteholder was also granted 187,500 shares (post-split) valued at $207,000, which was recognized as a debt discount. On April 21, 2021, the noteholder agreed to extend the note through May 1, 2022. As an incentive to enter into the agreement, the noteholder was also granted 12,500 shares (post-split) valued at $20,000, which was recognized as financing expense. On May 1, 2022, for the issuance of 75,000 shares valued at $87,000 on the date of commitment, the loan was further extended to May 1, 2024. During the year ended December 31, 2024, the Company converted $350,000 of the notes and accrued interest of $140,192 into 7,002,740 shares of common stock. As of December 31, 2024 and 2023, the balance of the note was $0 and $350,000, respectively.

On March 3, 2021, the Company issued a $25,000 4% convertible note. The note is due on March 3, 2022 and is convertible at a rate of $0.80 per share (post-split). On September 23, 2024, this note was consolidated into a new note with an additional note from this lender and all accrued interest was forgiven. As of December 31, 2024 and 2023, the balance of the note was $0 and $25,000, respectively.

On February 22, 2022 the Company entered into a $385,000, 12% note payable due on February 22, 2023. The note is convertible upon default at the higher of the closing price of the common stock on the closing date, or par value. As an inducement to enter into the agreement the Company also granted the noteholder 165,216 shares of common stock (post-split). The issuance of the note and shares resulted in a total debt discount of $158,147, with $123,147 attributable to the shares. On February 8, 2023, the note was extended to December 31, 2023. During the year ended December 31, 2023, the Company made principal payments totaling $60,000. On March 26, 2024, the Company negotiated a settlement of the note of $295,000 and accrued interest of $64,990 for a payment of $250,000. The Company recognized a gain on the settlement of $109,990. As of December 31, 2024 and 2023, the balance of the note was $0 and $295,000.

On July 18, 2022, the Company entered into a $150,000 8% convertible grid note. The note is due on July 18, 2023 and is convertible at a rate of $0.80 per share (post-split). During the year ending December 31, 2023, the Company received $4,000 in advances from the note. During the year ended December 31, 2023, the Company converted the balance of the note and accrued interest into 2,254,986 shares of common stock valued at $45,100. During the year ended December 31, 2024, the Company received $30,000 under this grid note. As of December 31, 2024 and 2023, the balance of the note was $30,000 and $0, respectively.

On April 23, 2024 the Company issued a $100,000 12% convertible promissory note with a maturity date of April 23, 2026 and is convertible at a rate of $0.10 per share. As of December 31, 2024 and 2023, the balance of the notes was $150,000 and $0, respectively.

On May 14, 2024 the Company issued a $25,000 12% convertible promissory note with a maturity date of May 14, 2025 and is convertible at a rate of $0.15 per share. As of December 31, 2024 and 2023, the balance of the notes was $25,000 and $0, respectively.

On May 29, 2024 the Company issued a $100,000 12% convertible promissory note with a maturity date of May 29, 2026 and is convertible at a rate of $0.15 per share. As of December 31, 2024 and 2023, the balance of the notes was $100,000 and $0, respectively.

On June 3, 2024 the Company issued a $50,000 12% convertible promissory note with a maturity date of June 3, 2026 and is convertible at a rate of $0.15 per share. As of December 31, 2024 and 2023, the balance of the notes was $50,000 and $0, respectively.

On September 3, 2024, the Company negotiated a consolidated 12% secured convertible promissory note with a lender. The note consolidated a $75,000 note from February 18, 2018 and a $25,000 note from March 3, 2021 and forgave $20,353 in accrued interest. The Company recognized a gain on the settlement of $20,353. The new agreement also required monthly payments toward the note balance and the new maturity date is April 23, 2026. During the year ended December 31, 2024, the Company made payments of $23,500. As of December 31, 2024 and 2023, the balance of the note was $76,500 and $0, respectively.

On December 1, 2024 the Company issued a $60,000 0% convertible promissory note with a maturity date of December 1, 2025 and is convertible at a rate of $0.15 per share. As of December 31, 2024 and 2023, the balance of the notes was $60,000 and $0, respectively.

Interest expense including financing cost and amortization of the associated debt discount on all of the above convertible notes for the year ended December 31, 2024 and 2023 was $69,329 and $115,506, respectively.

NOTE 9 - COMMITMENTS AND CONTINGENCIES

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

During 2018, the Company executed a lease agreement. The lease term is 39 months at a rate of $1,680 per month with 3% increases beginning January 1, 2021 and rent commencing on January 1, 2019. The Company was required to pay a $1,781 security deposit. During the year ending December 31, 2022 the Company agreed to renew the lease through December 31, 2025. During the year ended December 2024, the Company stopped using this space and was looking for a party to sublease the space. In December 2024, the Company was notified by the Landlord that a new tenant had been located and a new lease was signed. The Company was released from the remaining lease as of January 31, 2025.

In January 2023, the Company executed a lease agreement. The lease term is 40 months at a rate of $5,624 per month and rent commencing on September 1, 2023. The Company was required to pay a $12,166 security deposit.

On September 1, 2024, the Company executed a lease agreement. The lease term is 37 months at an initial rate of $2,305 per month with a 5% increase each year with rent commencing on October 1, 2024. The Company was required to pay a $5,000 security deposit.

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

Undiscounted Cash Flows

As of December 31, 2024, the right of use asset and lease liability were shown on the consolidated balance sheet at $171,016 and $171,016, respectively. The table below reconciles the fixed component of the undiscounted cash flows and the total remaining years to the operating lease liability recorded on the consolidated balance sheet as of December, 2024:

Amounts due as of December 31, 2024	Operating Leases
2025	$94,294
2026	102,502
2027	22,820
Total minimum lease payments	219,616
Less: effect of discounting	(48,600)
Present value of future minimum lease payments	171,016
Less: current obligations under leases	(72,799)
Long-term lease obligations	$98,217

Legal Matter

On July 6, 2020, we received a letter from the staff of the Division of Enforcement of the Securities and Exchange Commission (the “Staff”) that indicated the Company may have violated certain rules and regulations regarding a late filing notification filed by the Company and that the Staff is conducting an informal inquiry into the matter. On April 29, 2021, the Company agreed to pay civil penalties of $25,000 to the Securities and Exchange Commission in settlement of the matter. Payment shall be made in the following four installments: (1) $5,000 within 14 days of entry of the order; (2) $7,500 within 180 days of entry of the order; (3) $6,250 within 270 days of entry of the order; and (4) $6,250 within 360 days of entry of the order. As of December 31, 2024 $20,000 remained due.

On April 6, 2023, the Company was served a Summons for an Amended Complaint filed in the state of Florida with claims for Strict Liability, Negligence and Breach of Implied Warranty. The complaint, filed by an insurance company, stems from its payments for claims filed by a policy holder on two separate occasions. The first insurance claim payment was due to a leak caused by improper installation in which the contractor failed to meet local codes. The second insurance claim payment followed the contractor’s failure to properly repair the improper installation. The complaint states that the contractor failed to follow basic installation guidelines supplied with the product in either incident, resulting in damages. On June 8, 2023, the Court of Duval County, FL entered a default judgement for $38,768. As of December 31, 2024, the Company has not paid any of this balance.

NOTE 10 - STOCK WARRANTS

The following is a summary of stock warrants activity during the year ended December 31, 2024;

	Number of Shares	Weighted Average Exercise Price
Balance, December 31, 2023	1,317,387	$0.20
Warrants expired	(1,071,750)	1.00
Balance outstanding and exercisable, December 31, 2024	245,637	$0.50

NOTE 11 - INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company recorded the valuation allowance due to the uncertainty of future realization of federal and state net operating loss carryforwards. The deferred income tax assets are comprised of the following at December 31, 2024 and 2023:

	December 31, 2024	December 31, 2023
Deferred income tax assets:	$16,191,413	$13,999,842
Valuation allowance	(16,191,413)	(13,999,842)
Net deferred tax asset	$-	$-

Reconciliation between the statutory rate and the effective tax rate is as follows at December 31, 2024 and 2023:

	2024	2023
Effective Tax Rate Reconciliation:
Federal statutory tax rate	21.0%	21.0%
State taxes, net of federal benefit	0.0%	0.0%
Change in valuation allowance	(21.0)%	(21.0)%
Effective tax rate	0.0%	0.0%

As of December 31, 2024, the Company had net operating loss carryforwards of approximately $77,101,969 and net operating loss carryforwards expire in 2025 through 2032. The current year’s net operating loss will carryforward indefinitely, limited to 80% of the current year taxable income. The deferred income tax asset is derived by taking the net operating loss carryforward of $77,101,969 times the 21% effective tax rate totaling $16,191,413.

The current income tax benefit of $2,191,571 generated for the year ended December 31, 2024 was offset by an equal increase in the valuation allowance. The valuation allowance was increased due to uncertainties as to the Company’s ability to generate sufficient taxable income to utilize the net operating loss carryforwards which is the only significant component of deferred taxes.

The Company recognizes interest and penalties related to uncertain tax positions in general and administrative expense. As of December 31, 2024 and 2023 the Company has no unrecognized uncertain tax positions, including interest and penalties.

NOTE 12 – FINANCING INCENTIVE

During the year ended December 31, 2024, the Company issued 16,890,000 shares of common stock as financing incentives to lenders to encourage these lenders to enter note agreements and also for a related party lender to agree to a standby letter of credit required under the Company’s agreement with its contract manufacturer. These shares were valued at the market price of the Company’s common stock on the date of each agreement. The Company recognized a financing incentive expense of $4,524,200 during the year ended December 31, 2024. The financing incentive expense is comprised of the following at December 31, 2024:

Lender	Date	Agreement	Shares	Market Price	Value
Non-Affiliate	7/24/2024	Note	300,000	$0.07	$21,000.00
Related Party	7/24/2024	Note	2,500,000	0.07	175,000.00
Non-Affiliate	7/26/2024	Note	600,000	0.07	42,000.00
Non-Affiliate	8/5/2024	Note	200,000	0.40	80,000.00
Related Party	8/29/2024	SLOC	1,200,000	0.38	456,000.00
Related Party	8/29/2024	SLOC	1,000,000	0.38	380,000.00
Non-Affiliate	8/29/2024	Note	500,000	0.38	190,000.00
Non-Affiliate	10/15/2024	Note	40,000	0.38	15,200.00
Non-Affiliate	11/5/2024	Note	200,000	0.30	60,000.00
Non-Affiliate	12/1/2024	Note	350,000	0.30	105,000.00
Related Party	12/16/2024	Note	10,000,000	0.30	3,000,000.00
			16,890,000		$4,524,200.00

NOTE 13 - STOCKHOLDERS’ EQUITY

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

The Company has also designated 76,000 shares of Series A Preferred Stock. Each share of Series A Preferred Stock is convertible, at any time, at the option of the holder, into five shares of our common stock and one warrant to purchase one share of our common stock at $1.00 per share. All Preferred Stock automatically converts into shares of the Company’s common stock and warrants after three years from the original issue date of the Preferred Stock. On

February 19, 2020 the Company converted the 76,000 outstanding Series A preferred shares, based on the automatic conversion terms into 380,000 common shares and 76,000 warrants have been issued.

On August 13, 2024, the Company redeemed 10,000 series B preferred shares that were immediately cancelled.

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

On January 18, 2024, the Company issued 1,050,000 shares pursuant to amendments to a related party promissory note which were made on October 20, 2021, which had been recorded as stock payable.

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

On August 6, 2024, the Company issued 600,000 shares of common stock that were recorded in the prior year in stock payable for services rendered.

On August 19, 2024, the Company cancelled 1,000,000 shares of common stock that had been issued to an entity under control of a related party.

On September 3, 2024, the Company issued 156,667 shares of common stock to convert advances from a related party of $23,500.

From July 1 through December 31, 2024, the Company issued 15,585,000 shares of common stock for services.

During the year ended December 31, 2024, the Company issued 16,890,000 shares of common stock as financing incentives. The Company recognized $4,524,200 in financing incentive expense (see Note 12).

During the year ended December 31, 2024, the Company issued 2,950,000 shares of common stock pursuant to nine subscription agreements for $272,500 in cash.

NOTE 14 - SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date the financial statements were issued. The Company has determined that there are no other such events that warrant disclosure or recognition in the financial statements other than as set forth below.

On February 1, 2025, the Company entered into a new lease for approximately 13,544 square feet of warehouse space. The lease has a term of 60 months. The monthly rent begins at $18,961.60 per month for 12 months and increases 4% per year for the remaining four years. The Company was required to pay a $44,465 security deposit at the beginning of the lease.

On or about April 1, 2025, the Company received $185,000 under a note payable from a director of the Company. The note has an interest rate of 12% and matures on 04/01/26

On June 3, 2025, the Company made a payment of $150,000 to a lender towards principal and accrued interest of its promissory notes that are outstanding.

On July 3, 2025, the Company made a payment of $125,000 to a lender towards principal and accrued interest of its promissory notes that are outstanding.

During the 2025 fiscal year-to-date, the Company has made payments totaling $295,000 to a related party lender towards principal and accrued interest on one of its outstanding promissory notes.

During the 2025 fiscal year-to-date, the Company has issued 670,000 shares of common stock pursuant to five subscription agreements for $83,000 in cash.

During the 2025 fiscal year-to-date, the Company has issued 2,245,000 shares of common stock pursuant to thirteen consulting agreements and recorded $637,348 in stock compensation expense.

