Form 10-Q
period 2025-03-31
Trutankless, Inc.
filed 2025-10-09
CIK 1429393

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

The number of shares of Common Stock, $0.001 par value, outstanding on October 8, 2025, was 132,108,178 shares.

TRUTANKLESS, INC.

QUARTERLY PERIOD ENDED SEPTEMBER 30, 2024

 TRUTANKLESS, INC

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2025	December 31, 2024
	(Unaudited)
ASSETS
Current assets
Cash	$11,404	$1,004,190
Accounts receivable	107,665	43,523
Prepaid expenses	708,750	1,232,930
Inventory	612,414	350,866
Vendor deposits	613,598	375,652
Total current assets	2,053,831	3,007,161

Other assets
Property, plant and equipment, net	378,882	188,072
Right-to-use asset	951,245	171,016
Trademarks	11,914	11,914
Other assets	63,312	18,947
Total other assets	1,405,353	389,949
Total assets	$3,459,184	$3,397,110

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable and accrued liabilities	$1,565,696	$1,232,483
Advances payable - related parties	7,500	7,500
Lease liability	172,478	72,799
Accrued interest payable	417,586	373,998
Accrued interest payable - related parties	727,258	637,365
Royalty liabilities payable	614,345	547,500
Notes payable, net of discounts	920,000	995,000
Notes payable, net of discounts - related parties	3,700,810	4,013,439
Convertible notes payable, net of discounts	308,500	308,500
Convertible notes payable, net of discounts - related parties	750,000	750,000
Total current liabilities	9,184,173	8,938,584

Long-term liabilities
Deferred warranty revenue	2,490	249
Lease liability - long-term	790,855	98,217
Notes payable, net of discounts and current portion	95,000	95,000
Notes payable, net of discounts and current portion - related parties	335,200	160,200
Convertible notes payable, net of discounts and current portion	451,500	451,500
Total long-term liabilities	1,675,045	805,166
Total liabilities	10,859,218	9,743,750

Commitments and contingencies (Note 8)	-	-

Stockholders' deficit
Preferred stock, $0.001 par value, 9,990,000 shares authorized
Preferred stock - Series B, $0.001 par value, 10,000 shares authorized, 0 shares issued and outstanding	-	-
Common stock, $0.001 par value, 150,000,000 shares authorized, 130,773,178 and 128,608,178 shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	130,773	128,608
Additional paid in capital	71,167,043	70,626,721
Accumulated deficit	(78,697,850)	(77,101,969)
Total stockholders' deficit	(7,400,034)	(6,346,640)
Total liabilities and stockholders' deficit	$3,459,184	$3,397,110

See accompanying notes to the unaudited condensed consolidated financial statements.

TRUTANKLESS, INC

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended
	March 31, 2025	March 31, 2024
Net sales	$430,087	$-
Cost of sales	325,798	-
Gross profit	104,289	-

Operating expenses
General and administrative expenses	266,666	304,811
Research and development	59,971	177,626
Professional fees	1,145,362	27,565
Depreciation and amortization expense	12,703	-
Total operating expenses	1,484,702	510,002
Operating loss	(1,380,413)	(510,002)

Other income (expense)
Other income	46,256	-
Gain on extinguishment of debt	-	276,790
Interest expense	(261,724)	(171,940)
Total other income (expense)	(215,468)	104,850
Net income (loss)	$(1,595,881)	$(405,152)

Net loss per share - basic and diluted	$(0.01)	$(0.01)

Weighted average number of common shares - basic	129,936,956	42,471,032

 See accompanying notes to the unaudited condensed consolidated financial statements.

TRUTANKLESS, INC

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-in	Subscriptions	Accumulated
	Shares	Amount	Shares	Amount	Capital	Payable	Deficit	Total
Balance, December 31, 2024	-	$-	128,608,178	$128,608	$70,626,721	$-	$(77,101,969)	$(6,346,640)
Stock issued for services	-	-	1,745,000	1,745	485,242	-	-	486,987
Stock issued for cash	-	-	420,000	420	55,080	-	-	55,500
Net loss for the period	-	-	-	-	-	-	(1,595,881)	(1,595,881)
Balance, March 31, 2025	-	$-	130,773,178	$130,773	$71,167,043	$-	$(78,697,850)	$(7,400,034)

	Preferred Stock		Common Stock		Additional Paid-in	Subscriptions	Accumulated
	Shares	Amount	Shares	Amount	Capital	Payable	Deficit	Total
Balance, December 31, 2023	10,000	$10	38,773,230	$38,773	$57,717,685	$1,462,480	$(66,665,913)	$(7,446,965)
Stock issued for financing incentives	-	-	1,050,000	1,050	1,458,450	(1,459,500)	-	-
Stock issued for conversion of notes payable	-	-	3,000,000	3,000	117,000	-	-	120,000
Stock issued for cash	-	-	300,000	300	14,700	-	-	15,000
Stock issued for services	-	-	750,000	750	223,500	-	-	224,250
Net loss for the Period	-	-	-	-	-	-	(405,152)	(405,152)
Balance, March 31, 2024	10,000	$10	43,873,230	$43,873	$59,531,335	$2,980	$(67,071,065)	$(7,492,867)

 See accompanying notes to the unaudited condensed consolidated financial statements.

TRUTANKLESS, INC

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended
	March 31, 2025	March 31, 2024
Cash flows from operating activities:
Net income (loss)	$(1,595,881)	$(405,152)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	12,703	-
Amortization of debt discounts	-	24,148
Stock issued for services	486,988	50,797
Gain on extinguishment of debt	-	(276,790)
Non-cash operating lease expense	12,088	(865)
Changes in operating assets and liabilities:
Accounts receivable	(64,142)	-
Prepaid expenses	524,181	5,000
Inventory	(261,548)	-
Vendor deposits	(237,946)	-
Security deposits	(44,365)	-
Accounts payable	303,525	58,440
Accrued liabilities	17,470	43
Interest payable	47,651	18,466
Interest payable to related parties	89,893	123,133
Deferred warranty revenue	2,241	-
Net cash used in operating activities	(707,142)	(402,780)

Cash flows from investing activities:
Purchase of property, plant and equipment	(203,514)	-
Net cash flows from investing activities	(203,514)	-

Cash flows from financing activities:
Proceeds from royalty liabilities payable	-	110,000
Proceeds from notes payable	-	135,000
Proceeds from notes payable - related parties	175,000	6,000
Repayment of notes payable - related party	(312,630)	-
Repayment of convertible notes payable	-	(250,000)
Proceeds from convertible notes payable - related parties	-	366,400
Proceeds from issuance of common stock	55,500	15,000
Net cash provided by financing activities	(82,130)	382,400

Net change in cash	(992,786)	(20,380)
Cash and cash equivalents - beginning of period	1,004,190	21,453
Cash and cash equivalents - end of period	$11,404	$1,073

Supplemental disclosures of cash flow information:
Cash paid for interest	$128,243	$-
Cash paid for income taxes	$-	$-

Supplemental non-cash information
Conversion of notes payable into common stock	$-	$120,000
Common stock issued per consulting agreements	$486,988	$224,250

See accompanying notes to the unaudited condensed consolidated financial statements.

TRUTANKLESS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2025

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

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (GAAP) and applicable rules and regulations of the Securities and Exchange Commission (SEC) regarding interim financial reporting. Certain information and note disclosures normally included in the consolidated financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. As such, the information included in the consolidated financial statements for the three months ended March 31, 2025 should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s Form 10-K for the Company’s fiscal year ended December 31, 2024, as filed with the SEC.

The consolidated balance sheet as of December 31, 2024, included herein was derived from the audited financial statements as of that date, but does not include all disclosures including notes required by GAAP.

The accompanying unaudited consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the financial position, results of operations, and cash flows for the interim periods, but are not necessarily indicative of the results of operations to be anticipated for the year ending December 31, 2025.

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

Income Taxes

The Company’s calculation of its tax liabilities involves dealing with uncertainties in the application of complex tax laws and regulations in various taxing jurisdictions. The Company recognizes tax liabilities for uncertain tax positions based on management’s estimate of whether it is more likely than not that additional taxes will be required. The Company had no uncertain tax positions as of March 31, 2025.

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

The Company includes interest and penalties arising from the underpayment of income taxes in the statements of operation in the provision for income taxes. As of March 31, 2025 and 2024, the Company had no accrued interest or penalties related to uncertain tax positions.

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

Accounts receivable

Accounts receivable is comprised of uncollateralized customer obligations due under normal trade terms. The Company performs ongoing credit evaluation of its customers and management closely monitors outstanding receivables based on factors surrounding the credit risk of specific customers, historical trends, and other information. The carrying amount of accounts receivable is reviewed periodically for collectability. If management determines that collection is unlikely, an allowance that reflects management’s best estimate of the amounts that will not be collected is recorded. Accounts receivables are presented net of an allowance for doubtful accounts of $0 at March 31, 2025 and December 31, 2024.

Advertising Costs

The Company’s policy regarding advertising is to expense advertising when incurred. The Company incurred advertising expenses of $10,502 and $916 during the three months ended March 31, 2025 and 2024, respectively.

Research and development costs

The Company charges research and development costs to expense when incurred in accordance with FASB ASC 730, “Research and Development”. These research and development expenses are not related to the patent that the Company has, but are focused on future product developments. Research and development costs were $59,971 and $177,626 for the three months ended March 31, 2025 and 2024, respectively.

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

The reported fair values for financial instruments that use Level 2 and Level 3 inputs to determine fair value are based on a variety of factors and assumptions. Accordingly, certain fair values may not represent actual values of the Company’s financial instruments that could have been realized as of September 30, 2024 or that will be recognized in the future, and do not include expenses that could be incurred in an actual settlement. The carrying amounts of the Company’s financial assets and liabilities, such as cash, accounts receivable, receivables from related parties, prepaid expenses and other, accounts payable, accrued liabilities, and related party and third-party notes payables approximate fair value due to their relatively short maturities. The Company’s notes payable to related parties approximates the fair value of such instrument based upon management’s best estimate of terms that would be available to the Company for similar financial arrangements at March 31, 2025 and December 31, 2024.

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

Management evaluated all relevant conditions and events that are reasonably known or reasonably knowable, in the aggregate, as of the date the consolidated financial statements are issued and determined that substantial doubt exists about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent on the Company’s ability to generate revenues and raise capital. The Company has not generated sufficient revenues from product sales to provide sufficient cash flows to enable the Company to finance its operations internally. As of March 31, 2025, the Company had $11,404 cash on hand. On March 31, 2025, the Company has an accumulated deficit of $78,697,850. For the three months ended March 31, 2025, the Company had a net loss of $1,595,881, and cash used in operations of $707,142. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year from the date of filing.

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

NOTE 3 - ACCOUNTS RECEIVABLE, NET

Accounts receivable consist of the following at:

	March 31, 2025	December 31, 2024
Accounts receivable	107,665	43,523
Allowance for doubtful accounts	-	-
Total	$107,665	$43,523

NOTE 4 – INVENTORY

Inventories consist of the following at:

	March 31, 2025	December 31, 2024
Finished Goods	$61,770	$-
Parts	550,644	350,866
Total Inventory	$612,414	$350,866

NOTE 5 – ROYALTY LIABILITIES

Starting November 2023, the Company issued 18 royalty agreements to investors for a total of $622,500. These agreements require the Company to pay up to $50 per unit sold in royalties to these investors based on their investment amounts. The royalty obligation commenced on March 1, 2025 after the 500th unit was produced and sold and continue until March 31, 2031 (6 (six) calendar years from the anniversary date of the receipt of the first royalty payment). As of March 31, 2025, the Company produced and sold 631 units relating to these royalty agreements. For March 2925, the Company accrued $8,155 for royalty payment obligations. As of March 31, 2025 and December 31, 2024, the royalty note liability was $614,345 and $547,500, respectively.

NOTE 6 - RELATED PARTY

Accounts payable and accrued liabilities – related party

During the three months ended March 31, 2025 and 2024, the Company received $0 and $0 in advances and made payments $0 and $0 from a related party, respectively. As of March 31, 2025 and December 31, 2024, the Company had advances from a related party of $7,500 and $7,500, respectively.

Notes payable - related party consist of the following at:

	March 31, 2025	December 31, 2024
Note payable, secured, 5% interest, due on demand	$28,450	$28,450
Note payable, secured, 18% interest, due July 25, 2024	40,000	40,000
Note payable, 8% interest, due December 31, 2024	2,047,750	2,319,989
Notes payable, secured, 18% interest, due August 31, 2025	125,000	125,000
Note payabe, secured, 18% interest, due December 31, 2025	1,459,610	1,500,000
Note payable, secured, 12% interest, due April 26, 2026	60,000	60,000
Note payable, secured, 12% interest, due April 30, 2026	100,200	100,200
Note payable, secured, 15% interest, due April 1, 2026	175,000	-
Total notes payable - related party	$4,036,010	$4,173,639
Less current portion	(3,700,810)	(4,013,439)
Total notes payable - related party - long term	$335,200	$160,200

During the three months ended March 31, 2025, the Company received $0 under a note payable from a director of the Company. As of March 31, 2025 and December 31, 2024, the Company had one note payable due to a director of the Company in the amount of $28,450. The note has an interest rate of 5% and is due on demand.

As of March 31, 2025 and December 31, 2024, the Company had one note payable due to an officer of the Company in the amount of $60,000 and $60,000, respectively. The note has an interest rate of 12% and is due April 26, 2026.

On April 30, 2021, the Company entered into a $150,000, 12% grid note payable with a Company controlled by the former CEO that is due upon demand but no later than April 30, 2026. As of March 31, 2025 and December 31, 2024, the Company has received advances under the note of $0 and $0 and made repayment of 0 and $22,300, respectively. As of March 31, 2025 and December 31, 2024, the note had a balance of $100,200.

On January 11, 2021, the Company entered into a $125,000, 30% note payable due on June 8, 2021. Under the note the Company must make interest only payments of $3,125 starting on February 10, 2021 and continuing through maturity. On December 31, 2021, the noteholder extended the due date to June 8, 2022 for $1,250. On September 1, 2023, the noteholder sold the ownership of the note to an entity under common ownership of a related party who concurrently amended the terms of the note with the Company to accrue interest and to extend the maturity date of the note to August 31, 2025. This assignment makes this a related party note. As of March 31, 2025 and December 31, 2024, the balance of the note was $125,000 and $125,000, respectively.

On September 1, 2022, the Company entered into a $2,500,000 8% convertible grid note with Notation Labs, Inc, a company commonly controlled by a director of the Company. The note is due on December 31, 2024. During the year ending December 31, 2024, the Company received $868,300 in net advances from the note and made payments of $721,284 on the note. During the three months ending March 31, 2025, the Company received $14,390 in net advances from the note and made payments of $286,630 on the note. As of March 31, 2025 and December 31, 2024, the balance of the note was $2,047,750 and $2,319,989, respectively.

On July 23, 2023, the Company entered into a $40,000, 12% note payable with an entity under common control of a related party and matures on July 25, 2024. As of March 31, 2025 and December 31, 2024, the balance of the note was $40,000 and $40,000, respectively.

On December 16, 2024, the Company entered into a $1,500,000, 18% note payable with an entity under common control of a related party and matures on December 16, 2025. During the three months ended March 31, 2025, the Company made payments of $40,390 towards the note balance. As of March 31, 2025 and December 31, 2024, the balance of the note was $1,459,610 and $1,500,000, respectively.

On March 31, 2025, the Company entered into a $175,000, 12% note payable with a director of the Company which matures on April 1, 2026. As of March 31, 2025 and December 31, 2024, the balance of the note was $175,000 and $0, respectively.

Interest expense associated with the related party notes for the three months ended March 31, 2025 and 2024 was $112,838 and $52,405 respectively.

Convertible notes payable - related party consist of the following at:

	March 31, 2025	December 31, 2024
Convertible note payable, 12% interest, due March 2025	$250,000	$250,000
Convertible note payable, 15% interest, due July 2025	500,000	500,000
Total convertible notes payable - related party	$750,000	$750,000
Less current portion	(750,000)	(750,000)
Total convertible notes payable - related party - long-term	$-	$-

On March 26, 2024, the Company issued a $250,000 12% convertible promissory note to a trust controlled by a shareholder of the Company. The note is due on March 25, 2025 and is convertible into shares of the Company’s common stock at a rate of $0.05 per share. As of March 31, 2025 and December 31, 2024, the balance of the note was $250,000 and $250,000, respectively.

On July 25, 2024, the Company issued a $500,000 15% convertible promissory note to a company commonly controlled by a shareholder of the Company. The note is due on July 25, 2025 and is convertible into shares of the Company’s common stock at a rate of $0.15 per share. As of March 31, 2025 and December 31, 2024, the balance of the note was $500,000 and $500,000, respectively.

Interest expense on all of the above convertible notes for the three months ended March 31, 2025 and 2024 was $25,980 and $60,706, respectively.

NOTE 7 - NOTES PAYABLE

Notes payable consist of the following at:

	March 31, 2025	December 31, 2024
Note payable, secured, 12% interest, due April 2026	$95,000	$95,000
Notes payable, secured, 12% interest, due December 2023	10,000	10,000
Notes payable, 12% interest, due starting August 2024	210,000	285,000
Notes payable, 18% interest, due starting August 2024	350,000	350,000
Note payable, 18% interest, due January 2025	100,000	100,000
Note payable, 18% interest, due January 2025	50,000	50,000
Note payable, 24% interest, due February 2025	100,000	100,000
Note payable, 24% interest, due May 2025	100,000	100,000
Total notes payable	$1,015,000	$1,090,000
Less current portion	(920,000)	(995,000)
Total Notes Payable - long term	$95,000	$95,000

On April 26, 2021, the Company entered into a $95,000, 12% note payable due on April 26, 2022. As of March 31, 2025 and December 31, 2024, the balance of the note was $95,000 and $95,000, respectively.

On August 18, 2021, the Company entered into a $10,000, 12% note payable due on August 18, 2022. On April 10, 2022 the note was amended to have a due date of December 7, 2023. As of March 31, 2025 and December 31, 2024, the balance of the note was $10,000 and $10,000, respectively.

On August 3, 2023 the Company’s wholly owned subsidiary initiated an offering of 12% Notes with maturity dates starting on August 3, 2024. As of December 31, 2023, the Company has raised $625,000 under the offering. During the year ended December 31, 2024, the Company converted $290,000 of the notes and accrued interest of $24,353 into 4,657,143 shares of common stock. As of March 31, 2025 and December 31, 2024, the balance of the notes was $335,000 and $335,000, respectively.

On January 25, 2024 the Company’s wholly owned subsidiary issued a $125,000 18% promissory note with a maturity date of January 25, 2025. As of March 31, 2025 and December 31, 2024, the balance of the notes was $125,000 and $125,000, respectively.

On April 4, 2024 the Company’s wholly owned subsidiary issued a $100,000 18% promissory note with a maturity date of April 4, 2025. As of March 31, 2025 and December 31, 2024, the balance of the notes was $100,000 and $100.000, respectively.

On April 10, 2024 the Company’s wholly owned subsidiary issued a $75,000 12% promissory note with a maturity date of January 10, 2025. On January 1, 2025, this note was converted to the Royalty Program. As of March 31, 2025 and December 31, 2024, the balance of the notes was $0 and $75,000, respectively.

On July 24, 2024 the Company issued a $50,000 18% promissory note with a maturity date of January 24, 2025. As of March 31, 2025 and December 31, 2024, the balance of the notes was $50,000 and $50,000, respectively.

On July 26, 2024 the Company issued a $100,000 18% promissory note with a maturity date of January 25, 2025. As of March 31, 2025 and December 31, 2024, the balance of the notes was $100,000 and $100,000, respectively.

On August 5, 2024 the Company issued a $100,000 24% promissory note with a maturity date of February 5, 2025. As of March 31, 2025 and December 31, 2024, the balance of the notes was $100,000 and $100,000, respectively.

On November 5, 2024 the Company issued a $100,000 24% promissory note with a maturity date of May 5, 2025. As of March 31, 2025 and December 31, 2024, the balance of the notes was $100,000 and $100,000, respectively.

Interest expense including amortization of the associated debt discount for the three months ended March 31, 2025 and 2024 was $44,088 and $29,634, respectively.

Convertible notes payable, net of debt discount consist of the following:

	March 31, 2025	December 31, 2024
Convertible note payable, secured, 12% interest, due August 31, 2019, in default	$40,000	$40,000
Convertible note payable, secured, 10% interest, due February 2024	45,000	45,000
Convertible note payable, secured, 12% interest, due Feb 15, 2026	75,000	75,000
Convertible note payable ,12% interest, due May 2020, in default	108,500	108,500
Convertible note payable, 12% interest, due May 25	25,000	25,000
Convertible notes payable, 8% interest, due March 2025	30,000	30,000
Convertible notes payable, 0% interest, due March 2026	76,500	76,500
Convertible notes payable, 12% interest, due April 2026	150,000	150,000
Convertible notes payable, 12% interest, due May 2026	100,000	100,000
Convertible note payable, 12% interest, due June 2026	50,000	50,000
Convertible note payable, 0% interest, due December 2025	60,000	60,000
Total convertible notes payable	760,000	760,000
Less current portion	(308,500)	(308,500)
Total convertible notes payable, net of discounts - long-term	$451,500	$451,500

On September 2, 2016, the Company issued $50,000 of principal amount of 12% secured convertible promissory notes and 6,250 warrants to purchase common stock (post-split). The note was due on August 31, 2018, was later extended to August 31, 2019, bears interest of twelve percent (12%) and is currently in default. The outstanding principal amounts and accrued but unpaid interest of the notes is convertible at any time at the option of the holder into common stock at a conversion price of $8.00 per share (post-split). The notes were issued with warrants to purchase up to 6,250 shares of the Company’s common stock at an exercise price of $12 per share (post-split). During the year ended December 31, 2024, the Company made a payment of $10,000 towards the principal balance. As of March 31, 2025 and December 31, 2024, the balance of the note was $40,000 and $40,000, respectively.

On May 2, 2017, the Company issued $50,000 of principal amount of 10% secured convertible promissory notes and 10,000 warrants to purchase common stock. The note was due on May 2, 2020 and is secured by the Company’s accounts receivable and inventory. On April 22, 2020, the note was extended to May 2, 2021. The outstanding principal amounts and accrued but unpaid interest of the notes is convertible at any time at the option of the holder into common stock at a conversion price of $4 per share (post-split). The notes were issued with warrants to purchase up to 1,250 shares (post-split) of the Company’s common stock at an exercise price of $8.00 per share (post-split). One December 31, 2021 the note was amended to cease accruing interest as of May 1,2022 and the due date of the note was amended to April 1, 2023 and on February 8, 2023 the note was extended to February 8, 2024. As of March 31, 2025 and December 31, 2024, the balance of the note was $45,000 and $45,000, respectively.

On February 15, 2018, the Company issued a $75,000 12% secured convertible promissory note. The note was due on February 24, 2020 and is secured by the Company’s accounts receivable and inventory. On April 22, 2020, the due date of the note was extended to February 15, 2021 for the issuance of 6,250 shares of common stock (post-split) valued at $8,995 and is currently in default. On February 22, 2022 the due date of the note was further extended to February 15, 2024. On September 3, 2024, the due date of the note was extended until February 15, 2026. As of March 31, 2025 and December 31, 2024, the balance of the note was $75,000 and $75,000, respectively.

On November 19, 2019, the Company entered in to a $281,000 convertible note payable, including an original issue discount of $28,100 convertible promissory note pursuant to which $150,000 was borrowed, including a $18,500 discount during the year ended December 31, 2019. Interest under the convertible promissory note is 12% per annum, and the principal and all accrued but unpaid interest is due 180 days from funding, which has July 19, 2020 for the first tranche. On May 20, 2020, the noteholder agreed to extend the due date of the first tranche of funding until July 19, 2020 and is currently past due. The note is convertible at the lesser of (i) 70% multiplied by the lowest Trading Price during the previous twenty-five (25) trading day period ending on the latest complete Trading Day prior to the date of the note and 70% of the market price with a floor of $0.01. As an incentive to enter into the agreement, the noteholder was also granted 53,375 shares (post-split) valued at $175,070 As of March 31, 2025 and December 31, 2024, the balance of the note was $108,500 and $108,500, respectively.

On July 18, 2022, the Company entered into a $150,000 8% convertible grid note. The note is due on July 18, 2023 and is convertible at a rate of $0.80 per share (post-split). During the year ending December 31, 2023, the Company received $4,000 in advances from the note. During the year ended December 31, 2023, the Company converted the balance of the note and accrued interest into 2,254,986 shares of common stock valued at $45,100. During the year ended December 31, 2024, the Company received $30,000 under this grid note. As of March 31, 2025 and December 31, 2024, the balance of the note was $30,000 and $30,000, respectively.

On April 23, 2024 the Company issued a $100,000 12% convertible promissory note with a maturity date of April 23, 2026 and is convertible at a rate of $0.10 per share. As of March 31, 2025 and December 31, 2024, the balance of the notes was $150,000 and $150,000, respectively.

On May 14, 2024 the Company issued a $25,000 12% convertible promissory note with a maturity date of May 14, 2025 and is convertible at a rate of $0.15 per share. As of March 31, 2025 and December 31, 2024, the balance of the notes was $25,000 and $25,000, respectively.

On May 29, 2024 the Company issued a $100,000 12% convertible promissory note with a maturity date of May 29, 2026 and is convertible at a rate of $0.15 per share. As of March 31, 2025 and December 31, 2024, the balance of the notes was $100,000 and $100,000, respectively.

On June 3, 2024 the Company issued a $50,000 12% convertible promissory note with a maturity date of June 3, 2026 and is convertible at a rate of $0.15 per share. As of March 31, 2025 and December 31, 2024, the balance of the notes was $50,000 and $50,000, respectively.

On September 3, 2024, the Company negotiated a consolidated 12% secured convertible promissory note with a lender. The note consolidated a $75,000 note from February 18, 2018 and a $25,000 note from March 3, 2021 and forgave $20,353 in accrued interest. The Company recognized a gain on the settlement of $20,353. The new agreement also required monthly payments toward the note balance and the new maturity date is April 23, 2026. During the year ended December 31, 2024, the Company made payments of $23,500. As of March 31, 2025 and December 31, 2024, the balance of the note was $76,500 and $76,500, respectively.

On December 1, 2024 the Company issued a $60,000 0% convertible promissory note with a maturity date of December 1, 2025 and is convertible at a rate of $0.15 per share. As of March 31, 2025 and December 31, 2024, the balance of the notes was $60,000 and $60,000, respectively.

Interest expense including financing cost and amortization of the associated debt discount on all of the above convertible notes for the three months ended March 31, 2025 and 2024 was $18,751 and $28,752, respectively.

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

On February 1, 2025, the Company executed a lease agreement. The lease term is 60 months at an initial rate of $18,962 per month with a 4% increase each year with rent commencing on February 1, 2025. The Company was required to pay a $44,365 security deposit.

The current discount rate utilized for classification and measurement purposes as of the inception date of the lease is based on the Company’s collateralized incremental interest rate to borrow of 18%, as the rate implicit in the lease is not determinable.

Undiscounted Cash Flows

As of March 31, 2025, the right of use asset and lease liability were shown on the consolidated balance sheet at $951,245 and $963,333, respectively. The table below reconciles the fixed component of the undiscounted cash flows and the total remaining years to the operating lease liability recorded on the consolidated balance sheet as of March 31, 2025:

Amounts due as of March 31, 2025	Operating Leases
2025	$238,654
2026	338,385
2027	268,137
2028	255,130
2029	265,336
2030	22,182
Total minimum lease payments	1,387,824
Less: effect of discounting	(424,491)
Present value of future minimum lease payments	963,333
Less: current obligations under leases	(172,478)
Long-term lease obligations	$790,855

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

NOTE 9 - STOCK WARRANTS

The following is a summary of stock warrants activity during the period ended March 31, 2025:

	Number of Shares	Weighted Average Exercise Price
Balance, December 31, 2024	245,637	$0.50
Warrants granted and assumed	-	-
Warrants expired	(245,637)	0.50
Warrants canceled	-	-
Warrants exercised	-	-
Balance outstanding and exercisable, March 31, 2025	-	$-

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

On January 1, 2025, the Company issued 200,000 shares for services pursuant to a consulting agreement.

On January 19, 2025, the Company issued 150,000 shares per a subscription agreement at $0.10 per share for $15,000 in cash.

On January 28, 2025, the Company issued 100,000 shares for services pursuant to three consulting agreements.

On January 30, 2025, the Company issued 100,000 shares per a subscription agreement at $0.15 per share for $15,000 in cash.

On February 1, 2025, the Company issued 200,000 shares for services pursuant to a consulting agreement.

On February 4, 2025, the Company issued 100,000 shares per a subscription agreement at $0.15 per share for $15,000 in cash.

On February 4, 2025, the Company issued 120,000 shares for services pursuant to two consulting agreements.

On February 10, 2025, the Company issued 1,000,000 shares for services pursuant to a consulting agreement.

On February 17, 2025, the Company issued 25,000 shares for services pursuant to a consulting agreement.

On February 19, 2025, the Company issued 70,000 shares per a subscription agreement at $0.15 per share for $10,500 in cash.

On March 5, 2025, the Company issued 100,000 shares for services pursuant to a consulting agreement.

NOTE 11 - SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date the financial statements were issued. The Company has determined that there are no other such events that warrant disclosure or recognition in the financial statements other than as set forth below.

On April 1, 2025, the Company received $10,000 additional funds under a note payable from a director of the Company. The note has an interest rate of 12% and matures on 04/01/26

On April 1, 2025, the Company issued 185,000 shares of common stock as financing incentives to encourage the lender to enter a new note agreement.

On April 1, 2025, the Company issued 200,000 shares for services pursuant to a consulting agreement.

On April 4, 2025, the Company issued 150,000 shares per a subscription agreement at $0.15 per share for $22,500 in cash.

On May 1, 2025, the Company issued 200,000 shares for services pursuant to a consulting agreement.

On June 3, 2025, the Company made a payment of $150,000 to a lender towards principal and accrued interest of its promissory notes that are outstanding.

On June 7, 2025, the Company issued 100,000 shares for services pursuant to a consulting agreement.

On June 30, 2025, the Company issued 100,000 shares per a subscription agreement at $0.05 per share for $5,000 in cash.

On July 1, 2025, the Company issued 200,000 shares for services pursuant to a consulting agreement.

On July 3, 2025, the Company made a payment of $125,000 to a lender towards principal and accrued interest of its promissory notes that are outstanding.

On August 1, 2025, the Company issued 200,000 shares for services pursuant to a consulting agreement.

During the 2025 fiscal year-to-date, the Company has made payments totaling $325,000 to a related party lender towards principal and accrued interest on one of its outstanding promissory notes.

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

The Company spun off its wholly owned subsidiary, Notation Labs, Inc. with shareholders of the Company to receive pro rata ownership of the spun off company in the form of an equity dividend distribution. Common shares of Notation Labs, Inc. were issued to shareholders of record December 10, 2021 and the spin off occurred on January 24, 2022, with each shareholder of record receiving 1 share in the subsidiary for every 4 shares in the Company held as of the Record Date.

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

Our trutankless® water heaters were officially launched in the first quarter of 2014 and is sold throughout the wholesale plumbing distribution channel. We began generating revenue in the first quarter of 2014. As of the fiscal year ended December 31, 2014, we generated $238,912 in revenue. As of the fiscal year ended December 31, 2015, we generated $265,504 in revenue. As of the fiscal year ended December 31, 2016, we generated $429,582 in revenue. As of the fiscal year ended December 31, 2017, we generated $695,857 in revenue. As of the fiscal year ended December 31, 2018, we generated $1,537,958 in revenue. 1, 2019, we generated $1,908,708. As of December 31, 2020, we generated $1,661,278. As of the fiscal year ended December 31, 2021, we generated $246,032 in revenue. As of the fiscal year ended December 31, 2022, we generated $77,009 in revenue. As of December 31, 2023, we generated $3,549 in revenue. As of December 31, 2024, we generated $242,350 in revenue. As of the three months ended March 31, 2025, we generated $430,087 in revenue.

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

RESULTS OF OPERATIONS

Results of Operations for the three months ended March 31, 2025 compared with the three months ended March 31, 2024.

Revenues

In the three months ended March 31, 2025, we generated $430,087 in revenues, as compared to $0 in revenues in the prior year. The increase in sales was attributable to sales of our new Gen 3 trutankless® residential products.

Cost of goods sold was $325,798 in the three months ended March 31, 2025, as compared to $0 in the three months ended March 31, 2024.

To the knowledge of management, the Company is unaware of any trends or uncertainties in the sales or costs of our products and services for the periods discussed.

Expenses

Operating expenses totaled $1,484,702 during the three months ended March 31, 2025 as compared to $510,002 in the prior year. In the three-month period ended March 31, 2025, our expenses primarily consisted of General and Administrative of $266,666, Research and Development of $59,971, Professional Fees of $1,145,362 and Depreciation of $12,703.

General and administrative expenses decreased by $38,145, or approximately 12.5% to $266,666 for the three months ended March 31, 2025 from $304,811 for the three months ended March 31, 2024. This decrease was primarily the result of watching overall expenses of the Company.

Research and development expenses decreased by $117,655, or approximately 66.2% to $59,971 for the three months ended March 31, 2025 from $177,626 for the three months ended March 31, 2024. This increase is attributed primarily to the sales starting for the Gen 3 products and ramp up of production.

Professional fees increased by $1,117,797, or approximately 4,055.1% to $1,145.362 for the three months ended March 31, 2025 from $27,565 for the three months ended March 31, 2024. Professional fees increased due to the increase in consulting expenses getting ready for production.

Other Income/Expenses

Other expenses increased by $320,318 to ($215,468) in the three months ended March 31, 2025 from other income of $104,850 in the three months ended March 31, 2024. The increase was due to increased interest expense and decrease in gain on extinguishment of debt from 2024.

Net Loss

In the three months ended March 31, 2025, we generated a net loss of $1,610,881, an increase of $1,205,729 from $405,152 for the three months ended March 31, 2024. This increase was attributable to the overall expenditures discussed above.

Going Concern

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.

Management evaluated all relevant conditions and events that are reasonably known or reasonably knowable, in the aggregate, as of the date the consolidated financial statements are issued and determined that substantial doubt exists about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent on the Company’s ability to generate revenues and raise capital. The Company has not generated sufficient revenues from product sales to provide sufficient cash flows to enable the Company to finance its operations internally. As of March 31, 2025, the Company had $11,404 cash on hand. On March 31, 2025, the Company had an accumulated deficit of $78,697,850. For the three months ended March 31, 2025, the Company had a net loss of $1,595,881, and cash used in operations of $707,142. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year from the date of filing.

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

Liquidity and Capital Resources

At March 31, 2025, we had an accumulated deficit of $78,697,850. Primarily because of our history of operating losses and our recording of note payables, we have a working capital deficiency of $7,130,342 at March 31, 2025. Losses have been funded primarily through issuance of common stock and borrowings from our stockholders and third-party debt. As of March 31, 2025, we had $11,404 in cash, $107,665 in accounts receivable, and $612,414 in inventory. We used net cash in operating activities of $707,142 for the three months ended March 31, 2025.

Cash Flows from Operating, Investing and Financing Activities

The following table provides detailed information about our net cash flow for all financial statement periods presented in this Quarterly Report. To date, we have financed our operations through the issuance of stock and borrowings.

The following table sets forth a summary of our cash flows for the three months ended March 31, 2025 and 2024:

	Three Months Ended
	March 31, 2025	March 31, 2024
Net cash used in operating activities	$(707,142)	$(402,780)
Net cash used in investing activities	(203,514)	-
Net cash provided by financing activities	(82,130)	382,400
Net increase/(decrease) in Cash	(992,786)	(20,380)
Cash, beginning	1,004,190	21,453
Cash, ending	$11,404	$1,073

Operating activities - Net cash used in operating activities was $707,142 for the three months ended March 31, 2025, as compared to $402,780 used in operating activities for the same period in 2024. The decrease in net cash used in operating activities was primarily due to an increase in operating expenses gearing up production and sales.

Investing activities - Net cash used in investing activities was $203,514 for the three months ended March 31, 2025, as compared to $0 used in investing activities for the same period in 2024. This increase in net cash used in investing activities was primarily due to increase equipment and leasehold improvements needed for production.

Financing activities - Net cash provided used in financing activities for the three months ended March 31, 2025 was $82,130 as compared to $382,400 provided by financing activities for the same period of 2024. The decrease of net cash provided by financing activities was mainly attributable to decreased equity and debt financing.

Ongoing Funding Requirements

As of March 31, 2025, we continue to use traditional and/or debt financing to provide the capital we need to run the business. It is possible that we may need additional funding to enable us to fund our operating expenses and capital expenditures requirements.

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

There have been no material changes to our critical accounting policies as compared to the critical accounting policies and significant judgements and estimates disclosed in our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on August 28, 2025.

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

On July 6, 2020, we received a letter from the staff of the Division of Enforcement of the Securities and Exchange Commission (the “Staff”) that indicated the Company may have violated certain rules and regulations regarding a late filing notification filed by the Company and that the Staff is conducting an informal inquiry into the matter. On April 29, 2021, the Company agreed to pay civil penalties of $25,000 to the Securities and Exchange Commission in settlement of the matter. Payment shall be made in the following four installments: (1) $5,000 within 14 days of entry of the order; (2) $7,500 within 180 days of entry of the order; (3) $6,250 within 270 days of entry of the order; and (4) $6,250 within 360 days of entry of the order. As of March 31, 2025, $20,000 remained due.

On April 6, 2023, the Company was served a Summons for an Amended Complaint filed in the state of Florida with claims for Strict Liability, Negligence and Breach of Implied Warranty. The complaint, filed by an insurance company, stems from its payments for claims filed by a policy holder on two separate occasions. The first insurance claim payment was due to a leak caused by improper installation in which the contractor failed to meet local codes. The second insurance claim payment followed the contractor’s failure to properly repair the improper installation. The complaint states that the contractor failed to follow basic installation guidelines supplied with the product in either incident, resulting in damages. On June 8, 2023, the Court of Duval County, FL entered a default judgement for $38,768. As of March 31, 2025, the Company has not paid any of this balance.

Item 1A. Risk Factors

The risk factors listed in our 2024 Form 10-K, filed with the Securities Exchange Commission on August 28, 2025, are hereby incorporated by reference.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On January 1, 2025, the Company issued 200,000 shares for services pursuant to a consulting agreement.

On January 19, 2025, the Company issued 150,000 shares per a subscription agreement at $0.10 per share for $15,000 in cash.

On January 28, 2025, the Company issued 100,000 shares for services pursuant to three consulting agreements.

On January 30, 2025, the Company issued 100,000 shares per a subscription agreement at $0.15 per share for $15,000 in cash.

On February 1, 2025, the Company issued 200,000 shares for services pursuant to a consulting agreement.

On February 4, 2025, the Company issued 100,000 shares per a subscription agreement at $0.15 per share for $15,000 in cash.

On February 4, 2025, the Company issued 120,000 shares for services pursuant to two consulting agreements.

On February 10, 2025, the Company issued 1,000,000 shares for services pursuant to a consulting agreement.

On February 17, 2025, the Company issued 25,000 shares for services pursuant to a consulting agreement.

On February 19, 2025, the Company issued 70,000 shares per a subscription agreement at $0.15 per share for $10,500 in cash.

On March 5, 2025, the Company issued 100,000 shares for services pursuant to a consulting agreement.

On April 1, 2025, the Company issued 185,000 shares of common stock as financing incentives to encourage the lender to enter a new note agreement.

On April 1, 2025, the Company issued 200,000 shares for services pursuant to a consulting agreement.

On April 4, 2025, the Company issued 150,000 shares per a subscription agreement at $0.15 per share for $22,500 in cash.

On May 1, 2025, the Company issued 200,000 shares for services pursuant to a consulting agreement.

On June 7, 2025, the Company issued 100,000 shares for services pursuant to a consulting agreement.

On June 30, 2025, the Company issued 100,000 shares per a subscription agreement at $0.05 per share for $5,000 in cash.

On July 1, 2025, the Company issued 200,000 shares for services pursuant to a consulting agreement.

On August 1, 2025, the Company issued 200,000 shares for services pursuant to a consulting agreement.

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

Issuer Purchases of Equity Securities

The Company did not repurchase any of its equity securities during the period ended March 31, 2025.

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

Date: October 8, 2025

