Form 10-Q
period 2025-06-30
Trutankless, Inc.
filed 2025-10-31
CIK 1429393

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

The number of shares of Common Stock, $0.001 par value, outstanding on October 31, 2025, was 132,108,178 shares.

TRUTANKLESS, INC.

SIX MONTH PERIOD ENDED JUNE 30, 2025

 TRUTANKLESS, INC

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2025	December 31, 2024
	(Unaudited)
ASSETS
Current assets
Cash	$12,047	$1,004,190
Accounts receivable	37,630	43,523
Prepaid expenses	215,207	1,232,930
Inventory	1,200,319	350,866
Vendor deposits	774,663	375,652
Total current assets	2,239,866	3,007,161

Other assets
Property, plant and equipment, net	409,243	188,072
Right-to-use asset	906,367	171,016
Trademarks	11,914	11,914
Other assets	61,531	18,947
Total other assets	1,389,055	389,949
Total assets	$3,628,921	$3,397,110

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable and accrued liabilities	$1,784,387	$1,232,483
Advances payable - related parties	7,500	7,500
Lease liability	182,915	72,799
Accrued interest payable	422,067	373,998
Accrued interest payable - related parties	803,560	637,365
Royalty liabilities payable	609,552	547,500
Notes payable, net of discounts	890,000	995,000
Notes payable, net of discounts - related parties	5,112,587	4,013,439
Convertible notes payable, net of discounts	702,500	308,500
Convertible notes payable, net of discounts - related parties	750,000	750,000
Total current liabilities	11,265,068	8,938,584

Long-term liabilities
Deferred warranty revenue	2,988	249
Lease liability - long-term	739,120	98,217
Notes payable, net of discounts and current portion	-	95,000
Notes payable, net of discounts and current portion - related parties	-	160,200
Convertible notes payable, net of discounts and current portion	50,000	451,500
Total long-term liabilities	792,108	805,166
Total liabilities	12,057,176	9,743,750

Commitments and contingencies (Note 8)	-	-

Stockholders' deficit
Preferred stock, $0.001 par value, 9,990,000 shares authorized
Preferred stock - Series B, $0.001 par value, 10,000 shares authorized, 0 shares issued and outstanding	-	-
Common stock, $0.001 par value, 150,000,000 shares authorized, 131,708,178 and 128,608,178 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	131,708	128,608
Additional paid in capital	71,382,608	70,626,721
Accumulated deficit	(79,942,571)	(77,101,969)
Total stockholders' deficit	(8,428,255)	(6,346,640)
Total liabilities and stockholders' deficit	$3,628,921	$3,397,110

See accompanying notes to the unaudited condensed consolidated financial statements.

TRUTANKLESS, INC

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Net sales	$94,454	$11,584	$524,541	$11,584
Cost of sales	76,451	-	402,249	-
Gross profit	18,003	11,584	122,292	11,584

Operating expenses
General and administrative expenses	160,800	537,175	427,466	841,986
Research and development	789	241,931	60,760	419,557
Professional fees	818,856	7,500	1,964,218	35,065
Depreciation and amortization expense	19,376	-	32,079	-
Total operating expenses	999,821	786,606	2,484,523	1,296,608
Operating loss	(981,818)	(775,022)	(2,362,231)	(1,285,024)

Other income (expense)
Other income	-	73	46,256	73
Gain (loss) on extinguishment of debt	-	(166,800)	-	109,990
Interest expense	(179,653)	(141,852)	(441,377)	(313,792)
Financing incentive expense	(83,250)	-	(83,250)	-
Total other income (expense)	(262,903)	(308,579)	(478,371)	(203,729)
Net income (loss)	$(1,244,721)	$(1,083,601)	$(2,840,602)	$(1,488,753)

Net loss per share - basic and diluted	$(0.01)	$(0.01)	$(0.02)	$(0.02)

Weighted average number of common shares - basic	131,454,497	88,885,462	130,700,968	65,714,511

 See accompanying notes to the unaudited condensed consolidated financial statements.

TRUTANKLESS, INC

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-in	Subscriptions	Accumulated
	Shares	Amount	Shares	Amount	Capital	Payable	Deficit	Total
Balance, December 31, 2024	-	$-	128,608,178	$128,608	$70,626,721	$-	$(77,101,969)	$(6,346,640)
Stock issued for services	-	-	1,745,000	1,745	485,242	-	-	486,987
Stock issued for cash	-	-	420,000	420	55,080	-	-	55,500
Net loss for the period	-	-	-	-	-	-	(1,595,881)	(1,595,881)
Balance, March 31, 2025	-	-	130,773,178	130,773	71,167,043	-	(78,697,850)	(7,400,034)
Stock issued for services	-	-	500,000	500	105,250	-	-	105,750
Stock issued for financing incentives	-	-	185,000	185	83,065	-	-	83,250
Stock issued for cash	-	-	250,000	250	27,250	-	-	27,500
Net loss for the period	-	-	-	-	-	-	(1,244,721)	(1,244,721)
Balance, June 30, 2025	-	$-	131,708,178	$131,708	$71,382,608	$-	$(79,942,571)	$(8,428,255)

	Preferred Stock		Common Stock		Additional Paid-in	Subscriptions	Accumulated
	Shares	Amount	Shares	Amount	Capital	Payable	Deficit	Total
Balance, December 31, 2023	10,000	$10	38,773,230	$38,773	$57,717,685	$1,462,480	$(66,665,913)	$(7,446,965)
Stock issued for financing incentives	-	-	1,050,000	1,050	1,458,450	(1,459,500)	-	-
Stock issued for conversion of notes payable	-	-	3,000,000	3,000	117,000	-	-	120,000
Stock issued for cash	-	-	300,000	300	14,700	-	-	15,000
Stock issued for services	-	-	750,000	750	223,500	-	-	224,250
Net loss for the Period	-	-	-	-	-	-	(405,152)	(405,152)
Balance, March 31, 2024	10,000	10	43,873,230	43,873	59,531,335	2,980	(67,071,065)	(7,492,867)
Stock issued for conversion of notes payable	-	-	47,853,281	47,853	1,641,897	-	-	1,689,750
Stock issued for services	-	-	1,600,000	1,600	627,310	-	-	628,910
Net loss for the period	-	-	-	-	-	-	(1,083,601)	(1,083,601)
Balance, June 30, 2024	10,000	$10	93,326,511	$93,326	$61,800,542	$2,980	$(68,154,666)	$(6,257,808)

 See accompanying notes to the unaudited condensed consolidated financial statements.

TRUTANKLESS, INC

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended
	June 30, 2025	June 30, 2024
Cash flows from operating activities:
Net income (loss)	$(2,840,602)	$(1,488,753)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	32,079	-
Amortization of debt discounts	-	24,148
Stock issued for services	592,738	379,813
Stock issued for financing incentives	83,250	-
Gain on extinguishment of debt	-	(109,990)
Non-cash operating lease expense	15,667	(1,513)
Changes in operating assets and liabilities:
Accounts receivable	5,893	-
Prepaid expenses	1,017,723	1,989
Inventory	(849,453)	-
Vendor deposits	(399,011)	-
Security deposits	(42,584)	-
Accounts payable	453,073	107,415
Accrued liabilities	78,609	(5,228)
Interest payable	55,344	179,279
Interest payable to related parties	166,194	88,571
Deferred warranty revenue	2,739	-
Net cash used in operating activities	(1,628,341)	(824,269)

Cash flows from investing activities:
Purchase of property, plant and equipment	(253,250)	-
Net cash flows from investing activities	(253,250)	-

Cash flows from financing activities:
Proceeds from royalty liabilities payable	-	110,000
Proceeds from notes payable	-	310,000
Repayment of notes payable	(129,000)	-
Proceeds from notes payable - related parties	1,379,380	-
Repayment of notes payable - related party	(440,432)	-
Proceeds from convertible notes payable	-	275,000
Repayment of convertible notes payable	(3,500)	(250,000)
Proceeds from convertible notes payable - related parties	-	343,400
Proceeds from issuance of common stock	83,000	15,000
Net cash provided by financing activities	889,448	803,400

Net change in cash	(992,143)	(20,869)
Cash and cash equivalents - beginning of period	1,004,190	21,453
Cash and cash equivalents - end of period	$12,047	$584

Supplemental disclosures of cash flow information:
Cash paid for interest	$227,113	$21,794
Cash paid for income taxes	$-	$-

Supplemental non-cash information
Conversion of notes payable into common stock	$-	$1,809,750
Common stock issued per consulting agreements	$592,738	$853,160

See accompanying notes to the unaudited condensed consolidated financial statements.

TRUTANKLESS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2025

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

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (GAAP) and applicable rules and regulations of the Securities and Exchange Commission (SEC) regarding interim financial reporting. Certain information and note disclosures normally included in the consolidated financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. As such, the information included in the consolidated financial statements for the six months ended June 30, 2025 should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s Form 10-K for the Company’s fiscal year ended December 31, 2024, as filed with the SEC.

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

Income Taxes

The Company’s calculation of its tax liabilities involves dealing with uncertainties in the application of complex tax laws and regulations in various taxing jurisdictions. The Company recognizes tax liabilities for uncertain tax positions based on management’s estimate of whether it is more likely than not that additional taxes will be required. The Company had no uncertain tax positions as of June 30, 2025.

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

The Company includes interest and penalties arising from the underpayment of income taxes in the statements of operation in the provision for income taxes. As of June 30, 2025 and December 31, 2024, the Company had no accrued interest or penalties related to uncertain tax positions.

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

Accounts receivable

Accounts receivable is comprised of uncollateralized customer obligations due under normal trade terms. The Company performs ongoing credit evaluation of its customers and management closely monitors outstanding receivables based on factors surrounding the credit risk of specific customers, historical trends, and other information. The carrying amount of accounts receivable is reviewed periodically for collectability. If management determines that collection is unlikely, an allowance that reflects management’s best estimate of the amounts that will not be collected is recorded. Accounts receivables are presented net of an allowance for doubtful accounts of $0 at June 30, 2025 and December 31, 2024.

Advertising Costs

The Company’s policy regarding advertising is to expense advertising when incurred. The Company incurred advertising expenses of $17,558 and $2,522 during the six months ended June 30, 2025 and 2024, respectively.

Research and development costs

The Company charges research and development costs to expense when incurred in accordance with FASB ASC 730, “Research and Development”. These research and development expenses are not related to the patent that the Company has, but are focused on future product developments. Research and development costs were $60,760 and $419,557 for the six months ended June 30, 2025 and 2024, respectively.

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

The reported fair values for financial instruments that use Level 2 and Level 3 inputs to determine fair value are based on a variety of factors and assumptions. Accordingly, certain fair values may not represent actual values of the Company’s financial instruments that could have been realized as of September 30, 2024 or that will be recognized in the future, and do not include expenses that could be incurred in an actual settlement. The carrying amounts of the Company’s financial assets and liabilities, such as cash, accounts receivable, receivables from related parties, prepaid expenses and other, accounts payable, accrued liabilities, and related party and third-party notes payables approximate fair value due to their relatively short maturities. The Company’s notes payable to related parties approximates the fair value of such instrument based upon management’s best estimate of terms that would be available to the Company for similar financial arrangements at June 30, 2025 and December 31, 2024.

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

Management evaluated all relevant conditions and events that are reasonably known or reasonably knowable, in the aggregate, as of the date the consolidated financial statements are issued and determined that substantial doubt exists about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent on the Company’s ability to generate revenues and raise capital. The Company has not generated sufficient revenues from product sales to provide sufficient cash flows to enable the Company to finance its operations internally. As of June 30, 2025, the Company had $12,047 cash on hand. On June 30, 2025, the Company has an accumulated deficit of $79,942,571. For the six months ended June 30, 2025, the Company had a net loss of $2,840,602, and cash used in operations of $1,628,341. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year from the date of filing.

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

NOTE 3 - ACCOUNTS RECEIVABLE, NET

Accounts receivable consist of the following at:

	June 30, 2025	December 31, 2024
Accounts receivable	37,630	43,523
Allowance for doubtful accounts	-	-
Total	$37,630	$43,523

NOTE 4 – INVENTORY

Inventories consist of the following at:

	June 30, 2025	December 31, 2024
Finished Goods	$755,936	$-
Parts	444,383	350,866
Total Inventory	$1,200,319	$350,866

NOTE 5 – ROYALTY LIABILITIES

Starting November 2023, the Company issued 18 royalty agreements to investors for a total of $622,500. These agreements require the Company to pay up to $50 per unit sold in royalties to these investors based on their investment amounts. The royalty obligation commenced on March 1, 2025 after the 500th unit was produced and sold and continue until March 31, 2031 (6 (six) calendar years from the anniversary date of the receipt of the first royalty payment). For the three months ended June 30, 2025, the Company produced and sold 77 units relating to these royalty agreements. For the three months ended June 30, 2025, the Company accrued $4,793 for royalty payment obligations. As of June 30, 2025, the royalties payable was $7,872. As of June 30, 2025 and December 31, 2024, the royalty note liability was $609,552 and $547,500, respectively.

NOTE 6 - RELATED PARTY

Accounts payable and accrued liabilities – related party

During the six months ended June 30, 2025 and 2024, the Company received $0 and $0 in advances and made payments $0 and $0 from a related party, respectively. As of June 30, 2025 and December 31, 2024, the Company had advances from a related party of $7,500 and $7,500, respectively.

Notes payable - related party consist of the following at:

	June 30, 2025	December 31, 2024
Note payable, secured, 5% interest, due on demand	$28,450	$28,450
Note payable, secured, 18% interest, due July 25, 2024	40,000	40,000
Note payable, 8% interest, due December 31, 2024	3,165,049	2,319,989
Notes payable, secured, 18% interest, due August 31, 2025	125,000	125,000
Note payabe, secured, 18% interest, due December 31, 2025	1,452,388	1,500,000
Note payable, secured, 12% interest, due April 26, 2026	60,000	60,000
Note payable, secured, 12% interest, due April 30, 2026	56,700	100,200
Note payable, secured, 15% interest, due April 1, 2026	185,000	-
Total notes payable - related party	$5,112,587	$4,173,639
Less current portion	(5,112,587)	(4,013,439)
Total notes payable - related party - long term	$-	$160,200

During the six months ended June 30, 2025, the Company received $0 under a note payable from a director of the Company. As of June 30, 2025 and December 31, 2024, the Company had one note payable due to a director of the Company in the amount of $28,450. The note has an interest rate of 5% and is due on demand.

As of June 30, 2025 and December 31, 2024, the Company had one note payable due to a former officer of the Company in the amount of $60,000 and $60,000, respectively. The note has an interest rate of 12% and is due April 26, 2026.

On April 30, 2021, the Company entered into a $150,000, 12% grid note payable with a Company controlled by the former CEO that is due upon demand but no later than April 30, 2026. As of June 30, 2025 and December 31, 2024, the Company has received advances under the note of $0 and $0 and made repayment of $43,500 and $22,300, respectively. As of June 30, 2025 and December 31, 2024, the note had a balance of $56,700 and $100,200, respectively.

On January 11, 2021, the Company entered into a $125,000, 30% note payable due on June 8, 2021. Under the note the Company must make interest only payments of $3,125 starting on February 10, 2021 and continuing through maturity. On December 31, 2021, the noteholder extended the due date to June 8, 2022 for $1,250. On September 1, 2023, the noteholder sold the ownership of the note to an entity under common ownership of a related party who concurrently amended the terms of the note with the Company to accrue interest and to extend the maturity date of the note to August 31, 2025. This assignment makes this a related party note. As of June 30, 2025 and December 31, 2024, the balance of the note was $125,000 and $125,000, respectively.

On September 1, 2022, the Company entered into a $2,500,000 8% convertible grid note with Notation Labs, Inc, a company commonly controlled by a director of the Company. The note is due on December 31, 2024. During the year ending December 31, 2024, the Company received $868,300 in net advances from the note and made payments of $721,284 on the note. During the six months ending June 30, 2025, the Company received $1,195,190 in net advances from the note and made payments of $350,130 on the note. As of June 30, 2025 and December 31, 2024, the balance of the note was $3,165,049 and $2,319,989, respectively.

On July 23, 2023, the Company entered into a $40,000, 12% note payable with an entity under common control of a related party and matures on July 25, 2024. As of June 30, 2025 and December 31, 2024, the balance of the note was $40,000 and $40,000, respectively.

On December 16, 2024, the Company entered into a $1,500,000, 18% note payable with an entity under common control of a related party and matures on December 16, 2025. During the six months ended June 30, 2025, the Company made payments of $47,612 towards the note balance. As of June 30, 2025 and December 31, 2024, the balance of the note was $1,452,388 and $1,500,000, respectively.

On March 31, 2025, the Company entered into a $185,000, 12% note payable with a director of the Company which matures on April 1, 2026. As of June 30, 2025 and December 31, 2024, the balance of the note was $185,000 and $0, respectively.

Interest expense associated with the related party notes for the six months ended June 30, 2025 and 2024 was $262,239 and $68,295 respectively.

Convertible notes payable - related party consist of the following at:

	June 30, 2025	December 31, 2024
Convertible note payable, 12% interest, due March 2025	$250,000	$250,000
Convertible note payable, 15% interest, due July 2025	500,000	500,000
Total convertible notes payable - related party	$750,000	$750,000
Less current portion	(750,000)	(750,000)
Total convertible notes payable - related party - long-term	$-	$-

On March 26, 2024, the Company issued a $250,000 12% convertible promissory note to a trust controlled by a shareholder of the Company. The note is due on March 25, 2025 and is convertible into shares of the Company’s common stock at a rate of $0.05 per share. As of June 30, 2025 and December 31, 2024, the balance of the note was $250,000 and $250,000, respectively.

On July 25, 2024, the Company issued a $500,000 15% convertible promissory note to a company commonly controlled by a shareholder of the Company. The note is due on July 25, 2025 and is convertible into shares of the Company’s common stock at a rate of $0.15 per share. As of June 30, 2025 and December 31, 2024, the balance of the note was $500,000 and $500,000, respectively.

Interest expense on all of the above convertible notes for the six months ended June 30, 2025 and 2024 was $52,068 and $113,714, respectively.

NOTE 7 - NOTES PAYABLE

Notes payable consist of the following at:

	June 30, 2025	December 31, 2024
Note payable, secured, 12% interest, due April 2026	$95,000	$95,000
Notes payable, secured, 12% interest, due December 2023	10,000	10,000
Notes payable, 12% interest, due starting August 2024	210,000	285,000
Notes payable, 18% interest, due starting August 2024	225,000	350,000
Note payable, 18% interest, due January 2025	100,000	100,000
Note payable, 18% interest, due January 2025	50,000	50,000
Note payable, 24% interest, due February 2025	100,000	100,000
Note payable, 24% interest, due May 2025	100,000	100,000
Total notes payable	$890,000	$1,090,000
Less current portion	(890,000)	(995,000)
Total Notes Payable - long term	$-	$95,000

On April 26, 2021, the Company entered into a $95,000, 12% note payable due on April 26, 2022. As of June 30, 2025 and December 31, 2024, the balance of the note was $95,000 and $95,000, respectively.

On August 18, 2021, the Company entered into a $10,000, 12% note payable due on August 18, 2022. On April 10, 2022 the note was amended to have a due date of December 7, 2023. As of June 30, 2025 and December 31, 2024, the balance of the note was $10,000 and $10,000, respectively.

On August 3, 2023 the Company’s wholly owned subsidiary initiated an offering of 12% Notes with maturity dates starting on August 3, 2024. As of December 31, 2023, the Company has raised $625,000 under the offering. During the year ended December 31, 2024, the Company converted $290,000 of the notes and accrued interest of $24,353 into 4,657,143 shares of common stock. During the six months ended June 30, 2025, the Company paid off one of the notes for $125,000. As of June 30, 2025 and December 31, 2024, the balance of the notes was 210,000 and $335,000, respectively.

On January 25, 2024 the Company’s wholly owned subsidiary issued a $125,000 18% promissory note with a maturity date of January 25, 2025. As of June 30, 2025 and December 31, 2024, the balance of the notes was $125,000 and $125,000, respectively.

On April 4, 2024 the Company’s wholly owned subsidiary issued a $100,000 18% promissory note with a maturity date of April 4, 2025. As of June 30, 2025 and December 31, 2024, the balance of the notes was $100,000 and $100.000, respectively.

On April 10, 2024 the Company’s wholly owned subsidiary issued a $75,000 12% promissory note with a maturity date of January 10, 2025. On January 1, 2025, this note was converted to the Royalty Program. As of June 30, 2025 and December 31, 2024, the balance of the notes was $0 and $75,000, respectively.

On July 24, 2024 the Company issued a $50,000 18% promissory note with a maturity date of January 24, 2025. As of June 30, 2025 and December 31, 2024, the balance of the notes was $50,000 and $50,000, respectively.

On July 26, 2024 the Company issued a $100,000 18% promissory note with a maturity date of January 25, 2025. As of June 30, 2025 and December 31, 2024, the balance of the notes was $100,000 and $100,000, respectively.

On August 5, 2024 the Company issued a $100,000 24% promissory note with a maturity date of February 5, 2025. As of June 30, 2025 and December 31, 2024, the balance of the notes was $100,000 and $100,000, respectively.

On November 5, 2024 the Company issued a $100,000 24% promissory note with a maturity date of May 5, 2025. As of June 30, 2025 and December 31, 2024, the balance of the notes was $100,000 and $100,000, respectively.

Interest expense including amortization of the associated debt discount for the six months ended June 30, 2025 and 2024 was $88,665 and $58,756, respectively.

Convertible notes payable, net of debt discount consist of the following:

	June 30, 2025	December 31, 2024
Convertible note payable, secured, 12% interest, due August 31, 2019, in default	$40,000	$40,000
Convertible note payable, secured, 10% interest, due February 2024	45,000	45,000
Convertible note payable, secured, 12% interest, due Feb 15, 2026	75,000	75,000
Convertible note payable ,12% interest, due May 2020, in default	108,500	108,500
Convertible note payable, 12% interest, due May 25	25,000	25,000
Convertible notes payable, 8% interest, due March 2025	26,000	30,000
Convertible notes payable, 0% interest, due March 2026	73,000	76,500
Convertible notes payable, 12% interest, due April 2026	150,000	150,000
Convertible notes payable, 12% interest, due May 2026	100,000	100,000
Convertible note payable, 12% interest, due June 2026	50,000	50,000
Convertible note payable, 0% interest, due December 2025	60,000	60,000
Total convertible notes payable	752,500	760,000
Less current portion	(702,500)	(308,500)
Total convertible notes payable, net of discounts - long-term	$50,000	$451,500

On September 2, 2016, the Company issued $50,000 of principal amount of 12% secured convertible promissory notes and 6,250 warrants to purchase common stock (post-split). The note was due on August 31, 2018, was later extended to August 31, 2019, bears interest of twelve percent (12%) and is currently in default. The outstanding principal amounts and accrued but unpaid interest of the notes is convertible at any time at the option of the holder into common stock at a conversion price of $8.00 per share (post-split). The notes were issued with warrants to purchase up to 6,250 shares of the Company’s common stock at an exercise price of $12 per share (post-split). During the year ended December 31, 2024, the Company made a payment of $10,000 towards the principal balance. As of June 30, 2025 and December 31, 2024, the balance of the note was $40,000 and $40,000, respectively.

On May 2, 2017, the Company issued $50,000 of principal amount of 10% secured convertible promissory notes and 10,000 warrants to purchase common stock. The note was due on May 2, 2020 and is secured by the Company’s accounts receivable and inventory. On April 22, 2020, the note was extended to May 2, 2021. The outstanding principal amounts and accrued but unpaid interest of the notes is convertible at any time at the option of the holder into common stock at a conversion price of $4 per share (post-split). The notes were issued with warrants to purchase up to 1,250 shares (post-split) of the Company’s common stock at an exercise price of $8.00 per share (post-split). One December 31, 2021 the note was amended to cease accruing interest as of May 1,2022 and the due date of the note was amended to April 1, 2023 and on February 8, 2023 the note was extended to February 8, 2024. As of June 30, 2025 and December 31, 2024, the balance of the note was $45,000 and $45,000, respectively.

On February 15, 2018, the Company issued a $75,000 12% secured convertible promissory note. The note was due on February 24, 2020 and is secured by the Company’s accounts receivable and inventory. On April 22, 2020, the due date of the note was extended to February 15, 2021 for the issuance of 6,250 shares of common stock (post-split) valued at $8,995 and is currently in default. On February 22, 2022 the due date of the note was further extended to February 15, 2024. On September 3, 2024, the due date of the note was extended until February 15, 2026. As of June 30, 2025 and December 31, 2024, the balance of the note was $75,000 and $75,000, respectively.

On November 19, 2019, the Company entered in to a $281,000 convertible note payable, including an original issue discount of $28,100 convertible promissory note pursuant to which $150,000 was borrowed, including a $18,500 discount during the year ended December 31, 2019. Interest under the convertible promissory note is 12% per annum, and the principal and all accrued but unpaid interest is due 180 days from funding, which has July 19, 2020 for the first tranche. On May 20, 2020, the noteholder agreed to extend the due date of the first tranche of funding until July 19, 2020 and is currently past due. The note is convertible at the lesser of (i) 70% multiplied by the lowest Trading Price during the previous twenty-five (25) trading day period ending on the latest complete Trading Day prior to the date of the note and 70% of the market price with a floor of $0.01. As an incentive to enter into the agreement, the noteholder was also granted 53,375 shares (post-split) valued at $175,070 As of June 30, 2025 and December 31, 2024, the balance of the note was $108,500 and $108,500, respectively.

On July 18, 2022, the Company entered into a $150,000 8% convertible grid note. The note is due on July 18, 2023 and is convertible at a rate of $0.80 per share (post-split). During the year ending December 31, 2023, the Company received $4,000 in advances from the note. During the year ended December 31, 2023, the Company converted the balance of the note and accrued interest into 2,254,986 shares of common stock valued at $45,100. During the year ended December 31, 2024, the Company received $30,000 under this grid note. During the six months ended June 30, 2025, the Company made payments of $4,000 towards the balance of this note. As of June 30, 2025 and December 31, 2024, the balance of the note was $26,000 and $30,000, respectively.

On April 23, 2024 the Company issued a $100,000 12% convertible promissory note with a maturity date of April 23, 2026 and is convertible at a rate of $0.10 per share. As of June 30, 2025 and December 31, 2024, the balance of the notes was $150,000 and $150,000, respectively.

On May 14, 2024 the Company issued a $25,000 12% convertible promissory note with a maturity date of May 14, 2025 and is convertible at a rate of $0.15 per share. As of June 30, 2025 and December 31, 2024, the balance of the notes was $25,000 and $25,000, respectively.

On May 29, 2024 the Company issued a $100,000 12% convertible promissory note with a maturity date of May 29, 2026 and is convertible at a rate of $0.15 per share. As of June 30, 2025 and December 31, 2024, the balance of the notes was $100,000 and $100,000, respectively.

On June 3, 2024 the Company issued a $50,000 12% convertible promissory note with a maturity date of June 3, 2026 and is convertible at a rate of $0.15 per share. As of June 30, 2025 and December 31, 2024, the balance of the notes was $50,000 and $50,000, respectively.

On September 3, 2024, the Company negotiated a consolidated 12% secured convertible promissory note with a lender. The note consolidated a $75,000 note from February 18, 2018 and a $25,000 note from March 3, 2021 and forgave $20,353 in accrued interest. The Company recognized a gain on the settlement of $20,353. The new agreement also required monthly payments toward the note balance and the new maturity date is April 23, 2026. During the year ended December 31, 2024, the Company made payments of $23,500. During the six months ended June 30, 2025, the Company made payments of $3,500 towards the note balance. As of June 30, 2025 and December 31, 2024, the balance of the note was $73,000 and $76,500, respectively.

On December 1, 2024 the Company issued a $60,000 0% convertible promissory note with a maturity date of December 1, 2025 and is convertible at a rate of $0.15 per share. As of June 30, 2025 and December 31, 2024, the balance of the notes was $60,000 and $60,000, respectively.

Interest expense including financing cost and amortization of the associated debt discount on all of the above convertible notes for the six months ended June 30, 2025 and 2024 was $38,404 and $47,835, respectively.

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

During 2018, the Company executed a lease agreement. The lease term is 39 months at a rate of $1,680 per month with 3% increases beginning January 1, 2021 and rent commencing on January 1, 2019. The Company was required to pay a $1,781 security deposit. During the year ending December 31, 2022 the Company agreed to renew the lease through December 31, 2025. During the year ended December 2024, the Company stopped using this space and was looking for a party to sublease the space. In December 2024, the Company was notified by the Landlord that a new tenant had been located and a new lease was signed. The Company was released from the remaining lease as of January 31, 2025. The Company received $506 of the security deposit and expensed $1,275 in repair costs.

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

Undiscounted Cash Flows

As of June 30, 2025, the right of use asset and lease liability were shown on the consolidated balance sheet at $906,368 and $922,035, respectively. The table below reconciles the fixed component of the undiscounted cash flows and the total remaining years to the operating lease liability recorded on the consolidated balance sheet as of June 30, 2025:

Amounts due as of June 30, 2025	Operating Leases
2025	$157,307
2026	338,385
2027	268,137
2028	255,130
2029	265,336
2030	22,182
Total minimum lease payments	1,306,477
Less: effect of discounting	(384,442)
Present value of future minimum lease payments	922,035
Less: current obligations under leases	(182,915)
Long-term lease obligations	$739,120

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

NOTE 9 - STOCK WARRANTS

The following is a summary of stock warrants activity during the period ended June 30, 2025:

	Number of Shares	Weighted Average Exercise Price
Balance, December 31, 2024	245,637	$0.50
Warrants granted and assumed	-	-
Warrants expired	(245,637)	0.50
Warrants canceled	-	-
Warrants exercised	-	-
Balance outstanding and exercisable, June 30, 2025	-	$-

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

Since June 30, 2025, the Company has made payments totaling $120,000 to a related party lender towards principal and accrued interest on one of its outstanding promissory notes.

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

Our trutankless® water heaters were officially launched in the first quarter of 2014 and is sold throughout the wholesale plumbing distribution channel. We began generating revenue in the first quarter of 2014. As of the fiscal year ended December 31, 2014, we generated $238,912 in revenue. As of the fiscal year ended December 31, 2015, we generated $265,504 in revenue. As of the fiscal year ended December 31, 2016, we generated $429,582 in revenue. As of the fiscal year ended December 31, 2017, we generated $695,857 in revenue. As of the fiscal year ended December 31, 2018, we generated $1,537,958 in revenue. 1, 2019, we generated $1,908,708. As of December 31, 2020, we generated $1,661,278. As of the fiscal year ended December 31, 2021, we generated $246,032 in revenue. As of the fiscal year ended December 31, 2022, we generated $77,009 in revenue. As of December 31, 2023, we generated $3,549 in revenue. As of December 31, 2024, we generated $242,350 in revenue. As of the six months ended June 30, 2025, we generated $524,541in revenue.

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

RESULTS OF OPERATIONS

Results of Operations for the three months ended June 30, 2025 compared with the three months ended June 30, 2024.

Revenues

In the three months ended June 30, 2025, we generated $94,454 in revenues, as compared to $11,584 in revenues in the prior year. The increase in sales was attributable to sales of our new Gen 3 trutankless® residential products.

Cost of goods sold was $76,451 in the three months ended June 30, 2025, as compared to $0 in the three months ended June 30, 2024.

To the knowledge of management, the Company is unaware of any trends or uncertainties in the sales or costs of our products and services for the periods discussed.

Expenses

Operating expenses totaled $999,821 during the three months ended June 30, 2025 as compared to $786,606 in the prior year. In the three-month period ended June 30, 2025, our expenses primarily consisted of General and Administrative of $160,800, Research and Development of $788, Professional Fees of $818,856 and Depreciation of $19,376.

General and administrative expenses decreased by $376,375, or approximately 70.1% to $160,800 for the three months ended June 30, 2025 from $537,175 for the three months ended June 30, 2024. This decrease was primarily the result of watching overall expenses of the Company.

Research and development expenses decreased by $241,142, or approximately 99.7% to $789 for the three months ended June 30, 2025 from $241,931 for the three months ended June 30, 2024. This increase is attributed primarily to the sales starting for the Gen 3 products and ramp up of production.

Professional fees increased by $811,356, or approximately 10,818.1% to $818,856 for the three months ended June 30, 2025 from $7,500 for the three months ended June 30, 2024. Professional fees increased due to the increase in consulting expenses getting ready for production.

Other Income/Expenses

Other expenses decreased by $45,676 to ($262,903) in the three months ended June 30, 2025 from other expenses of ($308,579) in the three months ended June 30, 2024. The increase was due to increased interest expense and decrease in gain on extinguishment of debt from 2024.

Net Loss

In the three months ended June 30, 2025, we generated a net loss of $1,244,721, an increase of $161,120 from $1,083,601 for the three months ended June 30, 2024. This increase was attributable to the overall expenditures discussed above.

Results of Operations for the six months ended June 30, 2025 compared with the six months ended June 30, 2024.

Revenues

In the six months ended June 30, 2025, we generated $524,541 in revenues, as compared to $11,584 in revenues in the prior year. The increase in sales was attributable to sales of our new Gen 3 trutankless® residential products.

Cost of goods sold was $402,249 in the six months ended June 30, 2025, as compared to $0 in the six months ended June 30, 2024.

To the knowledge of management, the Company is unaware of any trends or uncertainties in the sales or costs of our products and services for the periods discussed.

Expenses

Operating expenses totaled $2,484,523 during the six months ended June 30, 2025 as compared to $1,296,608 in the prior year. In the six-month period ended June 30, 2025, our expenses primarily consisted of General and Administrative of $427,466, Research and Development of $60,760, Professional Fees of $1,964,218 and Depreciation of $32,079..

General and administrative expenses decreased by $414,520, or approximately 49.2% to $427,466 for the six months ended June 30, 2025 from $841,986 for the six months ended June 30, 2024. This decrease was primarily the result of watching overall expenses of the Company.

Research and development expenses decreased by $358,797, or approximately 85.5% to $60,760 for the six months ended June 30, 2025 from $419,557 for the six months ended June 30, 2024. This increase is attributed primarily to the sales starting for the Gen 3 products and ramp up of production.

Professional fees increased by $1,929,153, or approximately 5,501.6% to $1,964,218 for the six months ended June 30, 2025 from $35,065 for the six months ended June 30, 2024. Professional fees increased due to the increase in consulting expenses getting ready for production.

Other Income/Expenses

Other expenses increased by $274,642 to ($478,371) in the six months ended June 30, 2025 from other expenses of ($203,729) in the six months ended June 30, 2024. The increase was due to increased interest expense and decrease in gain on extinguishment of debt from 2024.

Net Loss

In the six months ended June 30, 2025, we generated a net loss of $2,840,602, an increase of $1,351,849 from $1,48,753 for the six months ended June 30, 2024. This increase was attributable to the overall expenditures discussed above.

Going Concern

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.

Management evaluated all relevant conditions and events that are reasonably known or reasonably knowable, in the aggregate, as of the date the consolidated financial statements are issued and determined that substantial doubt exists about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent on the Company’s ability to generate revenues and raise capital. The Company has not generated sufficient revenues from product sales to provide sufficient cash flows to enable the Company to finance its operations internally. As of June 30, 2025, the Company had $12,047 cash on hand. On June 30, 2025, the Company had an accumulated deficit of $79,942,571. For the six months ended June 30, 2025, the Company had a net loss of $2,840,602, and cash used in operations of $1,628,341. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year from the date of filing.

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

Liquidity and Capital Resources

At June 30, 2025, we had an accumulated deficit of $79,942,571. Primarily because of our history of operating losses and our recording of note payables, we have a working capital deficiency of $9,025,202 at June 30, 2025. Losses have been funded primarily through issuance of common stock and borrowings from our stockholders and third-party debt. As of June 30, 2025, we had $12,047 in cash, $37,630 in accounts receivable, and $1,200,319 in inventory. We used net cash in operating activities of $1,628,341.

Cash Flows from Operating, Investing and Financing Activities

The following table provides detailed information about our net cash flow for all financial statement periods presented in this Quarterly Report. To date, we have financed our operations through the issuance of stock and borrowings.

The following table sets forth a summary of our cash flows for the six months ended June 30, 2025 and 2024:

	Six Months Ended
	June 30, 2025	June 30, 2024
Net cash used in operating activities	$(1,628,341)	$(824,269)
Net cash used in investing activities	(253,250)	-
Net cash provided by financing activities	889,448	803,400
Net increase/(decrease) in Cash	(992,143)	(20,869)
Cash, beginning	1,004,190	21,453
Cash, ending	$12,047	$584

Operating activities - Net cash used in operating activities was $1,628,341 for the six months ended June 30, 2025, as compared to $824,269 used in operating activities for the same period in 2024. The decrease in net cash used in operating activities was primarily due to an increase in operating expenses gearing up production and sales.

Investing activities - Net cash used in investing activities was $253,250 for the three months ended June 30, 2025, as compared to $0 used in investing activities for the same period in 2024. This increase in net cash used in investing activities was primarily due to increase equipment and leasehold improvements needed for production.

Financing activities - Net cash provided by financing activities for the three months ended June 30, 2025 was $889,448 as compared to $803,400 provided by financing activities for the same period of 2024. The decrease of net cash provided by financing activities was mainly attributable to decreased equity and debt financing.

Ongoing Funding Requirements

As of June 30, 2025, we continue to use traditional and/or debt financing to provide the capital we need to run the business. It is possible that we may need additional funding to enable us to fund our operating expenses and capital expenditures requirements.

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

On July 6, 2020, we received a letter from the staff of the Division of Enforcement of the Securities and Exchange Commission (the “Staff”) that indicated the Company may have violated certain rules and regulations regarding a late filing notification filed by the Company and that the Staff is conducting an informal inquiry into the matter. On April 29, 2021, the Company agreed to pay civil penalties of $25,000 to the Securities and Exchange Commission in settlement of the matter. Payment shall be made in the following four installments: (1) $5,000 within 14 days of entry of the order; (2) $7,500 within 180 days of entry of the order; (3) $6,250 within 270 days of entry of the order; and (4) $6,250 within 360 days of entry of the order. As of June 30, 2025, $20,000 remained due.

On April 6, 2023, the Company was served a Summons for an Amended Complaint filed in the state of Florida with claims for Strict Liability, Negligence and Breach of Implied Warranty. The complaint, filed by an insurance company, stems from its payments for claims filed by a policy holder on two separate occasions. The first insurance claim payment was due to a leak caused by improper installation in which the contractor failed to meet local codes. The second insurance claim payment followed the contractor’s failure to properly repair the improper installation. The complaint states that the contractor failed to follow basic installation guidelines supplied with the product in either incident, resulting in damages. On June 8, 2023, the Court of Duval County, FL entered a default judgement for $38,768. As of June 30, 2025, the Company has not paid any of this balance.

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

Issuer Purchases of Equity Securities

The Company did not repurchase any of its equity securities during the period ended June 30, 2025.

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

Date: October 31, 2025

