Form 10-K
period 2025-12-31
Trutankless, Inc.
filed 2026-05-22
CIK 1429393

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐     No ☒

As of the last business day of the registrant’s most recently completed second fiscal quarter (prior to the fiscal year ending December 31, 2025), the aggregate market value of shares held by non-affiliates of the registrant (computed by reference to the price at which the common equity was last sold) was approximately $1,968,038.

The number of shares of Common Stock, $0.001 par value, outstanding on May 21, 2026 was 141,214,441 shares.

DOCUMENTS INCORPORATED BY REFERENCE: None.

TRUTANKLESS, INC.

FOR THE FISCAL YEAR ENDED

DECEMBER 31, 2025

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

Home Automation Overview

According to Global Market Insights April 2026 update, the Smart Home Products Market was valued at $169 billion in 2025 and is projected to grow from $185.1 billion in 2026 to $385 billion by 2035. Companies like Nest have helped to introduce the Internet of Things to appliances with a direct impact on how users interact with traditional household appliances and have the ability to reduce energy usage. The trend towards integration with voice assistants is also on the rise with key industry leaders like Alexa and Google Assistant playing larger roles in the home automation industry. Insurance and utility companies have joined this trend by partnering with home automation manufacturers by leveraging different devices to build insurance products including discounts and rebates. While home security and safety monitoring are expected to continue to dominate the overall market, management anticipates energy management and HVAC controls and monitors will be one of the fastest growing markets in the U.S. which accounts for 36% of global demand.

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

Our trutankless® water heaters were officially launched in the first quarter of 2014 and is sold throughout the wholesale plumbing distribution channel. We began generating revenue in the first quarter of 2014. As of the fiscal year ended December 31, 2014, we generated $238,912 in revenue. As of the fiscal year ended December 31, 2015, we generated $265,504 in revenue. As of the fiscal year ended December 31, 2016, we generated $429,582 in revenue. As of the fiscal year ended December 31, 2017, we generated $695,857 in revenue. As of the fiscal year ended December 31, 2018, we generated $1,537,958 in revenue. As of the fiscal year ended December 31, 2019, we generated $1,908,708. As of December 31, 2020, we generated $1,661,278. As of December 31, 2021, we generated $246,032. As of December 31, 2022, we generated $73,009 in revenue. As of December 31, 2023, we generated $3,549 in revenue. As of December 31, 2024, we generated $242,350 in revenue. As of December 31, 2025, we generated $1,082,887 in revenue.

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

Recent Developments

On April 14, 2023, we announced a key product development milestone had been reached with entry into the engineering verification testing phase in the development of its second-generation product.

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

In July 2024, the Company began sales of its Gen3 tankless water heater and has continued developing sales of its product through the fiscal year ended December 31, 2025.

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

Employees

We currently have six employees, including our CEO, production/warehouse manager and part-time employees. We expect to increase the number of employees to expand our sales and technical staff. We will continue to rely on independent consultants and contractors to perform various professional services. We believe that this use of third-party service providers may enhance our ability to contain operating, general expenses and capital costs.

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

Due to our very recent start-up nature, we will have to incur the costs of product development, import expenses, advertising, in addition to hiring new employees and commencing additional marketing activities for product sales and distribution. To fully implement our business plan, we will require substantial additional funding.

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

We have three individuals performing the functions of all officers and directors. Mr. Newman, our president and CEO, Mr. Sperry , our CFO and Mr. Orr, our secretary and treasurer, have developed our internal control procedures and are responsible for monitoring and ensuring compliance with those procedures. As a result, our internal controls may be inadequate or ineffective, which could cause our financial reporting to be unreliable and lead to misinformation being disseminated to the public. Investors relying upon this misinformation may make an uninformed investment decision.

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

In addition to the “penny stock” rules described above, the Financial Industry Regulatory Authority (FINRA) has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low-priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low-priced securities will not be suitable for at least some customers. The FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares.

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

ITEM 2. PROPERTIES

During the year ended December 31, 2025 we maintained an executive office at 15900 N.78th Street, Suite 200, Scottsdale, Arizona, which consists of approximately 2,818 square feet and maintain a warehouse and production facility with office space at 21241 N. 23rd Street, Suites A7 & A9, Phoenix, Arizona, which consists of approximately 13,544 square feet.

ITEM 3. LEGAL PROCEEDINGS

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business.

On July 6, 2020, we received a letter from the staff of the Division of Enforcement of the Securities and Exchange Commission (the “Staff”) that indicated the Company may have violated certain rules and regulations regarding a late filing notification filed by the Company and that the Staff would conduct an informal inquiry into the matter. On April 29, 2021, the Company agreed to pay civil penalties of $25,000 to the Securities and Exchange Commission in settlement of the matter. As of December 31, 2025, $20,000 remained due.

On April 6, 2023, the Company was served a Summons for an Amended Complaint filed in the state of Florida with claims for Strict Liability, Negligence and Breach of Implied Warranty. The complaint, filed by an insurance company, stems from its payments for claims filed by a policy holder on two separate occasions. The first insurance claim payment was due to a leak caused by improper installation in which the contractor failed to meet local codes. The second insurance claim payment followed the contractor’s failure to properly repair the improper installation. The complaint states that the contractor failed to follow basic installation guidelines supplied with the product in either incident, resulting in damages. On June 8, 2023, the Court of Duval County, FL entered a default judgement for $38,768. As of December 31, 2025, the Company has not paid any of this balance.

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

Holders of Common Stock

As of December 31, 2025 there were approximately 485 stockholders of record of our common stock. This number does not include shares held by brokerage clearing houses, depositories or others in unregistered form.

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

On October 1, 2025, the Company issued 200,000 shares for services pursuant to a consulting agreement.

On November 1, 2025, the Company issued 200,000 shares for services pursuant to a consulting agreement.

On December 5, 2025, the Company issued 250,000 shares per a subscription agreement at $0.10 per share for $25,000 in cash.

On January 26, 2026, the Company issued 100,000 shares per a subscription agreement at $0.10 per share for $10,000 in cash.

On February 2, 2026, the Company issued 3,000,000 shares for services pursuant to a consulting agreement.

On February 16, 2026, the Company issued 200,000 shares per a subscription agreement at $0.10 per share for $20,000 in cash.

On February 16, 2026, the Company issued 50,000 shares for services pursuant to a consulting agreement.

On February 19, 2026, the Company issued 200,000 shares per a subscription agreement at $0.10 per share for $20,000 in cash.

On February 23, 2026, the Company issued 6,446,421 shares to James Burns, Jr. for management services pursuant to a consulting agreement. These shares were valued at $0.30 per share for a total value of $1,933,926 and will be amortized over the six-month term of the agreement.

On February 24, 2026, the Company issued 2,175,122 shares of common stock for the conversion of $125,000 note issued on August 23, 2023 and $33,644 in accrued interest (see Note 10 – April 3, 2023 offering). This note was converted in full and the balance due after the conversion is $0.

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

Issuer Purchases of Equity Securities

The Company repurchased 4,859,120 shares of common stock of its equity securities at par value of $0.001 for $4,859 in cash and immediately cancelled these shares during the fourth quarter ended December 31, 2025.

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

RESULTS OF OPERATIONS

Revenues

In the year ended December 31, 2025 we generated $1,082,887 in revenues, as compared to $242,350 in revenues in the prior year. The increase in sales was attributable to the on-goings of the next generation of our trutankless® residential and light commercial products. Cost of goods sold was $1,040,865, as compared to $279,356 in the prior year.

To the knowledge of management, the Company is unaware of any trends or uncertainties in the sales or costs of our products and services for the periods discussed.

Expenses

Operating expenses totaled $3,612,548 during the year ended December 31, 2025 as compared to $5,183,038 in the prior year. In the year ended December 31, 2025, our expenses primarily consisted of General and Administrative of $908,833, Research and Development of $163,541, Consulting Fees of $2,217,207, Legal and Accounting Fees of $157,500, Audit Fees of $85,000 and Depreciation Expense of $80,467.

General and administrative fees increased by $123,474 from the year ended December 31, 2024 to the year ended December 31, 2025. General and administrative fees increased due to an increase in rent expense of $252,240 offset by decreases in many other general and administrative expenses.

Research and Development decreased by $269,306 from the year ended December 31, 2024 to the year ended December 31, 2025. Research and Development fees decreased as the Company completed Gen3 development and increased sales of this new generation of products.

Consulting fees decreased $1,572,752 from the year ended December 31, 2024 to the year ended December 31, 2025. Consulting fees decreased due to a decrease in stock-based consulting fees.

Legal and accounting fees increased $16,472 from the year ended December 31, 2024 to the year ended December 31, 2025. Legal and accounting fees increased due to an increase in legal and accounting services.

Audit fees increased $55,000 from the year ended December 31, 2024 to the year ended December 31, 2025. Audit fees increased due to a required re-audit by the SEC of the year ended December 31, 2022.

Other Expenses

Other expense decreased by $3,785,874 to $1,180,184 in the year ended December 31, 2025 from $4,966,058 for the year ended December 31, 2025. The decrease was the result of a decrease in financing incentive expense.

Net Loss

In the year ended December 31, 2025, we generated a net loss of $4,750,710, a decrease of $5,435,392 from $10,186,102 for the year ended December 31, 2024. This decrease was attributable to the factors discussed above.

Going Concern

The financial statements included in this filing have been prepared in conformity with generally accepted accounting principles that contemplate the continuance of the Company as a going concern.

Management evaluated all relevant conditions and events that are reasonably known or reasonably knowable, in the aggregate, as of the date the consolidated financial statements are issued and determined that substantial doubt exists about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent on the Company’s ability to generate revenues and raise capital. The Company has not generated sufficient revenues from product sales to provide sufficient cash flows to enable the Company to finance its operations internally. As of December 31, 2025 and 2024, the Company had $21,619 and $1,004,190 cash on hand, respectively. At December 31, 2025 and 2024, the Company has an accumulated deficit of $81,852,679 and $77,101,969, respectively. For the years ended December 31, 2025 and 2024, the Company had a net loss of $4,750,710 and $10,186,102, and cash used in operations of $1,483,173 and $2,315,411, respectively. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year from the date of filing.

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

Liquidity and Capital Resources

At December 31, 2025, we had an accumulated deficit of $81,852,679 and a working capital deficiency of $10,612,370. As of December 31, 2025, we had 21,619 in cash.

Cash Flows from Operating, Investing and Financing Activities

The following table provides detailed information about our net cash flow for all financial statement periods presented in this Annual Report. To date, we have financed our operations through the issuance of stock and borrowings.

The following table sets forth a summary of our cash flows for the years ended December 31, 2025 and 2024:

	Years Ended
	December 31, 2025	December 31, 2024
Net cash used in operating activities	$(1,483,173)	$(2,315,411)
Net cash used in investing activities	(297,691)	(191,917)
Net cash provided by financing activities	798,293	3,490,066
Net increase/(decrease) in Cash	(982,571)	982,738
Cash, beginning	1,004,190	21,452
Cash, ending	$21,619	$1,004,190

Operating activities

Net cash used in operating activities was $1,483,173 for the year ended December 31, 2025, as compared to $2,315,411 used in operating activities for the same period in 2024. The decrease in net cash used in operating activities was primarily due to the decrease stock issued for services and financing incentives, increase in inventory, decrease in prepaid expenses and the overall decrease in net loss during the year ended December 31, 2025.

Investing activities

Net cash used in investing activities for the year ended December 31, 2025 was $297,691, as compared to $191,917 for the same period of 2024. The increase of net cash used in investing activities was mainly from the purchase of property, plant and equipment during the year ended December 31, 2025.

Financing activities

Net cash provided by financing activities for the year ended December 31, 2025 was $798,293, as compared to $3,490,066 for the same period of 2024. The decrease of net cash provided by financing activities was mainly due to an increase in notes payable to related parties offset by an increase in payments made on notes payable to related parties during the year ended December 31, 2025.

Ongoing Funding Requirements

As of December 31, 2025, we continue to use traditional and/or debt financing to provide the capital we need to run the business. It is possible that we may need additional funding to enable us to fund our operating expenses and capital expenditures requirements.

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

Management has undertaken an assessment of the effectiveness of our internal control over financial reporting based on the framework and criteria established in the Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Based upon this evaluation, management concluded that our internal control over financial reporting was not effective as of December 31, 2025.

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

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The members of our board of directors serve for one-year terms and are elected at the next annual meeting of stockholders, or until their successors have been elected. The officers serve at the pleasure of the board of directors.

Information as to our current directors and executive officers is as follows:

Name	Age	Title	Since
Robertson James Orr	51	Secretary, Treasurer & Director	May 12, 2010
Guy Newman	60	Chief Executive Officer, President and Director	April 2, 2024
Rodney Sperry	58	Chief Financial Officer	November 18, 2024

Duties, Responsibilities and Experience

Robertson James Orr, (51) has been our Treasurer, Secretary and a Director since May 12, 2010. Mr. Orr is also a director of Notation Labs, Inc., a former subsidiary of the Company. Mr. Orr attended Arizona State University. In 1998, Mr. Orr assisted in the founding of bluemedia, Inc., a successful large format digital printing company based in Tempe, Arizona. Mr. Orr has been instrumental in growing bluemedia to be one of the premier companies in its vertical with some of the largest companies, projects and events in their portfolio. Most notably, Mr. Orr has lead bluemedia’s relationship with the NFL and has successfully overseen the graphics production, installation and removal for the last seven Super Bowls. Other notable clients include the NBA, NHL, MLB, Kansas City Chiefs, Verizon, InBev, GMR Marketing, Petsmart, and Pepsi. In 2005, Mr. Orr and his Partners in bluemedia started a non-traditional ad agency called Blind Society, which is responsible for the direct-to-consumer marketing efforts of companies like AT&T, K-Swiss, and Activision. In addition to his entrepreneurial successes, Mr. Orr has been involved with supporting numerous local charitable causes through his work with the Boys & Girls Clubs of Phoenix, St. Joseph the Worker, the MDA and the ADA. He has sat on the Board of Directors for the Tempe Chamber of Commerce as well as other entrepreneurial organizations. He is currently on the Board of Directors for Project Sebastian, a rare disease research nonprofit, as well as he sits on the Sports Advisory Board for the Colangelo College of Business at Grand Canyon University.

Guy Newman, (60) has been our Chief Executive Officer, President and a Director since April 2, 2024. Mr. Newman has been a consultant to the Company for several years prior to his appointment to CEO. Mr. Newman was serving as the CEO of Tankless 365, Inc., a wholly-owned subsidiary of the Company, at the time of his appointment as CEO. Mr. Newman is also the CEO of Notation Labs, Inc., a former subsidiary of the Company. Mr. Newman grew up in England and came to the United States in 1985 to pursue a career in the financial markets. He worked in various retail brokerage firms in the 1990's and 2000's and retired from the Brokerage Industry in 2011 to pursue management roles in a range of start-up ventures in the Boating and Construction industries. He has two adult sons.

Rodney Sperry, (58) was appointed to serve as the Chief Financial Officer of the Company on November 18, 2024. He has 14 years of experience in public accounting at leading accounting services and consulting firms in Utah. His industry background includes audits for both private and publicly traded companies across several industries including manufacturing, distribution, mining, energy, and not-for-profit organizations. He has served as outside controller for several public companies over the last fourteen years and has been responsible for their SEC filings and compliance. Mr. Sperry was a licensed CPA in the state of Utah from February 2001 through September 2014 and has operated his own financial consultancy practice for the past fourteen years. He obtained his bachelor’s degree in accounting from Westminster College and his Master of Business Administration from Utah State University.

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

Summary Compensation Table

The table below summarizes the total compensation paid to or earned by our current Executive Officers for the fiscal years ended December 31, 2025 and 2024.

SUMMARY COMPENSATION TABLE

Name and Principal Positions	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compensation ($)	Non- Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Robertson James Orr	2025	$75,000	$-	$79100	$-	$-	$-	$-	$154,100
Secretary, Treasurer & Director	2024	$75,000	$-	$124,500	$-	$-	$-	$-	$199,500
Guy Newman	2025	$225,000	$-	$-	$-	$-	$-	$-	$225,000
CEO, President & Director	2024	$168,288	$-	$1,450,000	$-	$-	$-	$-	$1,618,288
Rodney Sperry, CFO	2025	$79,138	$-	$138,100	$-	$-	$-	$-	$217,238
	2024	$8,925	$-	$210,000	$-	$-	$-	$-	$218,925

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

Option Grants in Last Fiscal Year

During the years ended December 31, 2025 and 2024, we did not grant any options to our officers and directors.

Employment Agreements

The Company has an employment agreement with the President/CEO to perform duties and responsibilities as may be assigned. The base salary is in the amount of $225,000 per annum plus a bonus of 1,000,000 shares of common stock upon execution of the agreement commencing on April 2, 2024 and ending April 2, 2025 This agreement was renewed on April 2, 2025 and again on April 2, 2026.

The Company has a consulting agreement with the CFO to perform duties and responsibilities as may be assigned. The agreement is for $6,000 per month for these services plus a bonus of 700,000 shares of common stock upon execution of the agreement commencing on November 18, 2024 and quarterly bonuses of 200,000 shares of common stock beginning January 1, 2025 for the fiscal year ended December 31, 2025.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information, to the best of our knowledge, about the beneficial ownership of our common stock on April 30, 2026 relating to the beneficial ownership of our common stock by those persons known to beneficially own more than 5% of our capital stock and by our directors and executive officers.  The percentage of beneficial ownership for the following table is based on 141,214,441 shares of common stock outstanding.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and does not necessarily indicate beneficial ownership for any other purpose. Under these rules, beneficial ownership includes those shares of common stock over which the stockholder has sole or shared voting or investment power. It also includes shares of common stock that the stockholder has a right to acquire within 60 days after April 30, 2026, pursuant to options, warrants, conversion privileges or other rights. The percentage ownership of the outstanding common stock, however, is based on the assumption, expressly required by the rules of the Securities and Exchange Commission, that only the person or entity whose ownership is being reported has converted options or warrants into shares of our common stock.

Security Ownership of Management, Directors and Certain Beneficial Owners

Title of Class	Name of Beneficial Owner	Number of Shares		Percent Beneficially Owned
Common	Robertson James Orr - Secretary, Treasurer and Director	4,150,541		2.94%
Common	Guy Newman - CEO, President and Director	4,100,000	(3)	2.90%
Common	Rodney Sperry - CFO	1,500,000	(4)	1.06%
Common	Rodney J. Cullum	63,969,231	(5)	45.30%
Common	Michael H. Fouts	6,203,515	(6)	4.39%
Common	James Burns, Jr.	15,173,047		10.74%
Common	Mark A. Langlois	7,377,740	(7)	5.22%
	All Directors, Officers and Principal Stockholders as a Group	102,474,074		72.57%

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

(4)	Of the total shares of Common Stock owned or controlled by Mr. Sperry, all 1,500,000 shares are held by Sperry Advisory Services, LLC., which is controlled by Mr. Sperry.

(5)

Of the total shares of Common Stock owned or controlled by Mr. Cullum, 2,533,750 are controlled by Mr. Cullum and 61,435,481 are owned directly by Built Right Holdings, LLC, an Arizona limited liability company, and Rodney Cullum may be deemed to have an indirect interest in these securities as the manager of Built Right Holdings, LLC.

(6)

Of the total shares of Common Stock owned or controlled by Mr. Fouts, 811,901 are controlled by Mr. Fouts and 5,391,614 are owned directly by Fouts Management, Inc., and Michael Fouts may be deemed to have an indirect interest in these securities as the manager of Fouts Management, Inc.

(7)	Of the total shares of Common Stock owned or controlled by Mr. Langlois, 362,500 shares are held by Mr. Langlois and 7,015,240 shares are held by Mark A. Langlois Revocable Trust.

Changes in Control

There are no arrangements known to the Company, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change in control of the Company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Related Persons

In April 2024, the Company entered into a consulting agreement with Sperry Advisory Services, LLC to provide accounting and financial reporting services to the Company. In November 2024, the Company appointed Rodney Sperry as the chief financial officer of the Company. The Company paid $79,138 and $8,925 in cash payments and issued common stock valued at $138,100 and $210,000 to Sperry Advisory Services, LLC during the years ended December 31, 2025 and 2024, respectively. As of December 31, 2025, there was $100,613 in accounts payable for Sperry Advisory Services, LLC.

During the years ended December 31, 2025 and 2024, the Company received $0 and $7,500 in advances and made payments $0 and $0 from a related party, respectively. As of December 31, 2025 and 2024, the Company had advances from a related party of $7,500 and $7,500, respectively.

Notes payable - related party consist of the following at:

	December 31, 2025	December 31, 2024
Note payable, secured, 5% interest, due on demand	$59,450	$28,450
Note payable, secured, 18% interest, due July 25, 2024-in default	40,000	40,000
Note payable, 8% interest, due December 31, 2024-in default	3,963,939	2,319,989
Notes payable, secured, 18% interest, due August 31, 2025-in default	125,000	125,000
Note payable, secured, 18% interest, due December 31, 2025-in default	1,382,054	1,500,000
Note payable, secured, 12% interest, due April 26, 2026	42,400	60,000
Note payable, secured, 12% interest, due April 30, 2026	19,700	100,200
Note payable, secured, 12% interest, due December 28, 2026	827,210	-
Total notes payable - related party	$6,459,753	$4,173,639
Less current portion	(6,459,753)	(4,013,439)
Total notes payable - related party - long term	$-	$160,200

During the year ended December 31, 2025, the Company received $0 under a note payable from a director of the Company. During the year ended December 31, 2025, the Company received $31,000 under this note. As of December 31, 2025 and 2024, the Company had one note payable due to a director of the Company in the amount of $59,450 and $28,450, respectively. The note has an interest rate of 5% and is due on demand.

As of December 31, 2025 and 2024, the Company had one note payable due to a former officer of the Company in the amount of $42,400 and $60,000, respectively. The note has an interest rate of 12% and is due April 26, 2026.

On April 30, 2021, the Company entered into a $150,000, 12% grid note payable with a Company controlled by the former CEO that is due upon demand but no later than April 30, 2026. As of December 31, 2025 and 2024, the Company has received advances under the note of $0 and $0 and made repayment of $80,500 and $22,300, respectively. As of December 31, 2025 and 2024, the note had a balance of $19,700 and $100,200, respectively.

On January 11, 2021, the Company entered into a $125,000, 30% note payable due on June 8, 2021. Under the note the Company must make interest only payments of $3,125 starting on February 10, 2021 and continuing through maturity. On December 31, 2021, the noteholder extended the due date to June 8, 2022 for $1,250. On September 1, 2023, the noteholder sold the ownership of the note to an entity under common ownership of a related party who concurrently amended the terms of the note with the Company to accrue interest and to extend the maturity date of the note to August 31, 2025. This assignment makes this a related party note. As of December 31, 2025 and 2024, the balance of the note was $125,000 and $125,000, respectively.

On September 1, 2022, the Company entered into a $2,500,000 8% convertible grid note with Notation Labs, Inc, a company commonly controlled by a director of the Company. The note was due on December 31, 2024 and is currently in default. The Company is working with the lender to get this note extended. No notice of default has been received on this note. During the year ending December 31, 2024, the Company received $868,300 in net advances from the note and made payments of $721,284 on the note. During the year ending December 31, 2025, the Company received $2,652,230 in net advances from the note and made payments of $1,050,529 on the note. As of December 31, 2025 and 2024, the balance of the note was $3,963,939 and $2,319,989, respectively.

On July 23, 2023, the Company entered into a $40,000, 12% note payable with an entity under common control of a related party and matures on July 25, 2024. As of December 31, 2025 and 2024, the balance of the note was $40,000 and $40,000, respectively.

On December 16, 2024, the Company entered into a $1,500,000, 18% note payable with an entity under common control of a related party and matures on December 16, 2025. During the year ended December 31, 2025, the Company made payments of $117,946 towards the note balance. As of December 31, 2025 and 2024, the balance of the note was $1,382,054 and $1,500,000, respectively.

On March 31, 2025, the Company entered into a $185,000, 12% note payable with a director of the Company which matures on April 1, 2026. On November 4, 2025, the Company paid $185,000 towards the principal of this note. As of December 31, 2025 and 2024, the balance of the note was $0 and $0, respectively.

On December 28, 2025, the Company entered into a $827,209, 12% note payable with the Rod and Kim Cullum Trust, an entity under common control of a related party and matures on December 28, 2026 for a charge on the stand by letter of credit to settle the agreement with the contract manufacturer. Under the Company’s agreement with its contract manufacturer, a stand by letter of credit was required. Rod Cullum agreed to provide the stand by letter of credit for this arrangement and it has been in place since 2023. This agreement with the contract manufacturer was terminated in August 2025 and the settlement amount was being negotiated by both sides. On December 28, 2025, the payment of $827,209 settled the agreement and the stand by letter of credit is no longer needed. As of December 31, 2025 and 2024, the balance of the note was $827,209 and $0, respectively.

Interest expense associated with the related party notes for the years ended December 31, 2025 and 2024 was $543,310 and $255,659, respectively.

Convertible notes payable - related party consist of the following at:

	December 31, 2025	December 31, 2024
Convertible note payable, 12% interest, due March 2025-in default	$250,000	$250,000
Convertible note payable, 15% interest, due July 2025-in default	500,000	500,000
Total convertible notes payable - related party	$750,000	$750,000
Less current portion	(750,000)	(750,000)
Total convertible notes payable - related party - long-term	$-	$-

On March 26, 2024, the Company issued a $250,000 12% convertible promissory note to a trust controlled by a shareholder of the Company. The note is due on March 25, 2025 and is convertible into shares of the Company’s common stock at a rate of $0.05 per share. As of December 31, 2025 and 2024, the balance of the note was $250,000 and $250,000, respectively.

On July 25, 2024, the Company issued a $500,000 15% convertible promissory note to a company commonly controlled by a shareholder of the Company. The note is due on July 25, 2025 and is convertible into shares of the Company’s common stock at a rate of $0.15 per share. As of December 31, 2025 and 2024, the balance of the note was $500,000 and $500,000, respectively.

Interest expense on all of the above convertible notes for the years ended December 31, 2025 and 2024 was $105,000 and $93,548, respectively.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

(1) AUDIT FEES

Audit and Non-Audit Fees

The following table sets forth fees billed to us by our independent auditors, for the years ended 2025 and 2024 for (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements, (ii) services rendered that are reasonably related to the performance of the audit or review of our financial statements that are not reported as Audit Fees, and (iii) services rendered in connection with tax preparation, compliance, advice and assistance.

Fee Category	Fiscal 2025 Fees	Fiscal 2024 Fees

Audit Fees	$85,000	$30,000
Audit Related Fes	-	-
Tax Fees	-	-
All Other Fees	-	-

Total Fees	$85,000	$30,000

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

Date: May 21, 2026

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Guy Newman
Guy Newman	Director and Principal Executive Officer	Date: May 21, 2026

/s/ Rodney Sperry
Rodney Sperry	Principal Financial Officer	Date: May 21, 2026

/s/ Robertson J. Orr
Robertson James Orr	Director	Date: May 21, 2026

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and

Board of Directors of Trutankless, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Trutankless, Inc. (the “Company”) as of December 31, 2025, and December 31, 2024, and the related consolidated statements of operations, stockholders’ deficit, and cash flows, for the years ended December 31, 2025, and December 31, 2024, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements presented fairly, in all material respects, the financial position of the Company as of December 31, 2025 and December 31, 2024, and the results of its operations and its cash flow for the two years ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt about the Company's ability to continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As included in Note 2, Going Concern to the consolidated financial statements, the Company had an accumulated deficit of $81,852,679 and $77,101,969, at December 31, 2025 and 2024, respectively, and a working capital deficit of $10,612,370 and $5,931,423, at December 31, 2025 and 2024, respectively. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

We have served as the Company’s auditor since 2024.
Victor Mokuolu, CPA PLLC
Houston, Texas

May 21, 2026

PCAOB ID: 6771

TRUTANKLESS, INC

CONSOLIDATED BALANCE SHEETS

	December 31, 2025	December 31, 2024
ASSETS
Current assets
Cash	$21,619	$1,004,190
Accounts receivable	86,748	43,523
Prepaid expenses	1,996	1,232,930
Inventory	1,574,356	350,866
Vendor deposits	137,175	375,652
Total current assets	1,821,894	3,007,161

Other assets
Property, plant and equipment, net	405,296	188,072
Right-to-use asset	811,599	171,016
Trademarks	11,914	11,914
Security deposits	61,531	18,947
Total other assets	1,290,340	389,949
Total assets	$3,112,234	$3,397,110

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable and accrued liabilities	$1,466,317	$1,232,483
Advances payable - related parties	7,500	7,500
Lease liability	211,035	72,799
Accrued interest payable	453,274	373,998
Accrued interest payable - related parties	973,888	637,365
Royalty liabilities payable	599,997	547,500
Notes payable, net of discounts	765,000	995,000
Notes payable, net of discounts - related parties	6,459,753	4,013,439
Convertible notes payable, net of discounts	747,500	308,500
Convertible notes payable, net of discounts - related parties	750,000	750,000
Total current liabilities	12,434,264	8,938,584

Long-term liabilities
Deferred warranty revenue	11,205	249
Lease liability - long-term	628,779	98,217
Notes payable, net of discounts and current portion	-	95,000
Notes payable, net of discounts and current portion - related parties	-	160,200
Convertible notes payable, net of discounts and current portion	-	451,500
Total long-term liabilities	639,984	805,166
Total liabilities	13,074,248	9,743,750

Commitments and contingencies (Note 10)	-	-

Stockholders' deficit
Preferred stock, $0.001 par value, 9,990,000 shares authorized
Preferred stock - Series B, $0.001 par value, 10,000 shares authorized, 0 shares issued and outstanding	-	-
Common stock, $0.001 par value, 150,000,000 shares authorized, 129,042,898 and 128,608,178 shares issued and outstanding as of December 31, 2025 and 2024, respectively	129,043	128,608
Additional paid in capital	71,761,622	70,626,721
Accumulated deficit	(81,852,679)	(77,101,969)
Total stockholders' deficit	(9,962,014)	(6,346,640)
Total liabilities and stockholders' deficit	$3,112,234	$3,397,110

See accompanying notes to the consolidated financial statements.

TRUTANKLESS, INC

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended
	December 31, 2025	December 31, 2024
Net sales	$1,082,887	$242,350
Cost of sales	1,040,865	279,356
Gross profit (loss)	42,022	(37,006)

Operating expenses
General and administrative expenses	908,833	785,359
Research and development	163,541	432,847
Consulting fees (see Note 4)	2,217,207	3,789,959
Legal and accounting fees	157,500	141,028
Audit fees	85,000	30,000
Depreciation and amortization expense	80,467	3,845
Total operating expenses	3,612,548	5,183,038
Operating loss	(3,570,526)	(5,220,044)

Other income (expense)
Other income	137,073	3,459
Gain on extinguishment of debt	-	130,343
Interest expense	(899,199)	(575,660)
Financing incentive expense	(418,058)	(4,524,200)
Total other income (expense)	(1,180,184)	(4,966,058)
Net loss	$(4,750,710)	$(10,186,102)

Net loss per share - basic and diluted	$(0.04)	$(0.11)

Weighted average number of common shares - basic	132,208,866	88,733,668

See accompanying notes to the consolidated financial statements.

TRUTANKLESS, INC

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

	Preferred Stock		Common Stock		Additional Paid-in	Subscriptions	Accumulated
	Shares	Amount	Shares	Amount	Capital	Payable	Deficit	Total
Balance, December 31, 2023	10,000	$10	38,773,230	$38,773	$57,802,509	$1,534,480	$(66,915,867)	$(7,540,095)
Stock issued for financing incentives	-	-	17,940,000	17,940	5,965,760	(1,459,500)	-	4,524,200
Stock issued for conversion of notes payable	-	-	51,809,948	51,810	1,958,827	(72,000)	-	1,938,637
Stock issued for services	-	-	18,135,000	18,135	4,629,065	(2,700)	-	4,644,500
Stock issued for cash	-	-	2,950,000	2,950	269,550	-	-	272,500
Cancellation of common stock	-	-	(1,000,000)	(1,000)	1,000	(280)	-	(280)
Cancellation of preferred stock	(10,000)	(10)	-	-	10	-	-	-
Net loss for the year	-	-	-	-	-	-	(10,186,102)	(10,186,102)
Balance, December 31, 2024	-	-	128,608,178	128,608	70,626,721	-	(77,101,969)	(6,346,640)
Stock issued for services	-	-	3,045,000	3,045	611,092	-	-	614,137
Stock issued for cash	-	-	920,000	920	107,080	-	-	108,000
Stock issued for financing incentives	-	-	1,328,840	1,329	416,729	-	-	418,058
Cancellation of common stock	-	-	(4,859,120)	(4,859)	-	-	-	(4,859)
Net loss for the year	-	-	-	-	-	-	(4,750,710)	(4,750,710)
Balance, December 31, 2025	-	$-	129,042,898	$129,043	$71,761,622	$-	$(81,852,679)	$(9,962,014)

See accompanying notes to the consolidated financial statements.

TRUTANKLESS, INC

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended
	December 31, 2025	December 31, 2024
Cash flows from operating activities:
Net loss	$(4,750,710)	$(10,186,102)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	80,467	3,845
Amortization of debt discounts	-	14,520
Stock issued for services	614,137	3,412,536
Stock issued for financing incentives	418,058	4,524,200
Non-cash operating lease expense	28,215	(5,424)
Changes in operating assets and liabilities:
Accounts receivable	(43,225)	(43,523)
Prepaid expenses	1,230,935	3,753
Inventory	(1,223,491)	(350,866)
Vendor deposits	238,477	(106,310)
Security deposits	(42,584)	(274,342)
Accounts payable	1,333,324	217,684
Accrued liabilities	206,468	76,632
Interest payable	79,277	238,320
Interest payable to related parties	336,523	159,417
Deferred warranty revenue	10,956	249
Net cash used in operating activities	(1,483,173)	(2,315,411)

Cash flows from investing activities:
Purchase of property, plant and equipment	(297,691)	(191,917)
Net cash flows used in investing activities	(297,691)	(191,917)

Cash flows from financing activities:
Proceeds from royalty liabilities payable	-	130,000
Repayment of royalty liabilities payable	(22,503)	-
Proceeds from notes payable	-	680,000
Repayment of notes payable	(250,000)	-
Proceeds from notes payable - related parties	2,417,022	1,509,000
Repayment of notes payable - related party	(1,436,867)	(318,134)
Proceeds from convertible notes payable	-	385,000
Repayment of convertible notes payable	(12,500)	(328,500)
Proceeds from convertible notes payable - related parties	-	1,160,200
Repurchase of common stock for cancellation	(4,859)	-
Proceeds from issuance of common stock	108,000	272,500
Net cash provided by financing activities	798,293	3,490,066

Net change in cash	(982,571)	982,738
Cash and cash equivalents - beginning of year	1,004,190	21,452
Cash and cash equivalents - end of year	$21,619	$1,004,190

Supplemental disclosures of cash flow information:
Cash paid for interest	$462,210	$85,894
Cash paid for income taxes	$-	$-

Supplemental non-cash information
Conversion of notes payable into common stock	$-	$1,915,137
Accounts payable settled with related party standby letter of credit (see Note 9)	$827,209	$-
Common stock issued per consulting agreements	$614,137	$4,644,500

See accompanying notes to the consolidated financial statements.

TRUTANKLESS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025 AND 2024

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

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (GAAP) and applicable rules and regulations of the Securities and Exchange Commission (SEC) regarding annual financial reporting.

Principles of consolidation

The consolidated financial statements include the accounts of Trutankless, Inc. and its wholly owned subsidiaries, Bollente, Inc. and Tankless 365, Inc. On May 16, 2010, the Company acquired 100% of the outstanding stock of Bollente, Inc. On October 20, 2021, the Company formed a wholly owned subsidiary, Tankless365, Inc. All significant inter-company transactions and balances have been eliminated.

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

Income Taxes

The Company’s calculation of its tax liabilities involves dealing with uncertainties in the application of complex tax laws and regulations in various taxing jurisdictions. The Company recognizes tax liabilities for uncertain tax positions based on management’s estimate of whether it is more likely than not that additional taxes will be required. The Company had no uncertain tax positions as of December 31, 2025 and 2024.

Deferred income taxes are recognized in the consolidated financial statements for the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts based on enacted tax laws and statutory tax rates. Temporary differences arise from net operating losses, differences in depreciation methods of property and equipment, stock-based and other compensation, and other accrued expenses. A valuation allowance is established when it is determined that it is more likely than not that some or all of the deferred tax assets will not be realized.

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

The Company includes interest and penalties arising from the underpayment of income taxes in the statements of operation in the provision for income taxes. As of December 31, 2025 and 2024, the Company had no accrued interest or penalties related to uncertain tax positions.

Earnings per share

The Company follows ASC Topic 260 to account for the earnings per share. Basic earnings per common share (“EPS”) calculations are determined by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per common share calculations are determined by dividing net income by the weighted average number of common shares and dilutive common share equivalents outstanding. During periods when common stock equivalents, if any, are anti-dilutive they are not considered in the computation. There are 14,206,404 and 13,632,379 additional shares issuable in connection with outstanding warrants (0 shares and 245,637 shares) and convertible debts (14,206,404 shares and 13,386,742 shares) as of December 31, 2025 and 2024, respectively.

Accounts receivable

Accounts receivable is comprised of uncollateralized customer obligations due under normal trade terms. In accordance with ASC 326-20, the Company performs ongoing credit evaluation of its customers and management closely monitors outstanding receivables based on factors surrounding the credit risk of specific customers, historical trends, and other information. The carrying amount of accounts receivable is reviewed periodically for collectability. If management determines that collection is unlikely, an allowance that reflects management’s best estimate of the amounts that will not be collected is recorded. As of December 31, 2025 and 2024, management determined that no allowance for doubtful accounts is required.

Advertising Costs

The Company’s policy regarding advertising is to expense advertising when incurred. The Company incurred advertising expenses of $38,849 and $10,468 during the years ended December 31, 2025 and 2024, respectively.

Research and development costs

The Company charges research and development costs to expense when incurred in accordance with FASB ASC 730, “Research and Development”. These research and development expenses are not related to the patent that the Company has, but are focused on future product developments. Research and development costs were $163,541 and $432,847 for the years ended December 31, 2025 and 2024, respectively.

Inventory

Inventory, including manufacturing cost and shipping are stated at the lower of cost (average cost) or market (net realizable value). During the fiscal year ended December 31, 2024, the Company implemented maintaining a vendor managed inventory at its contract manufacturer’s facility that is managed by this third party. During the fiscal year 2025, the Company has been improving its inventory tracking by putting in procedures to track all costs related to inventory assets and performing period end counts on a regular basis. Currently, the Company uses physical counts to verify the inventory items supported by the accounting system. All inventory is valued using an average cost method.

Properties, Plant and Equipment

We record properties, plant and equipment at historical cost. We provide depreciation and amortization in amounts sufficient to match the cost of depreciable assets to operations over their estimated service lives or productive value. We capitalize expenditures for improvements that significantly extend the useful life of an asset. We charge expenditures for maintenance and repairs to operations when incurred. Depreciation is computed using the straight-line method over estimated useful lives as follows:

Building	7 to 15 years
Leasehold improvements	3 to 5 years
Vehicles and equipment	3 to 7 years
Production and warehouse equipment	5 to 15 years
Furniture and fixtures	2 to 3 years

Vendor Deposits

The Company orders many parts from over-seas vendors or specialized equipment. These vendors require up-front payment on these parts or equipment. The Company records these advance payments as vendor deposits. Once the parts and/or equipment is received the applicable deposit amount is removed from vendor deposits.

Security Deposits

The Company has three leases for office/warehouse space. Each of these leases required a security deposit. The Company records these payments as security deposits. Once a lease is terminated and the applicable deposit amount is received back by the Company, this deposit is removed from security deposits.

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

The Company’s performance obligation is to ship the ordered product to the customer. Revenue recognition occurs at the time product is shipped to customers, when control transfers to customers, provided there are no material remaining performance obligations required of the Company or any matters of customer acceptance. Payment terms are typically at time of purchase for one-time buyers or net 30 days for wholesale customers.

The Company’s water heater has a two-year warranty on the unit, during which the Company will cover any required parts or repairs. The Company offers an extended five-year warranty that the customer can purchase. This is in addition to the initial two-year warranty. The extended warranty service income is deferred until the initial two-year period is up and then the service fee is amortized over the five-year warranty period.

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

The reported fair values for financial instruments that use Level 2 and Level 3 inputs to determine fair value are based on a variety of factors and assumptions. Accordingly, certain fair values may not represent actual values of the Company’s financial instruments that could have been realized as December 31, 2025 or that will be recognized in the future, and do not include expenses that could be incurred in an actual settlement. The carrying amounts of the Company’s financial assets and liabilities, such as cash, accounts receivable, receivables from related parties, prepaid expenses and other, accounts payable, accrued liabilities, and related party and third-party notes payables approximate fair value due to their relatively short maturities. The Company’s notes payable to related parties approximates the fair value of such instrument based upon management’s best estimate of terms that would be available to the Company for similar financial arrangements at December 31, 2025 and 2024.

Recent Accounting Pronouncements

From time to time, new accounting pronouncements are issued by FASB that are adopted by the Company as of the specified effective date. If not discussed, management believes that the impact of recently issued standards, which are not yet effective, will not have a material impact on the Company’s financial statements upon adoption.

The Company adopted ASU 2023-09 – “Income Tax Disclosures” required for periods beginning after December 31, 2024. The Company has provided additional disclosures in the income tax footnote (see Note 12) as required.

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, requiring public entities to disclose information about their reportable segments’ significant expenses and other segment items on an interim and annual basis. Public entities with a single reportable segment are required to apply the disclosure requirements in ASU 2023-07, as well as all existing segment disclosures and reconciliation requirements in ASC 280 on an interim and annual basis. The Company adopted ASU 2023-07 during the year ended December 31, 2025. See Note 16 – Segment Information for further details.

NOTE 2 - GOING CONCERN

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.

Management evaluated all relevant conditions and events that are reasonably known or reasonably knowable, in the aggregate, as of the date the consolidated financial statements are issued and determined that substantial doubt exists about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent on the Company’s ability to generate revenues and raise capital. The Company has not generated sufficient revenues from product sales to provide sufficient cash flows to enable the Company to finance its operations internally. As of December 31, 2025 and 2024, the Company had $21,619 and $1,004,190 cash on hand, respectively. At December 31, 2025 and 2024, the Company has a working capital deficit of $10,612,370 and $5,931,423, respectively. At December 31, 2025 and 2024, the Company has an accumulated deficit of $81,852,679 and $77,101,969, respectively. For the years ended December 31, 2025 and 2024, the Company had a net loss of $4,750,710 and $10,186,102 and cash used in operations of $1,483,173 and $2,315,411, respectively. These factors raise substantial doubt about the Company’s ability to continue as a going concern within twelve months from the date these financial statements are issued.

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

NOTE 3 - ACCOUNTS RECEIVABLE, NET

Accounts receivable consist of the following at:

	December 31, 2025	December 31, 2024
Accounts receivable	$86,748	$43,523
Allowance for doubtful accounts	-	-
Total	$86,748	$43,523

Based on an analysis by management of the outstanding invoices for each customer and other factors, it was determined that all outstanding balances are expected to be collected. As of December 31, 2025 and 2024, the allowance for doubtful accounts were $0 and $0, respectively.

NOTE 4 - PREPAID EXPENSES

Prepaid expenses consist of the following at:

	December 31, 2025	December 31, 2024
Prepaid filing fees	$1,425	$1,246
Prepaid stock-based compensation	571	1,231,684
Total	$1,996	$1,232,930

Prepaid stock-based compensation consisted of stock issuances for consulting agreements that are being amortized over the life (six or twelve months) of the agreements. The prepaid stock-based compensation is comprised of the following at December 31, 2025 and 2024:

Consultant	Shares	Market Price	Value
2024 Agreements
Non-Affiliates	6,385,000	$0.07 - 0.38	$1,372,750
Related Party	6,000,000	$0.07 - 0.45	1,625,000
	12,385,000		2,997,750
less: Amortizations			(1,766,066)
Balance at December 31, 2024			1,231,684
2025 Agreements
Non-Affiliates	1,425,000	$0.05 - 0.30	$391,148
Related Party	20,000	$0.29	5,790
	1,445,000		1,628,622
less: Amortizations			(1,628,051)
Balance at December 31, 2025			571

During the years ended December 31, 2025 and 2024, the Company also issued 0 and 1,150,000 shares of common stock, respectively, pursuant to consulting agreements that vest immediately or periodically throughout the year. These shares were valued at the market price on the day of issuance for a total value of $0 and $311,970 for the years ended December 31, 2025 and 2024, respectively. During the years ended December 31, 2025 and 2024, the Company also issued 1,600,000 and 4,000,000 shares of common stock, respectively, pursuant to consulting agreements with related parties that vest immediately or periodically throughout the year. These shares were valued at the market price on the day of issuance for a total value of $217,200 and $1,334,500 for the years ended December 31, 2025 and 2024, respectively. During the years ended December 31, 2025 and 2024, the Company reported $1,845,251 and $3,412,536 in stock-based compensation as consulting expense.

NOTE 5 - INVENTORY

Inventory consists of the following at:

	December 31, 2025	December 31, 2024
Finished Goods	$456,781	$-
Work In Process	104,171	-
Parts	1,013,404	350,866
Total Inventory	$1,574,356	$350,866

Management evaluates the parts and each category of inventory for obsolescence and net resale value at each reporting period. The net resale value is based on the market price of items versus the cost of such items. During the years ended December 31, 2025 and 2024, the Company wrote down inventory of $0 and $296,130, respectively. During the years ended December 31, 2025 and 2024, the Company recorded costs of goods sold of $1,040,865 and $279,356, respectively.

NOTE 6 – PROPERTIES, PLANT AND EQUIPMENT

Properties, plant and equipment of continuing operations at December 31, 2025 and 2024 consisted of the following:

	December 31, 2025	December 31, 2024
Tools, Machinery and Equipment	$380,444	$191,917
Leasehold Improvements	109,164	-
Property Plant and Equipment Gross	489,608	191,917
Less Accumulated Depreciation	(84,312)	(3,845)
Total Property, Plant and Equipment	$405,296	$188,072

During the years ended December 31, 2025 and 2024, the Company recognized depreciation expense of $80,467 and $3,845, respectively.

NOTE 7 – ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts Payable and accrued liabilities at December 31, 2025 and 2024 consisted of the following:

	December 31, 2025	December 31, 2024
Accounts Payable	$753,106	$725,740
Accrued Payroll Taxes	32,673	79,414
Accrued Salaries and Benefits	651,229	427,329
Royalties Payable	29,309	-
Total Accounts Payable and Accrued Liabilities	$1,466,317	$1,232,483

NOTE 8 – ROYALTY AGREEMENTS LIABILITIES

In November and December 2023, the Company issued 15 promissory note royalty agreements to investors for a total of $417,500. During the fiscal year ended December 31, 2024, the Company issued 3 additional promissory note royalty agreements to investors for an additional $130,000 and had one note payable for $75,000 convert to a royalty agreement for a total of $622,500. These agreements require the Company to pay up to $50 per unit sold in royalties to these investors based on their investment amounts. The units sold royalty obligation shall commence upon the 500th unit that is produced and sold and continue for 6 (six) calendar years from the anniversary date of the receipt of the first royalty payment. On February 28, 2025, the Company produced and sold the 500th unit relating to these royalty agreements. As of March 1, 2025, the Company entered the royalty period, which will continue until March 31, 2031. Since the Company began selling its new line of products in mid-2024, sales are increasing at a rapid rate. It is difficult to estimate the number of units that will be sold during the six-year royalty period. The royalty agreements have a “buy-out” feature, in which the Company can buy-out the remaining term of the agreements for 200% of the investment amount. The Company determined that this 200% “buy-out” price is the most appropriate method to use for the estimated future payments of royalties. In accordance with ASC 835-30, the Company recognizes an effective interest rate of 50% on the royalties paid based on an estimated future payment of royalties. During the year ended December 31, 2025, the Company sold 723 units and reported $45,007 in royalties to be paid. Of the $45,007 in royalties payable accrued in 2025, the Company recognized a reduction of the royalties liabilities of $22,503 and interest expense of $22,504. The royalty liabilities payable is comprised of the following at December 31, 2025 and 2024:

Royalty Liabilities Agreements	Amount
Balance as of December 31, 2023	$477,500
Additions	70,000
547,500
less: Royalties Payable	-
Balance as of December 31, 2024	547,500
Additions	75,000
622,500
less: Royalties Payable	(22,503)
Balance as of December 31, 2025	$599,997

As of December 31, 2025, the Company had paid $15,698 of these royalties and had accrued $29,309 in royalties payable. The royalties payable is comprised of the following at December 31, 2025 and 2024:

Royalties Payable	Amount
Balance as of December 31, 2024	$-
Principal Liability Additions	22,503
Interest Additions	22,504
45,007
less: Cash Payments	(15,698)
Balance as of December 31, 2025	$29,309

NOTE 9 - RELATED PARTY

In April 2024, the Company entered into a consulting agreement with Sperry Advisory Services, LLC to provide accounting and financial reporting services to the Company. In November 2024, the Company appointed Rodney Sperry as the chief financial officer of the Company. The Company paid $79,138 and $8,925 in cash payments and issued common stock valued at $138,100 and $210,000 to Sperry Advisory Services, LLC during the years ended December 31, 2025 and 2024, respectively. For the years ended December 31, 2025 and 2024, the Company recognized accounting fees of $157,500 and $37,780 from Sperry Advisory Services, LLC. As of December 31, 2025, there was $100,613 in accounts payable for Sperry Advisory Services, LLC.

During the years ended December 31, 2025 and 2024, the Company received $0 and $7,500 in advances and made payments $0 and $0 from a related party, respectively. As of December 31, 2025 and 2024, the Company had advances from a related party of $7,500 and $7,500, respectively.

Notes payable - related party consist of the following at:

	December 31, 2025	December 31, 2024
Note payable, secured, 5% interest, due on demand	$59,450	$28,450
Note payable, secured, 18% interest, due July 25, 2024-in default	40,000	40,000
Note payable, 8% interest, due December 31, 2024-in default	3,963,939	2,319,989
Notes payable, secured, 18% interest, due August 31, 2025-in default	125,000	125,000
Note payable, secured, 18% interest, due December 31, 2025-in default	1,382,054	1,500,000
Note payable, secured, 12% interest, due April 26, 2026	42,400	60,000
Note payable, secured, 12% interest, due April 30, 2026	19,700	100,200
Note payable, secured, 12% interest, due December 28, 2026	827,210	-
Total notes payable - related party	$6,459,753	$4,173,639
Less current portion	(6,459,753)	(4,013,439)
Total notes payable - related party - long term	$-	$160,200

During the year ended December 31, 2025, the Company received $0 under a note payable from a director of the Company. During the year ended December 31, 2025, the Company received $31,000 under this note. As of December 31, 2025 and 2024, the Company had one note payable due to a director of the Company in the amount of $59,450 and $28,450, respectively. The note has an interest rate of 5% and is due on demand.

As of December 31, 2025 and 2024, the Company had one note payable due to a former officer of the Company in the amount of $42,400 and $60,000, respectively. The note has an interest rate of 12% and is due April 26, 2026.

On April 30, 2021, the Company entered into a $150,000, 12% grid note payable with a Company controlled by the former CEO that is due upon demand but no later than April 30, 2026. As of December 31, 2025 and 2024, the Company has received advances under the note of $0 and $0 and made repayment of $80,500 and $22,300, respectively. As of December 31, 2025 and 2024, the note had a balance of $19,700 and $100,200, respectively.

On January 11, 2021, the Company entered into a $125,000, 30% note payable due on June 8, 2021. Under the note the Company must make interest only payments of $3,125 starting on February 10, 2021 and continuing through maturity. On December 31, 2021, the noteholder extended the due date to June 8, 2022 for $1,250. On September 1, 2023, the noteholder sold the ownership of the note to an entity under common ownership of a related party who concurrently amended the terms of the note with the Company to accrue interest and to extend the maturity date of the note to August 31, 2025. This assignment makes this a related party note. This Note is currently in default. The Company has not received a notice of default from the lender. As of December 31, 2025 and 2024, the balance of the note was $125,000 and $125,000, respectively.

On September 1, 2022, the Company entered into a $2,500,000 8% convertible grid note with Notation Labs, Inc, a company commonly controlled by a director of the Company. The note was due on December 31, 2024 and is currently in default. The Company is working with the lender to get this note extended. No notice of default has been received on this note. During the year ending December 31, 2024, the Company received $868,300 in net advances from the note and made payments of $721,284 on the note. During the year ending December 31, 2025, the Company received $2,652,230 in net advances from the note and made payments of $1,050,529 on the note. As of December 31, 2025 and 2024, the balance of the note was $3,963,939 and $2,319,989, respectively.

On July 23, 2023, the Company entered into a $40,000, 12% note payable with an entity under common control of a related party and matures on July 25, 2024. This Note is currently in default. The Company has not received a notice of default from the lender. As of December 31, 2025 and 2024, the balance of the note was $40,000 and $40,000, respectively.

On December 16, 2024, the Company entered into a $1,500,000, 18% note payable with an entity under common control of a related party and matures on December 16, 2025. During the year ended December 31, 2025, the Company made payments of $117,946 towards the note balance. This Note is currently in default. The Company has not received a notice of default from the lender. As of December 31, 2025 and 2024, the balance of the note was $1,382,054 and $1,500,000, respectively.

On March 31, 2025, the Company entered into a $185,000, 12% note payable with a director of the Company which matures on April 1, 2026. On November 4, 2025, the Company paid $185,000 towards the principal of this note. As of December 31, 2025 and 2024, the balance of the note was $0 and $0, respectively.

On December 28, 2025, the Company entered into a $827,209, 12% note payable with the Rod and Kim Cullum Trust, an entity under common control of a related party and matures on December 28, 2026 for a charge on the stand by letter of credit to settle the agreement with the contract manufacturer. Under the Company’s agreement with its contract manufacturer, a stand by letter of credit was required. Rod Cullum agreed to provide the stand by letter of credit for this arrangement and it has been in place since 2023. This agreement with the contract manufacturer was terminated in August 2025 and the settlement amount was being negotiated by both sides. On December 28, 2025, the payment of $827,209 settled the agreement and the stand by letter of credit is no longer needed. As of December 31, 2025 and 2024, the balance of the note was $827,209 and $0, respectively.

Interest expense associated with the related party notes for the years ended December 31, 2025 and 2024 was $543,310 and $255,659, respectively.

Convertible notes payable - related party consist of the following at:

	December 31, 2025	December 31, 2024
Convertible note payable, 12% interest, due March 2025-in default	$250,000	$250,000
Convertible note payable, 15% interest, due July 2025-in default	500,000	500,000
Total convertible notes payable - related party	$750,000	$750,000
Less current portion	(750,000)	(750,000)
Total convertible notes payable - related party - long-term	$-	$-

On March 26, 2024, the Company issued a $250,000 12% convertible promissory note to a trust controlled by a shareholder of the Company. The note is due on March 25, 2025 and is convertible into shares of the Company’s common stock at a rate of $0.05 per share. This Note is currently in default. The Company has not received a notice of default from the lender. As of December 31, 2025 and 2024, the balance of the note was $250,000 and $250,000, respectively.

On July 25, 2024, the Company issued a $500,000 15% convertible promissory note to a company commonly controlled by a shareholder of the Company. The note is due on July 25, 2025 and is convertible into shares of the Company’s common stock at a rate of $0.15 per share. This Note is currently in default. The Company has not received a notice of default from the lender. As of December 31, 2025 and 2024, the balance of the note was $500,000 and $500,000, respectively.

Interest expense on all of the above convertible notes for the years ended December 31, 2025 and 2024 was $105,000 and $93,548, respectively.

NOTE 10 - NOTES PAYABLE

Notes payable consist of the following at:

	December 31, 2025	December 31, 2024
Note payable, secured, 12% interest, due April 2026	$95,000	$95,000
Notes payable, secured, 12% interest, due December 2023-in default	10,000	10,000
Notes payable, 12% interest, due starting August 2024-in default	210,000	285,000
Notes payable, 18% interest, due starting August 2024-in default	100,000	350,000
Note payable, 18% interest, due January 2025-in default	100,000	100,000
Note payable, 18% interest, due November 2025-in default	50,000	50,000
Note payable, 24% interest, due February 2026	100,000	100,000
Note payable, 24% interest, due April 2026	100,000	100,000
Total notes payable	$765,000	$1,090,000
Less current portion	(765,000)	(995,000)
Total Notes Payable - long term	$-	$95,000

On April 26, 2021, the Company entered into a $95,000, 12% note payable due on April 26, 2026. As of December 31, 2025 and 2024, the balance of the note was $95,000 and $95,000, respectively.

On August 18, 2021, the Company entered into a $10,000, 12% note payable due on August 18, 2022. On April 10, 2022 the note was amended to have a due date of December 7, 2023. This Note is currently in default. The Company has not received a notice of default from the lender. As of December 31, 2025 and 2024, the balance of the note was $10,000 and $10,000, respectively.

On August 3, 2023 the Company’s wholly owned subsidiary initiated an offering of 12% Notes with maturity dates starting on August 3, 2024. As of December 31, 2023, the Company has raised $625,000 under the offering. During the year ended December 31, 2024, the Company converted $290,000 of the notes and accrued interest of $24,353 into 4,657,143 shares of common stock. During the year ended December 31, 2025, the Company paid off one of the notes for $125,000. These Notes are currently in default. The Company has not received a notice of default from any of the lenders. As of December 31, 2025 and 2024, the balance of the notes was $210,000 and $335,000, respectively.

On January 25, 2024 the Company’s wholly owned subsidiary issued a $125,000 18% promissory note with a maturity date of January 25, 2025. On July 3, 2025, the Company made a payment of $125,000 on this note. As of December 31, 2025 and 2024, the balance of the notes was $0 and $125,000, respectively.

On April 4, 2024 the Company’s wholly owned subsidiary issued a $100,000 18% promissory note with a maturity date of April 4, 2025. This Note is currently in default. The Company has not received a notice of default from the lender. As of December 31, 2025 and 2024, the balance of the notes was $100,000 and $100.000, respectively.

On April 10, 2024 the Company’s wholly owned subsidiary issued a $75,000 12% promissory note with a maturity date of January 10, 2025. On January 1, 2025, this note was converted to the Royalty Program. As of December 31, 2025 and 2024, the balance of the notes was $0 and $75,000, respectively.

On July 24, 2024 the Company issued a $50,000 18% promissory note with a maturity date of January 24, 2025. This Note is currently in default. The Company has not received a notice of default from the lender. As of December 31, 2025 and 2024, the balance of the notes was $50,000 and $50,000, respectively.

On July 26, 2024 the Company issued a $100,000 18% promissory note with a maturity date of January 25, 2025. This Note is currently in default. The Company has not received a notice of default from the lender. As of December 31, 2025 and 2024, the balance of the notes was $100,000 and $100,000, respectively.

On August 5, 2024 the Company issued a $100,000 24% promissory note with a maturity date of February 5, 2025. This Note is currently in default. The Company has not received a notice of default from the lender. As of December 31, 2025 and 2024, the balance of the notes was $100,000 and $100,000, respectively.

On November 5, 2024 the Company issued a $100,000 24% promissory note with a maturity date of May 5, 2025. This Note is currently in default. The Company has not received a notice of default from the lender. As of December 31, 2025 and 2024, the balance of the notes was $100,000 and $100,000, respectively.

Interest expense including amortization of the associated debt discount for the year ended December 31, 2025 and 2024 was $140,243 and $141,559, respectively.

Convertible notes payable, net of debt discount consist of the following:

	December 31, 2025	December 31, 2024
Convertible note payable, secured, 12% interest, due August 31, 2019, in default	$40,000	$40,000
Convertible note payable, secured, 10% interest, due February 2024-in default	45,000	45,000
Convertible note payable, secured, 12% interest, due Feb 15, 2026	75,000	75,000
Convertible note payable ,12% interest, due May 2020, in default	108,500	108,500
Convertible note payable, 12% interest, due May 25-in default	25,000	25,000
Convertible notes payable, 8% interest, due March 2025-in default	30,000	30,000
Convertible notes payable, 0% interest, due March 2026	64,000	76,500
Convertible notes payable, 12% interest, due April 2026	150,000	150,000
Convertible notes payable, 12% interest, due May 2026	100,000	100,000
Convertible note payable, 12% interest, due July 2026	50,000	50,000
Convertible note payable, 0% interest, due December 2025-in default	60,000	60,000
Total convertible notes payable	747,500	760,000
Less current portion	(747,500)	(308,500)
Total convertible notes payable, net of discounts - long-term	$-	$451,500

On September 2, 2016, the Company issued $50,000 of principal amount of 12% secured convertible promissory notes and 6,250 warrants to purchase common stock (post-split). The note was due on August 31, 2018, was later extended to August 31, 2019, bears interest of twelve percent (12%) and is currently in default. The Company has not received a notice of default from the lender. The outstanding principal amounts and accrued but unpaid interest of the notes is convertible at any time at the option of the holder into common stock at a conversion price of $8.00 per share (post-split). The notes were issued with warrants to purchase up to 6,250 shares of the Company’s common stock at an exercise price of $12 per share (post-split). During the year ended December 31, 2024, the Company made a payment of $10,000 towards the principal balance. As of December 31, 2025 and 2024, the balance of the note was $40,000 and $40,000, respectively.

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

This Note is currently in default. The Company has not received a notice of default from the lender. As of December 31, 2025 and 2024, the balance of the note was $45,000 and $45,000, respectively.

On February 15, 2018, the Company issued a $75,000 12% secured convertible promissory note. The note was due on February 24, 2020 and is secured by the Company’s accounts receivable and inventory. On April 22, 2020, the due date of the note was extended to February 15, 2021 for the issuance of 6,250 shares of common stock (post-split) valued at $8,995 and is currently in default. On February 22, 2022 the due date of the note was further extended to February 15, 2024. On September 3, 2024, the due date of the note was extended until February 15, 2026. As of December 31, 2025 and 2024, the balance of the note was $75,000 and $75,000, respectively.

On November 19, 2019, the Company entered in to a $281,000 convertible note payable, including an original issue discount of $28,100 convertible promissory note pursuant to which $150,000 was borrowed, including a $18,500 discount during the year ended December 31, 2019. Interest under the convertible promissory note is 12% per annum, and the principal and all accrued but unpaid interest is due 180 days from funding, which has July 19, 2020 for the first tranche. On May 20, 2020, the noteholder agreed to extend the due date of the first tranche of funding until July 19, 2020 and is currently past due. The Company has not received a notice of default from the lender. The note is convertible at the lesser of (i) 70% multiplied by the lowest Trading Price during the previous twenty-five (25) trading day period ending on the latest complete Trading Day prior to the date of the note and 70% of the market price with a floor of $0.01. As an incentive to enter into the agreement, the noteholder was also granted 53,375 shares (post-split) valued at $175,070 As of December 31, 2025 and 2024, the balance of the note was $108,500 and $108,500, respectively.

On July 18, 2022, the Company entered into a $150,000 8% convertible grid note. The note is due on July 18, 2023 and is convertible at a rate of $0.80 per share (post-split). During the year ending December 31, 2023, the Company received $4,000 in advances from the note. During the year ended December 31, 2023, the Company converted the balance of the note and accrued interest into 2,254,986 shares of common stock valued at $45,100. During the year ended December 31, 2024, the Company received $30,000 under this grid note. This Note is currently in default. The Company has not received a notice of default from the lender. As of December 31, 2025 and 2024, the balance of the note was $30,000 and $30,000, respectively.

On April 23, 2024 the Company issued a $150,000 12% convertible promissory note with a maturity date of April 23, 2026 and is convertible at a rate of $0.10 per share. As of December 31, 2025 and 2024, the balance of the notes was $150,000 and $150,000, respectively.

On May 14, 2024 the Company issued a $25,000 12% convertible promissory note with a maturity date of May 14, 2025 and is convertible at a rate of $0.15 per share. This Note is currently in default. The Company has not received a notice of default from the lender. As of December 31, 2025 and 2024, the balance of the notes was $25,000 and $25,000, respectively.

On May 29, 2024 the Company issued a $100,000 12% convertible promissory note with a maturity date of May 29, 2026 and is convertible at a rate of $0.15 per share. As of December 31, 2025 and 2024, the balance of the notes was $100,000 and $100,000, respectively.

On July 3, 2024 the Company issued a $50,000 12% convertible promissory note with a maturity date of July 3, 2026 and is convertible at a rate of $0.15 per share. As of December 31, 2025 and 2024, the balance of the notes was $50,000 and $50,000, respectively.

On September 3, 2024, the Company negotiated a consolidated 12% secured convertible promissory note with a lender. The note consolidated a $75,000 note from February 18, 2018 and a $25,000 note from March 3, 2021 and forgave $20,353 in accrued interest. The Company recognized a gain on the settlement of $20,353. The new agreement also required monthly payments toward the note balance and the new maturity date is April 23, 2026. During the year ended December 31, 2024, the Company made payments of $23,500. During the year ended December 31, 2025, the Company made payments of $12,500 towards the note balance. This Note is currently in default. The Company has not received a notice of default from the lender. As of December 31, 2025 and 2024, the balance of the note was $64,000 and $76,500, respectively.

On December 1, 2024 the Company issued a $60,000 0% convertible promissory note with a maturity date of December 1, 2025 and is convertible at a rate of $0.15 per share. This Note is currently in default. The Company has not received a notice of default from the lender. As of December 31, 2025 and 2024, the balance of the notes was $60,000 and $60,000, respectively.

Interest expense including financing cost and amortization of the associated debt discount on all of the above convertible notes for the year ended December 31, 2025 and 2024 was $78,143 and $69,329, respectively.

NOTE 11 - COMMITMENTS AND CONTINGENCIES

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

Undiscounted Cash Flows

As of December 31, 2025, the right of use asset and lease liability were shown on the consolidated balance sheet at $811,599 and $839,814, respectively. In accordance with ASC 842, the right-of-use asset of $811,599 differs from the lease liability of $839,814 due to the $28,215 difference between straight-line lease cost recognized and cash payments applied to the liability. The table below reconciles the fixed component of the undiscounted cash flows and the total remaining years to the operating lease liability recorded on the consolidated balance sheet as of December 31, 2025:

Amounts due as of December 31, 2025	Operating Leases
2026	$338,385
2027	268,137
2028	255,130
2029	265,336
2030	22,182
Total minimum lease payments	1,149,170
Less: effect of discounting	(309,356)
Present value of future minimum lease payments	839,814
Less: current obligations under leases	(211,035)
Long-term lease obligations	$628,779

Legal Matter

On July 6, 2020, we received a letter from the staff of the Division of Enforcement of the Securities and Exchange Commission (the “Staff”) that indicated the Company may have violated certain rules and regulations regarding a late filing notification filed by the Company and that the Staff is conducting an informal inquiry into the matter. On April 29, 2021, the Company agreed to pay civil penalties of $25,000 to the Securities and Exchange Commission in settlement of the matter. Payment shall be made in the following four installments: (1) $5,000 within 14 days of entry of the order; (2) $7,500 within 180 days of entry of the order; (3) $6,250 within 270 days of entry of the order; and (4) $6,250 within 360 days of entry of the order. As of December 31, 2025 and as of the date of this filing, $20,000 remained due.

On April 6, 2023, the Company was served a Summons for an Amended Complaint filed in the state of Florida with claims for Strict Liability, Negligence and Breach of Implied Warranty. The complaint, filed by an insurance company, stems from its payments for claims filed by a policy holder on two separate occasions. The first insurance claim payment was due to a leak caused by improper installation in which the contractor failed to meet local codes. The second insurance claim payment followed the contractor’s failure to properly repair the improper installation. The complaint states that the contractor failed to follow basic installation guidelines supplied with the product in either incident, resulting in damages. On June 8, 2023, the Court of Duval County, FL entered a default judgement for $38,768. As of December 31, 2025 and as of the date of this filing, the Company has not paid any of this balance.

NOTE 12 - STOCK WARRANTS

The following is a summary of stock warrants activity during the year ended December 31, 2025;

	Number of Shares	Weighted Average Exercise Price
Balance, December 31, 2024	245,637	$0.50
Warrants granted and assumed	-	-
Warrants expired	(245,637)	0.50
Warrants canceled	-	-
Warrants exercised	-	-
Balance outstanding and exercisable, December 31, 2025	-	$-

NOTE 13 - INCOME TAXES

As of December 31, 2025, and 2024, the Company has net operating loss carry forwards of $15,070,424 and $14,548,657, respectively, which may be available to reduce future years’ taxable income through 2045. The Company’s net operating loss carry forwards may be subject to annual limitations, which could reduce or defer the utilization of the losses as a result of an ownership change as defined in Section 382 of the Internal Revenue Code.

The Company’s tax expense differs from the “expected” tax expense for Federal income tax purposes (computed by applying the United States Federal tax rate of 21% and state tax rate of 0% to loss before taxes for fiscal year 2025 and 2024), as follows:

SCHEDULE OF TAX EXPENSE FOR FEDERAL INCOME TAX PURPOSES

	December 31, 2025		December 31, 2024
Federal tax benefit at the statutory rate	$(997,649)	21.00%	$(2,139,081)	21.00%
State tax benefit at the statutory rate	-	0.00%	-	0.00%
Unallowed deductions	587	-0.01%	365	0.00%
Stock based forbearance fee expense	87,792	-1.85%	950,082	-9.33%
Stock based compensation expense	387,503	-8.16%	716,633	-7.04%
Gain (loss) on settlement of debt	-	0.00%	(27,372)	0.27%
Amortization of debt discount	-	0.00%	3,049	-0.03%
Change in valuation allowance	521,767	-10.98%	496,324	-4.87%
Total	$-		$-

The tax effects of the temporary differences between reportable financial statement income and taxable income are recognized as deferred tax assets and liabilities.

The tax effect of significant components of the Company’s deferred tax assets and liabilities at December 31, 2025 and 2024, are as follows:

SCHEDULE OF DEFERRED TAX ASSETS AND LIABILITIES

	December 31, 2025	December 31, 2024
Deferred tax assets:
Net operating loss carryforward	$15,070,424	$14,548,657
Timing differences	-	-
Total gross deferred tax assets	15,070,424	14,548,657
Less: Deferred tax asset valuation allowance	(15,070,424)	(14,548,657)
Total net deferred taxes	$-	$-

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment.

Because of the historical earnings history of the Company, the net deferred tax assets for 2025 and 2024 were fully offset by a 100% valuation allowance. The valuation allowance for the remaining net deferred tax assets was $15,070,424 and $14,548,657 as of December 31, 2025 and 2024, respectively.

The tax years 2021 – 2025 remain open to examination by federal agencies and other jurisdictions in which it operates.

NOTE 14 – FINANCING INCENTIVE

During the year ended December 31, 2024, the Company issued 17,940,000 shares of common stock as financing incentives to lenders to encourage these lenders to enter note agreements and also for a related party lender to agree to a standby letter of credit required under the Company’s agreement with its contract manufacturer. During the year ended December 31, 2025, the Company issued an additional 1,328,840 shares of common stock as financing incentives. The Company recognizes the financing incentive shares as an expense rather than a debt issuance cost because the shares are granted as consideration for entering into the agreements rather than a direct cost of the debt arrangements. These shares were valued at the market price of the Company’s common stock on the date of each agreement. The Company recognized a financing incentive expense of $418,058 and $4,524,200 during the years ended December 31, 2025 and 2024. The financing incentive expense is comprised of the following at December 31, 2025:

Lender	Date	Agreement	Shares	Market Price	Value
Non-Affiliates	3/31/2025	Royalty Notes	743,840	$0.4500	334,728
Related Party	4/1/2025	Note	185,000	0.4500	83,250
Non-Affiliate	8/11/2025	Note	400,000	0.0002	80
			1,328,840		$418,058

NOTE 15 - STOCKHOLDERS’ EQUITY

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

On March 31, 2025, the Company issued 743,840 shares to the royalty note participants as financing incentives for entering the program.

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

On August 8, 2025, the Company issued 400,000 shares of common stock as financing incentives to encourage the lender to extend a note agreement.

On October 1, 2025, the Company issued 200,000 shares for services pursuant to a consulting agreement.

On November 1, 2025, the Company issued 200,000 shares for services pursuant to a consulting agreement.

On December 5, 2025, the Company issued 250,000 shares per a subscription agreement at $0.10 per share for $25,000 in cash.

On December 31, 2025, the Company repurchased 4,859,120 shares of common stock at par value of $0.001 per share for $4,859 in cash (no other consideration was given and is consistent with the terms of the repurchase agreement.) and immediately cancelled these shares.

NOTE 16 – SEGMENT INFORMATION

The Company operates as one operating segment. The Company’s chief operating decision maker (“CODM”) is its chief executive officers, who review financial information presented on a consolidated basis. The CODM uses consolidated operating margin and net income (loss) to assess financial performance and allocate resources. These financial metrics are used by the CODM to make key operating decisions, such as the allocation of budget between cost of revenues, sales and marketing, professional fees, and general and administrative expenses.

The following table presents selected financial information with respect to the Company’s single operating segment for the years ended December 31, 2025 and 2024:

	For the Years Ended
	December 31, 2025	December 31, 2024
Net sales	$1,082,887	$242,350
Cost of sales	1,040,865	279,356
Gross profit (loss)	42,022	(37,006)

Operating expenses
General and administrative expenses	908,833	785,359
Research and development	163,541	432,847
Consulting fees	2,217,207	3,789,959
Legal and accounting fees	157,500	141,028
Audit fees	85,000	30,000
Depreciation and amortization expense	80,467	3,845
Total operating expenses	3,612,548	5,183,038
Operating loss	(3,570,526)	(5,220,044)
Operating margin	-330%	-999%

Other income (expenses)
Other income	137,073	3,459
Gain on extinguishment of debt	-	130,343
Interest expense	(899,199)	(575,660)
Financing incentive expense	(418,058)	(4,524,200)
Total other income (expense)	(1,180,184)	(4,966,058)
Loss before income tax expense	(4,750,710)	(10,186,102)
Income tax expense	-	-
Net loss	$(4,750,710)	$(10,186,102)

The Company had $405,296 and $188,072 in long-lived tangible assets for the years ended December 31, 2025 and 2024, respectively.

NOTE 17 - SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date the financial statements were issued. The Company has determined that there are no other such events that warrant disclosure or recognition in the financial statements other than as set forth below.

On January 26, 2026, the Company issued 100,000 shares per a subscription agreement at $0.10 per share for $10,000 in cash.

On February 2, 2026, the Company issued 3,000,000 shares for services pursuant to a consulting agreement.

On February 16, 2026, the Company issued 200,000 shares per a subscription agreement at $0.10 per share for $20,000 in cash.

On February 16, 2026, the Company issued 50,000 shares for services pursuant to a consulting agreement.

On February 19, 2026, the Company issued 200,000 shares per a subscription agreement at $0.10 per share for $20,000 in cash.

On February 23, 2026, the Company issued 6,446,421 shares to James Burns, Jr. for management services pursuant to a consulting agreement. These shares were valued at $0.30 per share for a total value of $1,933,926 and will be amortized over the six-month term of the agreement.

On February 24, 2026, the Company issued 2,175,122 shares of common stock for the conversion of $125,000 note issued on August 23, 2023 and $33,644 in accrued interest (see Note 10 – April 3, 2023 offering). This note was converted in full and the balance due after the conversion is $0.

