Form 10-Q
period 2026-03-31
Trutankless, Inc.
filed 2026-06-09
CIK 1429393

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

The number of shares of Common Stock, $0.001 par value, outstanding on June 9, 2026, was 162,922,209 shares.

TRUTANKLESS, INC.

THREE MONTH PERIOD ENDED MARCH 31, 2026

TRUTANKLESS, INC

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2026	December 31, 2025
ASSETS
Current assets
Cash	$16,097	$21,619
Accounts receivable	427,169	86,748
Prepaid expenses	3,043,210	1,996
Inventory	1,056,031	1,574,356
Vendor deposits	137,175	137,175
Total current assets	4,679,682	1,821,894

Other assets
Property, plant and equipment, net	382,179	405,296
Right-to-use asset	724,413	811,599
Trademarks	11,914	11,914
Other assets	61,531	61,531
Total other assets	1,180,037	1,290,340
Total assets	$5,859,719	$3,112,234

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable and accrued liabilities	$1,529,913	$1,466,317
Advances payable - related parties	7,500	7,500
Lease liability	178,645	211,035
Accrued interest payable	454,076	453,274
Accrued interest payable - related parties	1,083,558	973,888
Royalty liabilities payable	576,186	599,997
Notes payable, net of discounts	640,000	765,000
Notes payable, net of discounts - related parties	4,543,371	6,459,753
Convertible notes payable, net of discounts	747,500	747,500
Convertible notes payable, net of discounts - related parties	250,000	750,000
Total current liabilities	10,010,749	12,434,264

Long-term liabilities
Deferred warranty revenue	17,928	11,205
Lease liability - long-term	572,435	628,779
Notes payable, net of discounts and current portion - related parties	1,910,363	-
Convertible notes payable, net of discounts and current portion - related parties	500,000	-
Total long-term liabilities	3,000,726	639,984
Total liabilities	13,011,475	13,074,248

Commitments and contingencies (Note 11)	-	-

Stockholders' deficit
Preferred stock, $0.001 par value, 9,990,000 shares authorized
Preferred stock - Series B, $0.001 par value, 10,000 shares authorized, 0 shares issued and outstanding	-	-
Common stock, $0.001 par value, 150,000,000 shares authorized, 146,914,441 and 129,042,898 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	146,914	129,043
Additional paid in capital	76,431,964	71,761,622
Accumulated deficit	(83,730,634)	(81,852,679)
Total stockholders' deficit	(7,151,756)	(9,962,014)
Total liabilities and stockholders' deficit	$5,859,719	$3,112,234

See accompanying notes to the unaudited condensed consolidated financial statements.

TRUTANKLESS, INC

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended
	March 31, 2026	March 31, 2025
Net sales	$940,466	$430,087
Cost of sales	495,715	325,798
Gross profit	444,751	104,289

Operating expenses
General and administrative expenses	404,867	266,666
Research and development	50,352	59,971
Consulting fees (see Note 4)	1,038,589	1,111,475
Legal and accounting fees	33,001	33,887
Audit fees	17,500	-
Depreciation and amortization expense	23,117	12,703
Total operating expenses	1,567,426	1,484,702
Operating loss	(1,122,675)	(1,380,413)

Other income (expense)
Other income	-	46,256
Gain (loss) on extinguishment of debt	(493,893)	-
Interest expense	(261,387)	(261,724)
Total other income (expense)	(755,280)	(215,468)
Net loss	$(1,877,955)	$(1,595,881)

Net loss per share - basic and diluted	$(0.01)	$(0.01)

Weighted average number of common shares – basic and diluted	138,977,903	129,936,956

 See accompanying notes to the unaudited condensed consolidated financial statements.

TRUTANKLESS, INC

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

(Unaudited)

					Additional
	Preferred Stock		Common Stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, December 31, 2025	-	$-	129,042,898	$129,043	$71,761,622	$(81,852,679)	$(9,962,014)
Stock issued for services	-	-	15,196,421	15,196	3,970,480	-	3,985,676
Stock issued for cash	-	-	500,000	500	49,500	-	50,000
Stock issued for conversion of notes payable	-	-	2,175,122	2,175	650,362	-	652,537
Net loss for the period	-	-	-	-	-	(1,877,955)	(1,877,955)
Balance, March 31, 2026	-	$-	146,914,441	$146,914	$76,431,964	$(83,730,634)	$(7,151,756)

					Additional
	Preferred Stock		Common Stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, December 31, 2024	-	$-	128,608,178	$128,608	$70,626,721	$(77,101,969)	$(6,346,640)
Stock issued for services	-	-	1,745,000	1,745	485,242	-	486,987
Stock issued for cash	-	-	420,000	420	55,080	-	55,500
Net loss for the period	-	-	-	-	-	(1,595,881)	(1,595,881)
Balance, March 31, 2025	-	$-	130,773,178	$130,773	$71,167,043	$(78,697,850)	$(7,400,034)

See accompanying notes to the unaudited condensed consolidated financial statements.

TRUTANKLESS, INC

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended
	March 31, 2026	March 31, 2025
Cash flows from operating activities:
Net income (loss)	$(1,877,955)	$(1,595,881)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	23,117	12,703
Stock issued for services	3,985,676	486,988
Loss on extinguishment of debt	493,893	-
Non-cash operating lease expense	(1,548)	12,088
Changes in operating assets and liabilities:
Accounts receivable	(340,420)	(64,142)
Prepaid expenses	(3,041,214)	524,181
Inventory	518,325	(261,548)
Vendor deposits	-	(237,946)
Security deposits	-	(44,365)
Accounts payable	31,949	303,525
Accrued liabilities	12,599	17,470
Interest payable	34,446	47,651
Interest payable to related parties	109,669	89,893
Royalties payable	(4,763)	-
Deferred warranty revenue	6,723	2,241
Net cash used in operating activities	(49,503)	(707,142)

Cash flows from investing activities:
Purchase of property, plant and equipment	-	(203,514)
Net cash flows used in investing activities	-	(203,514)

Cash flows from financing activities:
Proceeds from notes payable - related parties	269,790	175,000
Repayment of notes payable - related party	(275,809)	(312,630)
Proceeds from issuance of common stock	50,000	55,500
Net cash provided by (used in) financing activities	43,981	(82,130)

Net change in cash	(5,522)	(992,786)
Cash and cash equivalents - beginning of period	21,619	1,004,190
Cash and cash equivalents - end of period	$16,097	$11,404

Supplemental disclosures of cash flow information:
Cash paid for interest	$117,272	$128,243
Cash paid for income taxes	$-	$-

Supplemental non-cash information
Conversion of notes payable into common stock	$158,644	$-
Common stock issued per consulting agreements	$3,985,676	$486,988

See accompanying notes to the unaudited condensed consolidated financial statements.

TRUTANKLESS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2026

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (GAAP) and applicable rules and regulations of the Securities and Exchange Commission (SEC) regarding interim financial reporting. Certain information and note disclosures normally included in the consolidated financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. As such, the information included in the consolidated financial statements for the three months ended March 31, 2026 should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s Form 10-K for the Company’s fiscal year ended December 31, 2025, as filed with the SEC.

The consolidated balance sheet as of December 31, 2025, included herein was derived from the audited financial statements as of that date, but does not include all disclosures including notes required by GAAP.

The accompanying unaudited condensed consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the financial position, results of operations, and cash flows for the interim periods, but are not necessarily indicative of the results of operations to be anticipated for the year ending December 31, 2026.

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

Income Taxes

The Company’s calculation of its tax liabilities involves dealing with uncertainties in the application of complex tax laws and regulations in various taxing jurisdictions. The Company recognizes tax liabilities for uncertain tax positions based on management’s estimate of whether it is more likely than not that additional taxes will be required. The Company had no uncertain tax positions as of March 31, 2026.

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

The Company includes interest and penalties arising from the underpayment of income taxes in the statements of operation in the provision for income taxes. As of March 31, 2026 and December 31, 2025, the Company had no accrued interest or penalties related to uncertain tax positions.

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

Accounts receivable

Accounts receivable is comprised of uncollateralized customer obligations due under normal trade terms. The Company performs ongoing credit evaluation of its customers and management closely monitors outstanding receivables based on factors surrounding the credit risk of specific customers, historical trends, and other information. The carrying amount of accounts receivable is reviewed periodically for collectability. If management determines that collection is unlikely, an allowance that reflects management’s best estimate of the amounts that will not be collected is recorded. Accounts receivables are presented net of an allowance for doubtful accounts of $0 at March 31, 2026 and December 31, 2025.

Advertising Costs

The Company’s policy regarding advertising is to expense advertising when incurred. The Company incurred advertising expenses of $26,734 and $10,502 during the three months ended March 31, 2026 and 2025, respectively.

Research and development costs

The Company charges research and development costs to expense when incurred in accordance with FASB ASC 730, “Research and Development”. These research and development expenses are not related to the patent that the Company has, but are focused on future product developments. Research and development costs were $50,352 and $59,971 for the three months ended March 31, 2026 and 2025, respectively.

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

Inventory

Inventory, including manufacturing cost and shipping are stated at the lower of cost (average cost) or market (net realizable value). During the fiscal year 2025, the Company began improving its inventory tracking by putting in procedures to track all costs related to inventory assets and performing period end counts on a regular basis. Currently, the Company uses physical counts to verify the inventory items supported by the accounting system. All inventory is valued using an average cost method.

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

The reported fair values for financial instruments that use Level 2 and Level 3 inputs to determine fair value are based on a variety of factors and assumptions. Accordingly, certain fair values may not represent actual values of the Company’s financial instruments that could have been realized as of March 31, 2026 or that will be recognized in the future, and do not include expenses that could be incurred in an actual settlement. The carrying amounts of the Company’s financial assets and liabilities, such as cash, accounts receivable, receivables from related parties, prepaid expenses and other, accounts payable, accrued liabilities, and related party and third-party notes payables approximate fair value due to their relatively short maturities. The Company’s notes payable to related parties approximates the fair value of such instrument based upon management’s best estimate of terms that would be available to the Company for similar financial arrangements at March 31, 2026 and December 31, 2025.

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

Management evaluated all relevant conditions and events that are reasonably known or reasonably knowable, in the aggregate, as of the date the consolidated financial statements are issued and determined that substantial doubt exists about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent on the Company’s ability to generate revenues and raise capital. The Company has not generated sufficient revenues from product sales to provide sufficient cash flows to enable the Company to finance its operations internally. As of March 31, 2026, the Company had $16,097 cash on hand. On March 31, 2026, the Company has an accumulated deficit of $83,730,634. For the three months ended March 31, 2026, the Company had a net loss of $1,877,955, and cash used in operations of $49,503. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year from the date of filing.

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

NOTE 3 - ACCOUNTS RECEIVABLE, NET

Accounts receivable consist of the following at:

	March 31, 2026	December 31, 2025
Accounts receivable	$427,169	$86,748
Allowance for doubtful accounts	-	-
Total	$427,169	$86,748

Based on an analysis by management of the outstanding invoices for each customer and other factors, it was determined that all outstanding balances are expected to be collected. As of March 31, 2026 and December 31, 2025, the allowance for doubtful accounts were $0 and $0, respectively.

NOTE 4 - PREPAID EXPENSES

Prepaid expenses consist of the following at:

	March 31, 2026	December 31, 2025
Prepaid filing fees	$438	$1,425
Prepaid stock-based compensation	3,042,772	571
Total	$3,043,210	$1,996

Prepaid stock-based compensation consisted of stock issuances for consulting agreements that are being amortized over the life (six or twelve months) of the agreements. The prepaid stock-based compensation is comprised of the following at March 31, 2026 and December 31, 2025:

Consultant	Shares	Market Price	Value
2026 Agreements
Balance at December 31, 2025			$571
Non-Affiliates	14,796,421	$0.2485 - 0.30	3,865,976
	14,796,421		3,866,547
less: Amortizations			(823,775)
Balance at March 31, 2026			$3,042,772

2025 Agreements
Balance at December 31, 2024			$1,231,684
Non-Affiliates	1,425,000	$0.05 - 0.30	391,148
Related Party	20,000	$0.29	5,790
	1,445,000		1,628,622
less: Amortizations			(1,628,051)
Balance at December 31, 2025			$571

During the three months ended March 31, 2026 and 2025, the Company also issued 400,000 and 400,000 shares of common stock, respectively, pursuant to consulting agreements with related parties that vest immediately or periodically throughout the year. These shares were valued at the market price on the day of issuance for a total value of $119,701 and $95,300 for the three months ended March 31, 2026 and 2025, respectively. During the three months ended March 31, 2026 and 2025, the Company reported $943,476 and $486,988 in stock-based compensation as consulting expense.

NOTE 5 – INVENTORY

Inventory consists of the following at:

	March 31, 2026	December 31, 2025
Finished Goods	$171,284	$463,945
Work In Process	32,800	97,007
Parts	851,947	1,013,404
Total Inventory	$1,056,031	$1,574,356

Management evaluates the parts and each category of inventory for obsolescence and net resale value at each reporting period. The net resale value is based on the market price of items versus the cost of such items. During the three months ended March 31, 2026 and 2025, the Company wrote down inventory of $111,921 and $0, respectively. During the three months ended March 31, 2026 and 2025, the Company recorded costs of goods sold of $495,715 and $325,798, respectively.

NOTE 6 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment at March 31, 2026 and December 31, 2025 consisted of the following:

	March 31, 2026	December 31, 2025
Tools, Machinery and Equipment	$109,164	$109,164
Leasehold Improvements	380,444	380,444
Property Plant and Equipment Gross	489,608	489,608
Less Accumulated Depreciation	(107,429)	(84,312)
Total Property, Plant and Equipment	$382,179	$405,296

During the three months ended March 31, 2026 and 2025, the Company recognized depreciation expense of $23,117 and $12,703, respectively.

NOTE 7 – ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities at March 31, 2026 and December 31, 2025 consisted of the following:

	March 31, 2026	December 31, 2025
Accounts Payable	$785,056	$753,106
Accrued Payroll Taxes	36,459	32,673
Accrued Salaries and Benefits	660,042	651,229
Royalties Payable (see Note 8)	48,356	29,309
Total Accounts Payable and Accrued Liabilities	$1,529,913	$1,466,317

NOTE 8 – ROYALTY AGREEMENTS LIABILITIES

In November and December 2023, the Company issued 15 promissory note royalty agreements to investors for a total of $417,500. During the fiscal year ended December 31, 2024, the Company issued 3 additional promissory note royalty agreements to investors for an additional $130,000. During the fiscal year ended December 31, 2025, the Company had one note payable for $75,000 convert to a royalty agreement for a total of $622,500. These agreements require the Company to pay up to $50 per unit sold in royalties to these investors based on their investment amounts. The units sold royalty obligation shall commence upon the 500th unit that is produced and sold and continue for 6 (six) calendar years from the anniversary date of the receipt of the first royalty payment. On February 28, 2025, the Company produced and sold the 500th unit relating to these royalty agreements. As of March 1, 2025, the Company entered the royalty period, which will continue until March 31, 2031. Since the Company began selling its new line of products in mid-2024, sales are increasing at a rapid rate. It is difficult to estimate the number of units that will be sold during the six-year royalty period. The royalty agreements have a “buy-out” feature, in which the Company can buy-out the remaining term of the agreements for 200% of the investment amount. The Company determined that this 200% “buy-out” price is the most appropriate method to use for the estimated future payments of royalties. In accordance with ASC 835-30, the Company recognizes an effective interest rate of 50% on the royalties paid based on an estimated future payment of royalties. During the year ended December 31, 2025, the Company sold 723 units and reported $45,007 in royalties to be paid. Of the $45,007 in royalties payable accrued in 2025, the Company recognized a reduction of the royalties liabilities of $22,503 and interest expense of $22,504. During the three months ended March 31, 2026, the Company sold 765 units and reported $47,621 in royalties to be paid. Of the $47,621 in royalties payable accrued during the three months ended March 31, 2026, the Company recognized a reduction of the royalty liabilities of $23,811 and interest expense of $23,810. The royalty liabilities payable is comprised of the following at March 31, 2026 and December 31, 2025:

Royalty Liabilities Agreements	Amount
Balance as of December 31, 2024	$547,500
Additions	75,000
622,500
less: Royalties Payable	(22,503)
Balance as of December 31, 2025	599,997
Additions	-
599,997
less: Royalties Payable	(23,811)
Balance as of March 31, 2026	$576,186

As of December 31, 2025, the Company had paid $15,698 of these royalties and had accrued $29,309 in royalties payable. As of March 31, 2026, the Company had paid $28,574 of these royalties and had accrued $47,621 in royalties payable. The royalties payable is comprised of the following at March 31, 2026 and December 31, 2025:

Royalties Payable	Amount
Balance as of December 31, 2024	$-
Principal Liability Additions	22,503
Interest Additions	22,504
45,007
less: Cash Payments	(15,698)
Balance as of December 31, 2025	$29,309
Principal Liability Additions	23,811
Interest Additions	23,810
76,930
less: Cash Payments	(28,574)
Balance as of March 31, 2026	$48,356

NOTE 9 - RELATED PARTY

In April 2024, the Company entered into a consulting agreement with Sperry Advisory Services, LLC to provide accounting and financial reporting services to the Company. In November 2024, the Company appointed Rodney Sperry as the chief financial officer of the Company. The Company paid $0 and $33,887 in cash payments and issued common stock valued at $70,000 and $37,400 to Sperry Advisory Services, LLC during the three months ended March 31, 2026 and 2025, respectively. For the three months ended March 31, 2026 and 2025, the Company recognized accounting fees of $33,001 and $26,012 from Sperry Advisory Services, LLC. As of March 31, 2026 and December 31, 2025, there was $133,614 and $100,613 in accounts payable for Sperry Advisory Services, LLC, respectively.

During the three months ended March 31, 2026 and 2025, the Company received $0 and $0 in advances and made payments $0 and $0 from a related party, respectively. As of March 31, 2026 and December 31, 2025, the Company had advances from a related party of $7,500 and $7,500, respectively.

Notes payable - related party consist of the following at:

	March 31, 2026	December 31, 2025
Note payable, secured, 5% interest, due on demand	$59,450	$59,450
Note payable, secured, 18% interest, due December 29, 2028	40,000	40,000
Note payable, 8% interest, due December 31, 2024	4,424,868	3,963,939
Notes payable, secured, 18% interest, due December 29, 2028	125,000	125,000
Note payabe, secured, 18% interest, due December 29, 2028	1,320,364	1,382,054
Note payable, secured, 12% interest, due April 26, 2026	42,400	42,400
Note payable, secured, 12% interest, due April 30, 2026	16,652	19,700
Note payable, secured, 12% interest, due December 29, 2028	425,000	827,210
Total notes payable - related party	$6,453,734	$6,459,753
Less current portion	(4,543,371)	(6,459,753)
Total notes payable - related party - long term	$1,910,363	$-

During the year ended December 31, 2025, the Company received $0 under a note payable from a director of the Company. During the year ended December 31, 2025, the Company received $31,000 under this note. As of March 31, 2026 and December 31, 2025, the Company had one note payable due to a director of the Company in the amount of $59,450 and $59,450, respectively. The note has an interest rate of 5% and is due on demand.

As of March 31, 2026 and December 31, 2025, the Company had one note payable due to a former officer of the Company in the amount of $42,400 and $42,400, respectively. The note has an interest rate of 12% and is due April 26, 2026.

On April 30, 2021, the Company entered into a $150,000, 12% grid note payable with a Company controlled by the former CEO that is due upon demand but no later than April 30, 2026. As of March 31, 2026 and December 31, 2025, the Company has received advances under the note of $0 and $0 and made repayment of $3,048 and $80,500, respectively. As of March 31, 2026 and December 31, 2025, the note had a balance of $16,652 and $19,700, respectively.

On January 11, 2021, the Company entered into a $125,000, 30% note payable due on June 8, 2021. Under the note the Company must make interest only payments of $3,125 starting on February 10, 2021 and continuing through maturity. On December 31, 2021, the noteholder extended the due date to June 8, 2022 for $1,250. On September 1, 2023, the noteholder sold the ownership of the note to an entity under common ownership of a related party who concurrently amended the terms of the note with the Company to accrue interest and to extend the maturity date of the note to August 31, 2025. This assignment makes this a related party note. On January 1, 2026, this note was extended until December 29, 2028 through a debt modification agreement. As of March 31, 2026 and December 31, 2025, the balance of the note was $125,000 and $125,000, respectively.

On September 1, 2022, the Company entered into a $2,500,000 8% convertible grid note with Notation Labs, Inc, a company commonly controlled by a director of the Company. The note was due on December 31, 2024 and is currently in default. The Company is working with the lender to get this note extended. No notice of default has been received on this note. During the year ending December 31, 2024, the Company received $868,300 in net advances from the note and made payments of $721,284 on the note. During the year ending December 31, 2025, the Company received $2,652,230 in net advances from the note and made payments of $1,050,529 on the note. During the three months ended March 31, 2026, the Company received $671,999 in net advances from the note and made payments of $211,070 on the note. As of March 31, 2026 and December 31, 2025, the balance of the note was $4,424,868 and $3,963,939, respectively.

On July 23, 2023, the Company entered into a $40,000, 12% note payable with an entity under common control of a related party and matures on July 25, 2024. On January 1, 2026, this note was extended until December 29, 2028 through a debt modification agreement. As of March 31, 2026 and December 31, 2025, the balance of the note was $40,000 and $40,000, respectively.

On December 16, 2024, the Company entered into a $1,500,000, 18% note payable with an entity under common control of a related party and matures on December 16, 2025. During the year ended December 31, 2025, the Company made payments of $117,946 towards the note balance. During the three months ended March 31, 2026, the Company made payments of $61,691 towards the note balance. On January 1, 2026, this note was extended until December 29, 2028 through a debt modification agreement. As of March 31, 2026 and December 31, 2025, the balance of the note was $1,320,363 and $1,382,054, respectively.

On December 28, 2025, the Company entered into a $827,209, 12% note payable with the Rod and Kim Cullum Trust, an entity under common control of a related party and matures on December 28, 2026 for a charge on the stand by letter of credit to settle the agreement with the contract manufacturer. Under the Company’s agreement with its contract manufacturer, a stand by letter of credit was required. Rod Cullum agreed to provide the stand by letter of credit for this arrangement and it has been in place since 2023. This agreement with the contract manufacturer was terminated in August 2025 and the settlement amount was being negotiated by both sides. On December 28, 2025, the payment of $827,209 settled the agreement and the stand by letter of credit is no longer needed. On January 1, 2026, this stand by letter of credit charge was formalized with a note agreement and matures on December 29, 2028. The stand by letter of credit charge of $827,209 was split between the Company at $425,000 and its related entity, Notation Labs, at $402,209. The note balance was decreased to $425,000 and increased the Notation Labs note payable by $402,209. As of March 31, 2026 and December 31, 2025, the balance of the note was $425,000 and $827,209, respectively.

Interest expense associated with the related party notes for the three months ended March 31, 2026 and 2025 was $161,040 and $112,838, respectively.

Convertible notes payable - related party consist of the following at:

	March 31, 2026	December 31, 2025
Convertible note payable, 12% interest, due March 2025	$250,000	$250,000
Convertible note payable, 15% interest, due December 29, 2028	500,000	500,000
Total convertible notes payable - related party	$750,000	$750,000
Less current portion	(250,000)	(750,000)
Total convertible notes payable - related party - long-term	$500,000	$-

On March 26, 2024, the Company issued a $250,000 12% convertible promissory note to a trust controlled by a shareholder of the Company. The note is due on March 25, 2025 and is convertible into shares of the Company’s common stock at a rate of $0.05 per share. This Note is currently in default. The Company has not received a notice of default from the lender. As of March 31, 2026 and December 31, 2025, the balance of the note was $250,000 and $250,000, respectively.

On July 25, 2024, the Company issued a $500,000 15% convertible promissory note to a company commonly controlled by a shareholder of the Company. The note is due on July 25, 2025 and is convertible into shares of the Company’s common stock at a rate of $0.15 per share. On January 1, 2026, this note was extended until December 29, 2028 through a debt modification agreement. As of March 31, 2026 and December 31, 2025, the balance of the note was $500,000 and $500,000, respectively.

Interest expense on all of the above convertible notes for the three months ended March 31, 2026 and 2025 was $25,890 and $25,980, respectively.

NOTE 10 - NOTES PAYABLE

Notes payable consist of the following at:

	March 31, 2026	December 31, 2025
Note payable, secured, 12% interest, due April 2026	$95,000	$95,000
Notes payable, secured, 12% interest, due December 2023	10,000	10,000
Notes payable, 12% interest, due starting August 2024	85,000	210,000
Notes payable, 18% interest, due starting August 2024	100,000	100,000
Note payable, 18% interest, due January 2025	100,000	100,000
Note payable, 18% interest, due November 2025	50,000	50,000
Note payable, 24% interest, due February 2026	100,000	100,000
Note payable, 24% interest, due April 2026	100,000	100,000
Total notes payable	$640,000	$765,000
Less current portion	(640,000)	(765,000)
Total Notes Payable - long term	$-	$-

On April 26, 2021, the Company entered into a $95,000, 12% note payable due on April 26, 2026. As of March 31, 2026 and December 31, 2025, the balance of the note was $95,000 and $95,000, respectively.

On August 18, 2021, the Company entered into a $10,000, 12% note payable due on August 18, 2022. On April 10, 2022 the note was amended to have a due date of December 7, 2023. This Note is currently in default. The Company has not received a notice of default from the lender. As of March 31, 2026 and December 31, 2025, the balance of the note was $10,000 and $10,000, respectively.

On August 3, 2023 the Company’s wholly owned subsidiary initiated an offering of 12% Notes with maturity dates starting on August 3, 2024. As of December 31, 2023, the Company has raised $625,000 under the offering. During the year ended December 31, 2024, the Company converted $290,000 of the notes and accrued interest of $24,353 into 4,657,143 shares of common stock. During the year ended December 31, 2025, the Company paid off one of the notes for $125,000. During the three months ended March 31, 2026, the Company converted $125,000 of the notes and accrued interest of $33,644 into 2,175,122 shares of common stock. This was a full debt extinguishment of this note and the Company recognized a loss on extinguishment of debt of $493,893. These remaining Notes are currently in default. The Company has not received a notice of default from any of the lenders. As of March 31, 2026 and December 31, 2025, the balance of the notes was $85,000 and $210,000, respectively.

On April 4, 2024 the Company’s wholly owned subsidiary issued a $100,000 18% promissory note with a maturity date of April 4, 2025. This Note is currently in default. The Company has not received a notice of default from the lender. As of March 31, 2026 and December 31, 2025, the balance of the notes was $100,000 and $100.000, respectively.

On July 24, 2024 the Company issued a $50,000 18% promissory note with a maturity date of January 24, 2025. This Note is currently in default. The Company has not received a notice of default from the lender. As of March 31, 2026 and December 31, 2025, the balance of the notes was $50,000 and $50,000, respectively.

On July 26, 2024 the Company issued a $100,000 18% promissory note with a maturity date of January 25, 2025. This Note is currently in default. The Company has not received a notice of default from the lender. As of March 31, 2026 and December 31, 2025, the balance of the notes was $100,000 and $100,000, respectively.

On August 5, 2024 the Company issued a $100,000 24% promissory note with a maturity date of February 5, 2025. This Note is currently in default. The Company has not received a notice of default from the lender. As of March 31, 2026 and December 31, 2025, the balance of the notes was $100,000 and $100,000, respectively.

On November 5, 2024 the Company issued a $100,000 24% promissory note with a maturity date of May 5, 2025. This Note is currently in default. The Company has not received a notice of default from the lender. As of March 31, 2026 and December 31, 2025, the balance of the notes was $100,000 and $100,000, respectively.

Interest expense including amortization of the associated debt discount for the three months ended March 31, 2026 and 2025 was $30,814 and $44,088, respectively.

Convertible notes payable, net of debt discount consist of the following:

	March 31, 2026	December 31, 2025
Convertible note payable, secured, 12% interest, due August 31, 2019, in default	$40,000	$40,000
Convertible note payable, secured, 10% interest, due February 2024	45,000	45,000
Convertible note payable, secured, 12% interest, due Feb 15, 2026	75,000	75,000
Convertible note payable ,12% interest, due May 2020, in default	108,500	108,500
Convertible note payable, 12% interest, due May 25	25,000	25,000
Convertible notes payable, 8% interest, due March 2025	30,000	30,000
Convertible notes payable, 0% interest, due March 2026	64,000	64,000
Convertible notes payable, 12% interest, due April 2026	150,000	150,000
Convertible notes payable, 12% interest, due May 2026	100,000	100,000
Convertible note payable, 12% interest, due July 2026	50,000	50,000
Convertible note payable, 0% interest, due December 2025	60,000	60,000
Total convertible notes payable	747,500	747,500
Less current portion	(747,500)	(747,500)
Total convertible notes payable, net of discounts - long-term	$-	$-

On September 2, 2016, the Company issued $50,000 of principal amount of 12% secured convertible promissory notes and 6,250 warrants to purchase common stock (post-split). The note was due on August 31, 2018, was later extended to August 31, 2019, bears interest of twelve percent (12%) and is currently in default. The Company has not received a notice of default from the lender. The outstanding principal amounts and accrued but unpaid interest of the notes is convertible at any time at the option of the holder into common stock at a conversion price of $8.00 per share (post-split). The notes were issued with warrants to purchase up to 6,250 shares of the Company’s common stock at an exercise price of $12 per share (post-split). During the year ended December 31, 2024, the Company made a payment of $10,000 towards the principal balance. As of March 31, 2026 and December 31, 2025, the balance of the note was $40,000 and $40,000, respectively.

On May 2, 2017, the Company issued $50,000 of principal amount of 10% secured convertible promissory notes and 10,000 warrants to purchase common stock. The note was due on May 2, 2020 and is secured by the Company’s accounts receivable and inventory. On April 22, 2020, the note was extended to May 2, 2021. The outstanding principal amounts and accrued but unpaid interest of the notes is convertible at any time at the option of the holder into common stock at a conversion price of $4 per share (post-split). The notes were issued with warrants to purchase up to 1,250 shares (post-split) of the Company’s common stock at an exercise price of $8.00 per share (post-split). One December 31, 2021 the note was amended to cease accruing interest as of May 1,2022 and the due date of the note was amended to April 1, 2023 and on February 8, 2023 the note was extended to February 8, 2024. This Note is currently in default. The Company has not received a notice of default from the lender. As of March 31, 2026 and December 31, 2025, the balance of the note was $45,000 and $45,000, respectively.

On February 15, 2018, the Company issued a $75,000 12% secured convertible promissory note. The note was due on February 24, 2020 and is secured by the Company’s accounts receivable and inventory. On April 22, 2020, the due date of the note was extended to February 15, 2021 for the issuance of 6,250 shares of common stock (post-split) valued at $8,995 and is currently in default. On February 22, 2022 the due date of the note was further extended to February 15, 2024. On September 3, 2024, the due date of the note was extended until February 15, 2026. As of March 31, 2026 and December 31, 2025, the balance of the note was $75,000 and $75,000, respectively.

On November 19, 2019, the Company entered in to a $281,000 convertible note payable, including an original issue discount of $28,100 convertible promissory note pursuant to which $150,000 was borrowed, including a $18,500 discount during the year ended December 31, 2019. Interest under the convertible promissory note is 12% per annum, and the principal and all accrued but unpaid interest is due 180 days from funding, which has July 19, 2020 for the first tranche. On May 20, 2020, the noteholder agreed to extend the due date of the first tranche of funding until July 19, 2020 and is currently past due. The Company has not received a notice of default from the lender. The note is convertible at the lesser of (i) 70% multiplied by the lowest Trading Price during the previous twenty-five (25) trading day period ending on the latest complete Trading Day prior to the date of the note and 70% of the market price with a floor of $0.01. As an incentive to enter into the agreement, the noteholder was also granted 53,375 shares (post-split) valued at $175,070 As of March 31, 2026 and December 31, 2025, the balance of the note was $108,500 and $108,500, respectively.

On July 18, 2022, the Company entered into a $150,000 8% convertible grid note. The note is due on July 18, 2023 and is convertible at a rate of $0.80 per share (post-split). During the year ending December 31, 2023, the Company received $4,000 in advances from the note. During the year ended December 31, 2023, the Company converted the balance of the note and accrued interest into 2,254,986 shares of common stock valued at $45,100. During the year ended December 31, 2024, the Company received $30,000 under this grid note. This Note is currently in default. The Company has not received a notice of default from the lender. As of March 31, 2026 and December 31, 2025, the balance of the note was $30,000 and $30,000, respectively.

On April 23, 2024 the Company issued a $150,000 12% convertible promissory note with a maturity date of April 23, 2026 and is convertible at a rate of $0.10 per share. As of March 31, 2026 and December 31, 2025, the balance of the notes was $150,000 and $150,000, respectively.

On May 14, 2024 the Company issued a $25,000 12% convertible promissory note with a maturity date of May 14, 2025 and is convertible at a rate of $0.15 per share. This Note is currently in default. The Company has not received a notice of default from the lender. As of March 31, 2026 and December 31, 2025, the balance of the notes was $25,000 and $25,000, respectively.

On May 29, 2024 the Company issued a $100,000 12% convertible promissory note with a maturity date of May 29, 2026 and is convertible at a rate of $0.15 per share. As of March 31, 2026 and December 31, 2025, the balance of the notes was $100,000 and $100,000, respectively.

On July 3, 2024 the Company issued a $50,000 12% convertible promissory note with a maturity date of July 3, 2026 and is convertible at a rate of $0.15 per share. As of March 31, 2026 and December 31, 2025, the balance of the notes was $50,000 and $50,000, respectively.

On September 3, 2024, the Company negotiated a consolidated 12% secured convertible promissory note with a lender. The note consolidated a $75,000 note from February 18, 2018 and a $25,000 note from March 3, 2021 and forgave $20,353 in accrued interest. The Company recognized a gain on the settlement of $20,353. The new agreement also required monthly payments toward the note balance and the new maturity date is April 23, 2026. During the year ended December 31, 2024, the Company made payments of $23,500. During the year ended December 31, 2025, the Company made payments of $12,500 towards the note balance. This Note is currently in default. The Company has not received a notice of default from the lender. As of March 31, 2026 and December 31, 2025, the balance of the note was $64,000 and $64,000, respectively.

On December 1, 2024 the Company issued a $60,000 0% convertible promissory note with a maturity date of December 1, 2025 and is convertible at a rate of $0.15 per share. This Note is currently in default. The Company has not received a notice of default from the lender. As of March 31, 2026 and December 31, 2025, the balance of the notes was $60,000 and $60,000, respectively.

Interest expense including financing cost and amortization of the associated debt discount on all of the above convertible notes for the three months ended March 31, 2026 and 2025 was $19,832 and $18,751, respectively.

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

Undiscounted Cash Flows

As of March 31, 2026, the right of use asset and lease liability were shown on the consolidated balance sheet at $724,413 and $751,080, respectively. In accordance with ASC 842, the right-of-use asset of $724,413 differs from the lease liability of $751,080 due to the $26,667 difference between straight-line lease cost recognized and cash payments applied to the liability. The table below reconciles the fixed component of the undiscounted cash flows and the total remaining years to the operating lease liability recorded on the consolidated balance sheet as of March 31, 2026:

Amounts due as of March 31, 2026	Operating Leases
2026	$232,229
2027	245,318
2028	255,130
2029	265,336
2030	22,182
Total minimum lease payments	1,020,195
Less: effect of discounting	(269,115)
Present value of future minimum lease payments	751,080
Less: current obligations under leases	(178,645)
Long-term lease obligations	$572,435

Legal Matter

On July 6, 2020, we received a letter from the staff of the Division of Enforcement of the Securities and Exchange Commission (the “Staff”) that indicated the Company may have violated certain rules and regulations regarding a late filing notification filed by the Company and that the Staff is conducting an informal inquiry into the matter. On April 29, 2021, the Company agreed to pay civil penalties of $25,000 to the Securities and Exchange Commission in settlement of the matter. Payment shall be made in the following four installments: (1) $5,000 within 14 days of entry of the order; (2) $7,500 within 180 days of entry of the order; (3) $6,250 within 270 days of entry of the order; and (4) $6,250 within 360 days of entry of the order. As of March 31, 2026 and as of the date of this filing, $20,000 remained due.

On April 6, 2023, the Company was served a Summons for an Amended Complaint filed in the state of Florida with claims for Strict Liability, Negligence and Breach of Implied Warranty. The complaint, filed by an insurance company, stems from its payments for claims filed by a policy holder on two separate occasions. The first insurance claim payment was due to a leak caused by improper installation in which the contractor failed to meet local codes. The second insurance claim payment followed the contractor’s failure to properly repair the improper installation. The complaint states that the contractor failed to follow basic installation guidelines supplied with the product in either incident, resulting in damages. On June 8, 2023, the Court of Duval County, FL entered a default judgement for $38,768. As of March 31, 2026 and as of the date of this filing, the Company has not paid any of this balance.

NOTE 12 - INCOME TAXES

As of March 31, 2026 and December 31, 2025, the Company has net operating loss carry forwards of $15,162,259 and $15,070,424, respectively, which may be available to reduce future years’ taxable income through 2045. The Company’s net operating loss carry forwards may be subject to annual limitations, which could reduce or defer the utilization of the losses as a result of an ownership change as defined in Section 382 of the Internal Revenue Code.

The Company’s tax expense differs from the “expected” tax expense for Federal income tax purposes (computed by applying the United States Federal tax rate of 21% and state tax rate of 0% to loss before taxes for fiscal years 2026 and 2025), as follows:

SCHEDULE OF TAX EXPENSE FOR FEDERAL INCOME TAX PURPOSES

	March 31, 2026		December 31, 2025
Federal tax benefit at the statutory rate	$(394,371)	21.00%	$(997,649)	21.00%
State tax benefit at the statutory rate	-	0.00%	-	0.00%
Unallowed deductions	688	(0.04)%	587	(0.01)%
Stock based forbearance fee expense	-	0.00%	87,792	(1.85)%
Stock based compensation expense	198,130	(10.55)%	387,503	(8.16)%
Gain (loss) on settlement of debt	103,717	(5.53)%	-	0.00%
Change in valuation allowance	91,836	(4.89)%	521,767	(10.98)%
Total	$-		$-

The tax effects of the temporary differences between reportable financial statement income and taxable income are recognized as deferred tax assets and liabilities.

The tax effect of significant components of the Company’s deferred tax assets and liabilities at March 31, 2026 and December 31, 2025, are as follows:

SCHEDULE OF DEFERRED TAX ASSETS AND LIABILITIES

	March 31, 2026	December 31, 2025
Deferred tax assets:
Net operating loss carryforward	$15,162,259	$15,070,424
Timing differences	-	-
Total gross deferred tax assets	15,162,259	15,070,424
Less: Deferred tax asset valuation allowance	(15,162,259)	(15,070,424)
Total net deferred taxes	$-	$-

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

Because of the historical earnings history of the Company, the net deferred tax assets for 2026 and 2025 were fully offset by a 100% valuation allowance. The valuation allowance for the remaining net deferred tax assets was $15,162,259 and $15,070,424 as of March 31, 2026 and December 31, 2025, respectively.

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

Common Stock

On January 1, 2026, the Company issued 200,000 shares for services pursuant to a consulting agreement.

On January 22, 2026, the Company issued 5,300,000 shares to an unrelated individual pursuant to a consulting agreement. These shares were valued at $0.2485 per share for a total value of $1,317,050 and will be amortized over the twelve-month term of the agreement.

On January 26, 2026, the Company issued 100,000 shares per a subscription agreement at $0.10 per share for $10,000 in cash.

On February 1, 2026, the Company issued 200,000 shares for services pursuant to a consulting agreement.

On February 2, 2026, the Company issued 3,000,000 shares to an unrelated individual pursuant to a consulting agreement. These shares were valued at $0.20 per share for a total value of $600,000 and will be amortized over the six-month term of the agreement.

On February 16, 2026, the Company issued 200,000 shares per a subscription agreement at $0.10 per share for $20,000 in cash.

On February 16, 2026, the Company issued 50,000 shares for services pursuant to a consulting agreement.

On February 19, 2026, the Company issued 200,000 shares per a subscription agreement at $0.10 per share for $20,000 in cash.

On February 23, 2026, the Company issued 6,446,421 shares to an unrelated individual for management services pursuant to a consulting agreement. These shares were valued at $0.30 per share for a total value of $1,933,926 and will be amortized over the six-month term of the agreement.

On February 24, 2026, the Company issued 2,175,122 shares of common stock for the conversion of $125,000 note issued on August 23, 2023 and $33,644 in accrued interest (see Note 10 – April 3, 2023 offering). This note was converted in full and the balance due after the conversion is $0.

NOTE 14 – SEGMENT INFORMATION

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

The following table presents selected financial information with respect to the Company’s single operating segment for the three months ended March 31, 2026 and 2025:

	For the Three Months Ended
	March 31, 2026	March 31, 2025
Net sales	$940,466	$430,087
Cost of sales	495,715	325,798
Gross profit	444,751	104,289

Operating expenses
General and administrative expenses	404,867	266,666
Research and development	50,352	59,971
Consulting fees	1,038,589	1,111,475
Legal and accounting fees	33,001	33,887
Audit fees	17,500	-
Depreciation and amortization expense	23,117	12,703
Total operating expenses	1,567,426	1,484,702
Operating loss	(1,122,675)	(1,380,413)
Operating margin	(119)%	(321)%

Other income (expenses)
Other income	-	46,256
Gain on extinguishment of debt	(493,893)	-
Interest expense	(261,387)	(261,724)
Financing incentive expense	-	-
Total other income (expense)	(755,280)	(215,468)
Loss before income tax expense	(1,877,955)	(1,595,881)
Income tax expense	-	-
Net loss	$(1,877,955)	$(1,595,881)

NOTE 15 - SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date the financial statements were issued. The Company has determined that there are no other such events that warrant disclosure or recognition in the financial statements other than as set forth below.

On April 28, 2026, the Company made a payment totalling $56,411 to a lender to fully satisfy a note of $50,000 and accrued interest of $6,411.

Between April 21, 2026 through May 4, 2026, the Company entered into eleven revenue sharing/subscription agreements. The Company issued 8,575,000 shares of common stock for $428,750 in cash per the subscription agreements. Per these same agreements, these eleven investors also entered the revenue sharing program and the Company received an additional $428,750 in cash. Per these agreements, the Company is required to pay $68.60 per unit sold to these investors. The revenue sharing period begins on April 1, 2026 and continues for four years.

On May 13, 2026, the Company issued 3,739,726 shares of common stock for the conversion of $150,000 note issued on April 23, 2024 and $36,986 in accrued interest (see Note 10). This note was converted in full and the balance due after the conversion is $0.

On May 13, 2026, the Company issued 2,469,480 shares of common stock for the conversion of $100,000 note issued on May 29, 2024 and $23,474 in accrued interest (see Note 10). This note was converted in full and the balance due after the conversion is $0.

On May 14, 2026, the Company issued 1,223,562 shares of common stock for the conversion of $50,000 note issued on July 3, 2024 and $11,178 in accrued interest (see Note 10). This note was converted in full and the balance due after the conversion is $0.

On June 2, 2026, the Company made a payment totaling $30,636 to a lender to fully satisfy a convertible note of $25,000 and accrued interest of $5,636.

Since March 31, 2026, the Company has made payments totaling $85,150 to five lenders (two related and three unrelated) towards principal and accrued interest on five of its outstanding promissory notes.

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

Our trutankless® water heaters were officially launched in the first quarter of 2014 and is sold throughout the wholesale plumbing distribution channel. We began generating revenue in the first quarter of 2014. As of the fiscal year ended December 31, 2014, we generated $238,912 in revenue. As of the fiscal year ended December 31, 2015, we generated $265,504 in revenue. As of the fiscal year ended December 31, 2016, we generated $429,582 in revenue. As of the fiscal year ended December 31, 2017, we generated $695,857 in revenue. As of the fiscal year ended December 31, 2018, we generated $1,537,958 in revenue. 1, 2019, we generated $1,908,708. As of December 31, 2020, we generated $1,661,278. As of the fiscal year ended December 31, 2021, we generated $246,032 in revenue. As of the fiscal year ended December 31, 2022, we generated $77,009 in revenue. As of December 31, 2023, we generated $3,549 in revenue. As of December 31, 2024, we generated $242,350 in revenue. As of December 31, 2025, we generated $1,082,887 in revenue. As of the three months ended March 31, 2026, we generated $940,466 in revenue.

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

RESULTS OF OPERATIONS

Results of Operations for the three months ended March 31, 2026 compared with the three months ended March 31, 2025.

Revenues

In the three months ended March 31, 2026, we generated $940,466 in revenues, as compared to $430,087 in revenues in the prior year. The increase in sales was attributable to increased efforts for sales of our new Gen 3 trutankless® residential products.

Cost of goods sold was $495,715 in the three months ended March 31, 2026, as compared to $325,798 in the three months ended March 31, 2025.

To the knowledge of management, the Company is unaware of any trends or uncertainties in the sales or costs of our products and services for the periods discussed.

Expenses

Operating expenses totaled $1,567,426 during the three months ended March 31, 2026 as compared to $1,484,702 in the prior year. In the three-month period ended March 31, 2026, our expenses primarily consisted of General and Administrative of $404,867, Research and Development of $50,352, Consulting Fees of $1,038,589, Legal and Accounting Fees of $33,001, Audit Fees of $17,500 and Depreciation of $23,117.

General and administrative expenses increased by $138,201, or approximately 51.8% to $404,867 for the three months ended March 31, 2026 from $266,666 for the three months ended March 31, 2025. This increase was primarily the result of efforts to increase sales and increase in sales people and office staff.

Research and development expenses decreased by $9,619, or approximately 16.0% to $50,352 for the three months ended March 31, 2026 from $59,971 for the three months ended March 31, 2025. This decrease is attributed primarily to the sales starting for the Gen 3 products and on-going developments have slowed down.

Consulting fees decreased by $72,886, or approximately 6.6% to $1,038,589 for the three months ended March 31, 2026 from $1,111,475 for the three months ended March 31, 2025. Consulting fees decreased due to the decrease in consulting expenses as consulting agreements are running through their terms.

Legal and accounting fees decreased by $886, or approximately 2.6% to $33,001 for the three months ended March 31, 2026 from $33,887 for the three months ended March 31, 2025. Legal and accounting fees decreased due to the normal fluctuations in time and costs of accounting.

Audit fees increased by $17,500, or approximately 100.0% to $17,500 for the three months ended March 31, 2026 from $0 for the three months ended March 31, 2025. Audit fees increased due to the audit fees from 2025 being delayed to later in the year.

Other Income/Expenses

Other expenses increased by $539,812 to ($755,280) in the three months ended March 31, 2026 from other expenses of ($215,468) in the three months ended March 31, 2025. The increase was due to the loss on extinguishment of debt in the current period.

Net Loss

In the three months ended March 31, 2026, we generated a net loss of $1,877,955, an increase of $282,074 from net loss of $1,595,881 for the three months ended March 31, 2025. This increase was attributable to the overall expenditures discussed above.

Going Concern

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.

Management evaluated all relevant conditions and events that are reasonably known or reasonably knowable, in the aggregate, as of the date the consolidated financial statements are issued and determined that substantial doubt exists about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent on the Company’s ability to generate revenues and raise capital. The Company has not generated sufficient revenues from product sales to provide sufficient cash flows to enable the Company to finance its operations internally. As of March 31, 2026, the Company had $16,097 cash on hand. On March 31, 2026, the Company had an accumulated deficit of $83,730,634. For the three months ended March 31, 2026, the Company had a net loss of $1,877,955, and cash used in operations of $49,503. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year from the date of filing.

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

Liquidity and Capital Resources

At March 31, 2026, we had an accumulated deficit of $83,730,634. Primarily because of our history of operating losses and the existing note payables, we have a working capital deficiency of $5,331,067 at March 31, 2026. Losses have been funded primarily through issuance of common stock and borrowings from our stockholders and third-party debt. As of March 31, 2026, we had $16,097 in cash, $427,169 in accounts receivable, and $1,056,031 in inventory. We used net cash in operating activities of $49,503.

Cash Flows from Operating, Investing and Financing Activities

The following table provides detailed information about our net cash flow for all financial statement periods presented in this Quarterly Report. To date, we have financed our operations through the issuance of stock and borrowings.

The following table sets forth a summary of our cash flows for the three months ended March 31, 2026 and 2025:

	Three Months Ended
	March 31, 2026	March 31, 2025
Net cash used in operating activities	$(49,503)	$(707,142)
Net cash used in investing activities	-	(203,514)
Net cash provided by (used in) financing activities	43,981	(82,130)
Net increase/(decrease) in Cash	(5,522)	(992,786)
Cash, beginning	21,619	1,004,190
Cash, ending	$16,097	$11,404

Operating activities - Net cash used in operating activities was $49,503 for the three months ended March 31, 2026, as compared to $707,142 used in operating activities for the same period in 2025. The decrease in net cash used in operating activities was primarily due to increased revenues for 2026..

Investing activities - Net cash used in investing activities was $0 for the three months ended March 31, 2026, as compared to $203,514 used in investing activities for the same period in 2025. This decrease in net cash used in investing activities was primarily due to no additional equipment and leasehold improvements needed for production.

Financing activities - Net cash provided by financing activities for the three months ended March 31, 2026 was $43,981 as compared to ($82,130) used in financing activities for the same period of 2025. The increase of net cash provided by financing activities was mainly attributable to proceeds from related party notes payable and less related party note repayments in the current period.

Ongoing Funding Requirements

As of March 31, 2026, we continue to use traditional and/or debt financing to provide the capital we need to run the business. It is possible that we may need additional funding to enable us to fund our operating expenses and capital expenditures requirements.

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

There have been no material changes to our critical accounting policies as compared to the critical accounting policies and significant judgements and estimates disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on May 22, 2026.

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

On July 6, 2020, we received a letter from the staff of the Division of Enforcement of the Securities and Exchange Commission (the “Staff”) that indicated the Company may have violated certain rules and regulations regarding a late filing notification filed by the Company and that the Staff is conducting an informal inquiry into the matter. On April 29, 2021, the Company agreed to pay civil penalties of $25,000 to the Securities and Exchange Commission in settlement of the matter. Payment shall be made in the following four installments: (1) $5,000 within 14 days of entry of the order; (2) $7,500 within 180 days of entry of the order; (3) $6,250 within 270 days of entry of the order; and (4) $6,250 within 360 days of entry of the order. As of March 31, 2026, $20,000 remained due.

On April 6, 2023, the Company was served a Summons for an Amended Complaint filed in the state of Florida with claims for Strict Liability, Negligence and Breach of Implied Warranty. The complaint, filed by an insurance company, stems from its payments for claims filed by a policy holder on two separate occasions. The first insurance claim payment was due to a leak caused by improper installation in which the contractor failed to meet local codes. The second insurance claim payment followed the contractor’s failure to properly repair the improper installation. The complaint states that the contractor failed to follow basic installation guidelines supplied with the product in either incident, resulting in damages. On June 8, 2023, the Court of Duval County, FL entered a default judgement for $38,768. As of March 31, 2026, the Company has not paid any of this balance.

Item 1A. Risk Factors

The risk factors listed in our 2024 Form 10-K, filed with the Securities Exchange Commission on August 28, 2025, are hereby incorporated by reference.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On January 1, 2026, the Company issued 200,000 shares for services pursuant to a consulting agreement.

On January 22, 2026, the Company issued 5,300,000 shares to an unrelated individual pursuant to a consulting agreement. These shares were valued at $0.2485 per share for a total value of $1,317,050 and will be amortized over the twelve-month term of the agreement.

On January 26, 2026, the Company issued 100,000 shares per a subscription agreement at $0.10 per share for $10,000 in cash.

On February 1, 2026, the Company issued 200,000 shares for services pursuant to a consulting agreement.

On February 2, 2026, the Company issued 3,000,000 shares to an unrelated individual pursuant to a consulting agreement. These shares were valued at $0.20 per share for a total value of $600,000 and will be amortized over the six-month term of the agreement.

On February 16, 2026, the Company issued 200,000 shares per a subscription agreement at $0.10 per share for $20,000 in cash.

On February 16, 2026, the Company issued 50,000 shares for services pursuant to a consulting agreement.

On February 19, 2026, the Company issued 200,000 shares per a subscription agreement at $0.10 per share for $20,000 in cash.

On February 23, 2026, the Company issued 6,446,421 shares to an unrelated individual for management services pursuant to a consulting agreement. These shares were valued at $0.30 per share for a total value of $1,933,926 and will be amortized over the six-month term of the agreement.

Between April 21, 2026 through May 4, 2026, the Company entered into eleven revenue sharing/subscription agreements. The Company issued 8,575,000 shares of common stock for $428,750 in cash per the subscription agreements. Per these same agreements, these eleven investors also entered the revenue sharing program and the Company received an additional $428,750 in cash. Per these agreements, the Company is required to pay $68.60 per unit sold to these investors. The revenue sharing period begins on April 1, 2026 and continues for four years.

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

Issuer Purchases of Equity Securities

The Company did not repurchase any of its equity securities during the period ended March 31, 2026.

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
Guy Newman, CEO, Principal Executive Officer

Date: June 9, 2026

