Form 10-Q
period 2026-06-30
Trutankless, Inc.
filed 2026-08-19
CIK 1429393

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐     No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated Filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)		Emerging growth company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☒

The number of shares of Common Stock, $0.001 par value, outstanding on August 19, 2026, was 170,348,374 shares.

TRUTANKLESS, INC.

THREE MONTH PERIOD ENDED JUNE 30, 2026

TRUTANKLESS, INC

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30, 2026	December 31, 2025
ASSETS
Current assets
Cash	$13,133	$21,619
Accounts receivable	344,190	86,748
Prepaid expenses	1,503,779	1,996
Inventory	925,929	1,574,356
Vendor deposits	137,175	137,175
Total current assets	2,924,206	1,821,894

Other assets
Property, plant and equipment, net	358,805	405,296
Right-to-use asset	677,908	811,599
Trademarks	11,914	11,914
Other assets	61,531	61,531
Total other assets	1,110,158	1,290,340
Total assets	$4,034,364	$3,112,234

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued liabilities	$1,076,032	$1,466,317
Advances payable - related parties	7,500	7,500
Lease liability	169,817	211,035
Accrued interest payable	389,163	453,274
Accrued interest payable - related parties	1,173,328	973,888
Stock payables liabilities	3,358,390	-
Royalty liabilities payable	564,576	599,997
Notes payable, net of discounts	572,950	765,000
Notes payable, net of discounts - related parties	4,194,119	6,459,753
Convertible notes payable, net of discounts	422,500	747,500
Convertible notes payable, net of discounts - related parties	-	750,000
Total current liabilities	11,928,375	12,434,264

Long-term liabilities
Deferred warranty revenue	21,414	11,205
Lease liability - long-term	535,192	628,779
Notes payable, net of discounts and current portion - related parties	1,908,344	-
Convertible notes payable, net of discounts and current portion - related parties	500,000	-
Total long-term liabilities	2,964,950	639,984
Total liabilities	14,893,325	13,074,248

Commitments and contingencies (Note 11)	-	-

Stockholders’ deficit
Preferred stock - Series A, $0.001 par value, 9,990,000 shares authorized, zero issued and outstanding	-	-
Preferred stock - Series B, $0.001 par value, 10,000 shares authorized, 0 shares issued and outstanding	-	-
Common stock, $0.001 par value, 300,000,000 shares authorized, 148,647,209 and 129,042,898 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	148,647	129,043
Additional paid in capital	76,161,234	71,761,622
Accumulated deficit	(87,168,842)	(81,852,679)
Total stockholders’ deficit	(10,858,961)	(9,962,014)
Total liabilities and stockholders’ deficit	$4,034,364	$3,112,234

See accompanying notes to the unaudited condensed consolidated financial statements.

TRUTANKLESS, INC

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Net sales	$538,673	$94,454	$1,479,139	$524,541
Cost of sales	238,458	76,451	734,173	402,249
Gross profit (loss)	300,215	18,003	744,966	122,292

Operating expenses
General and administrative expenses	310,578	160,800	715,445	427,466
Research and development	73,213	789	123,565	60,760
Consulting fees (see Note 4)	2,152,497	727,547	3,191,086	1,839,022
Legal and accounting fees	5,774	63,809	38,775	97,696
Audit fees	17,500	27,500	35,000	27,500
Depreciation and amortization expense	23,375	19,376	46,492	32,079
Total operating expenses	2,582,937	999,821	4,150,363	2,484,523
Operating loss	(2,282,722)	(981,818)	(3,405,397)	(2,362,231)

Other income (expense)
Other income	-	-	-	46,256
Loss on extinguishment of debt	(924,625)	-	(1,418,518)	-
Interest expense	(230,861)	(179,653)	(492,248)	(441,377)
Financing incentive expense	-	(83,250)	-	(83,250)
Total other income (expense)	(1,155,486)	(262,903)	(1,910,766)	(478,371)
Net income (loss)	$(3,438,208)	$(1,244,721)	$(5,316,163)	$(2,840,602)

Net loss per share - basic and diluted	$(0.02)	$(0.01)	$(0.04)	$(0.02)

Weighted average number of common shares - basic and diluted	145,121,576	131,454,497	139,913,120	130,700,968

 See accompanying notes to the unaudited condensed consolidated financial statements.

TRUTANKLESS, INC

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, December 31, 2025	-	$-	129,042,898	$129,043	$71,761,622	$(81,852,679)	$(9,962,014)
Stock issued for services	-	-	15,196,421	15,196	3,970,480	-	3,985,676
Stock issued for cash	-	-	500,000	500	49,500	-	50,000
Stock issued for conversion of notes payable	-	-	2,175,122	2,175	650,362	-	652,537
Net loss for the period	-	-	-	-	-	(1,877,955)	(1,877,955)
Balance, March 31, 2026	-	-	146,914,441	146,914	76,431,964	(83,730,634)	(7,151,756)
Stock issued for services	-	-	1,400,000	1,400	344,600	-	346,000
Stock issued for cash	-	-	8,825,000	8,825	873,675	-	882,500
Stock issued for conversion of notes payable	-	-	13,208,933	13,209	1,571,863	-	1,585,072
Stock transactions above authorized shares reported as liabilities	-	-	(21,701,165)	(21,701)	(3,336,689)	-	(3,358,390)
Forgiveness of related party accounts payable	-	-	-	-	106,300	-	106,300
Forgiveness of related party accrued liabilities	-	-	-	-	169,521	-	169,521
Net loss for the period	-	-	-	-	-	(3,438,208)	(3,438,208)
Balance, June 30, 2026	-	$-	148,647,209	$148,647	$76,161,234	$(87,168,842)	$(10,858,961)

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, December 31, 2024	-	$-	128,608,178	$128,608	$70,626,721	$(77,101,969)	$(6,346,640)
Stock issued for services	-	-	1,745,000	1,745	485,242	-	486,987
Stock issued for cash	-	-	420,000	420	55,080	-	55,500
Net loss for the period	-	-	-	-	-	(1,595,881)	(1,595,881)
Balance, March 31, 2025	-	-	130,773,178	130,773	71,167,043	(78,697,850)	(7,400,034)
Stock issued for services	-	-	500,000	500	105,250	-	105,750
Stock issued for financing incentives	-	-	185,000	185	83,065	-	83,250
Stock issued for cash	-	-	250,000	250	27,250	-	27,500
Net loss for the period	-	-	-	-	-	(1,244,721)	(1,244,721)
Balance, June 30, 2025	-	$-	131,708,178	$131,708	$71,382,608	$(79,942,571)	$(8,428,255)

See accompanying notes to the unaudited condensed consolidated financial statements.

TRUTANKLESS, INC

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended
	June 30, 2026	June 30, 2025
Cash flows from operating activities:
Net income (loss)	$(5,316,163)	$(2,840,602)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	46,492	32,079
Stock issued for services	4,331,676	592,738
Shares issued to extend notes	-	83,250
Loss on extinguishment of debt	1,418,518	-
Non-cash operating lease expense	(1,114)	15,667
Changes in operating assets and liabilities:
Accounts receivable	(257,441)	5,893
Prepaid expenses	(1,501,784)	1,017,723
Inventory	648,428	(849,453)
Vendor deposits	-	(399,011)
Security deposits	-	(42,584)
Accounts payable	(105,664)	453,073
Accrued liabilities	(2,682)	78,609
Interest payable	41,170	55,344
Interest payable to related parties	238,248	166,194
Royalties payable	(41,539)	-
Deferred warranty revenue	10,209	2,739
Net cash used in operating activities	(491,646)	(1,628,341)

Cash flows from investing activities:
Purchase of property, plant and equipment	-	(253,250)
Net cash flows from investing activities	-	(253,250)

Cash flows from financing activities:
Repayment of notes payable	(67,050)	(129,000)
Proceeds from notes payable - related parties	503,783	1,379,380
Repayment of notes payable - related party	(861,073)	(440,432)
Repayment of convertible notes payable	(25,000)	(3,500)
Proceeds from issuance of common stock	932,500	83,000
Net cash provided by financing activities	483,160	889,448

Net change in cash	(8,486)	(992,143)
Cash and cash equivalents - beginning of period	21,619	1,004,190
Cash and cash equivalents - end of period	$13,133	$12,047

Supplemental disclosures of cash flow information:
Cash paid for interest	$207,193	$227,113
Cash paid for income taxes	$-	$-

Supplemental non-cash information
Conversion of notes payable into common stock	$819,090	$-
Forgiveness of related party accounts payable directly to additional paid-in capital	$106,300	$-
Forgiveness of related party accrued liabilities directly to additional paid-in capital	$169,521	$-
Stock transactions above authorized shares reported as liabilities	$3,358,390	$-
Common stock issued per consulting agreements	$4,031,676	$592,738

See accompanying notes to the unaudited condensed consolidated financial statements.

TRUTANKLESS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2026

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (GAAP) and applicable rules and regulations of the Securities and Exchange Commission (SEC) regarding interim financial reporting. Certain information and note disclosures normally included in the consolidated financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. As such, the information included in the condensed consolidated financial statements for the six months ended June 30, 2026 should be read in conjunction with the condensed consolidated financial statements and accompanying notes included in the Company’s Form 10-K for the Company’s fiscal year ended December 31, 2025, as filed with the SEC.

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

Income Taxes

The Company’s calculation of its tax liabilities involves dealing with uncertainties in the application of complex tax laws and regulations in various taxing jurisdictions. The Company recognizes tax liabilities for uncertain tax positions based on management’s estimate of whether it is more likely than not that additional taxes will be required. The Company had no uncertain tax positions as of June 30, 2026.

Deferred income taxes are recognized in the consolidated financial statements for the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts based on enacted tax laws and statutory tax rates. Temporary differences arise from net operating losses, differences in depreciation methods, stock-based and other compensation, and other accrued expenses. A valuation allowance is established when it is determined that it is more likely than not that some or all of the deferred tax assets will not be realized. The application of tax laws and regulations is subject to legal and factual interpretation, judgment and uncertainty. Tax laws and regulations themselves are subject to change as a result of changes in fiscal policy, changes in legislation, the evolution of regulations and court rulings. Therefore, the actual liability for U.S., or the various state jurisdictions, may be materially different from management’s estimates, which could result in the need to record additional tax liabilities or potentially reverse previously recorded tax liabilities. Interest and penalties are included in tax expense.

The Company includes interest and penalties arising from the underpayment of income taxes in the statements of operation in the provision for income taxes. As of June 30, 2026 and December 31, 2025, the Company had no accrued interest or penalties related to uncertain tax positions.

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

Accounts receivable

Accounts receivable is comprised of uncollateralized customer obligations due under normal trade terms. The Company performs ongoing credit evaluation of its customers and management closely monitors outstanding receivables based on factors surrounding the credit risk of specific customers, historical trends, and other information. The carrying amount of accounts receivable is reviewed periodically for collectability. If management determines that collection is unlikely, an allowance that reflects management’s best estimate of the amounts that will not be collected is recorded. Accounts receivables are presented net of an allowance for doubtful accounts of $0 at June 30, 2026 and December 31, 2025.

Advertising Costs

The Company’s policy regarding advertising is to expense advertising when incurred. The Company incurred advertising expenses of $48,951 and $17,558 during the six months ended June 30, 2026 and 2025, respectively.

Research and development costs

The Company charges research and development costs to expense when incurred in accordance with FASB ASC 730, “Research and Development”. These research and development expenses are not related to the patent that the Company has, but are focused on future product developments. Research and development costs were $123,565 and $60,760 for the six months ended June 30, 2026 and 2025, respectively.

Revenue recognition

Revenue is recognized in accordance with ASC 606. The Company performs the following five steps: (i) identify the contract(s) with a customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations in the contract, and (v) recognize revenue when (or as) the entity satisfies a performance obligation. The Company applies the five-step model to arrangements that meet the definition of a contract under Topic 606, including when it is probable that the entity will collect the consideration it is entitled to in exchange for the goods or services it transfers to the customer. Customer orders are received via email, purchase orders or verbally via phone calls or in person. At contract inception, once the contract is determined to be within the scope of Topic 606, the Company evaluates the goods or services promised within each contract related performance obligation and assesses whether each promised good or service is distinct. The Company recognizes as revenue, the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied.

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

Vendor Deposits

The Company orders many parts from over-seas vendors or specialized equipment. These vendors require up-front payment on these parts or equipment. The Company records these advance payments as vendor deposits. Once the parts and/or equipment is received the applicable deposit amount is removed from vendor deposits and moved to appropriate account, for example inventory or fixed assets.

Security Deposits

The Company has two leases for office/warehouse space. Each of these leases required a security deposit. The Company records these payments as security deposits. Once a lease is terminated and the applicable deposit amount is received back by the Company, this deposit is removed from security deposits.

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

The reported fair values for financial instruments that use Level 2 and Level 3 inputs to determine fair value are based on a variety of factors and assumptions. Accordingly, certain fair values may not represent actual values of the Company’s financial instruments that could have been realized as of June 30, 2026 or that will be recognized in the future, and do not include expenses that could be incurred in an actual settlement. The carrying amounts of the Company’s financial assets and liabilities, such as cash, accounts receivable, receivables from related parties, prepaid expenses and other, accounts payable, accrued liabilities, and related party and third-party notes payables approximate fair value due to their relatively short maturities. The Company’s notes payable approximates the fair value of such instrument based upon management’s best estimate of terms that would be available to the Company for similar financial arrangements at June 30, 2026 and December 31, 2025.

Recently Issued Accounting Pronouncements

From time to time, new accounting pronouncements are issued by FASB that are adopted by the Company as of the specified effective date. If not discussed, management believes that the impact of recently issued standards, which are not yet effective, will not have a material impact on the Company’s financial statements upon adoption.

NOTE 2 - GOING CONCERN

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.

Management evaluated all relevant conditions and events that are reasonably known or reasonably knowable, in the aggregate, as of the date the condensed consolidated financial statements are issued and determined that substantial doubt exists about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent on the Company’s ability to generate revenues and raise capital. The Company has begun generating significant revenues from product sales but still not enough to provide sufficient cash flows to enable the Company to finance its operations internally. As of June 30, 2026, the Company had $13,133 cash on hand. On June 30, 2026, the Company has an accumulated deficit of $87,168,842. For the six months ended June 30, 2026, the Company had a net loss of $5,316,163, and cash used in operations of $491,646. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year from the date of filing.

Over the next twelve months management plans to raise additional capital and to invest its working capital resources in sales and marketing in order to increase the distribution and demand for its products. However, there is no guarantee the Company will generate sufficient revenues or raise capital to continue operations. If the Company fails to generate sufficient revenue and obtain additional capital to continue at its expected level of operations, the Company may be forced to scale back or discontinue its sales and marketing efforts. The condensed consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 3 - ACCOUNTS RECEIVABLE, NET

Accounts receivable consist of the following at:

	June 30, 2026	December 31, 2025
Accounts receivable	$344,190	$86,748
Allowance for doubtful accounts	-	-
Total	$344,190	$86,748

Based on an analysis by management of the outstanding invoices for each customer and other factors, it was determined that all outstanding balances are expected to be collected. As of June 30, 2026 and December 31, 2025, the allowance for doubtful accounts were $0 and $0, respectively.

NOTE 4 - PREPAID EXPENSES

Prepaid expenses consist of the following at:

	June 30, 2026	December 31, 2025
Prepaid expenses	$3,441	$1,425
Prepaid stock-based compensation	1,500,338	571
Total	$1,503,779	$1,996

Prepaid stock-based compensation consisted of stock issuances for consulting agreements that are being amortized over the life (six or twelve months) of the agreements. The prepaid stock-based compensation is comprised of the following at June 30, 2026 and December 31, 2025:

Consultant	Shares	Market Price	Value
2026 Agreements
Balance at December 31, 2025			$571
Non-Affiliates	15,796,421	$0.2485 - 0.30	4,165,976
	15,796,421		4,166,547
less: Amortizations			(2,666,209)
Balance at June 30, 2026			$1,500,338

2025 Agreements
Balance at December 31, 2024			$1,231,684
Non-Affiliates	1,425,000	$0.05 - 0.30	391,148
Related Party	20,000	$0.29	5,790
	1,445,000		1,628,622
less: Amortizations			(1,628,051)
Balance at December 31, 2025			$571

During the six months ended June 30, 2026 and 2025, the Company also issued 800,000 and 800,000 shares of common stock, respectively, pursuant to consulting agreements with related parties that vest immediately or periodically throughout the year. These shares were valued at the market price on the day of issuance for a total value of $165,700 and $195,800 for the six months ended June 30, 2026 and 2025, respectively. During the six months ended June 30, 2026 and 2025, the Company reported $2,666,209 and $1,605,724 in stock-based compensation as consulting expense.

NOTE 5 – INVENTORY

Inventory consists of the following at:

	June 30, 2026	December 31, 2025
Finished Goods	$85,821	$463,945
Work In Process	95,403	97,007
Parts	744,705	1,013,404
Total Inventory	$925,929	$1,574,356

Management evaluates the parts and each category of inventory for obsolescence and net resale value at each reporting period. The net resale value is based on the market price of items versus the cost of such items. During the six months ended June 30, 2026 and 2025, the Company wrote down inventory of $111,921 and $0, respectively. During the six months ended June 30, 2026 and 2025, the Company recorded costs of goods sold of $734,173 and $402,249, respectively.

NOTE 6 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment at June 30, 2026 and December 31, 2025 consisted of the following:

	June 30, 2026	December 31, 2025
Tools, Machinery and Equipment	$109,164	$109,164
Leasehold Improvements	380,444	380,444
Property Plant and Equipment Gross	489,608	489,608
Less Accumulated Depreciation	(130,803)	(84,312)
Total Property, Plant and Equipment	$358,805	$405,296

During the six months ended June 30, 2026 and 2025, the Company recognized depreciation expense of $46,492 and $32,079, respectively.

NOTE 7 – ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities at June 30, 2026 and December 31, 2025 consisted of the following:

	June 30, 2026	December 31, 2025
Accounts Payable	$541,143	$753,106
Accrued Payroll Taxes	60,962	32,673
Accrued Salaries and Benefits	424,403	651,229
Royalties Payable	23,190	29,309
Revenue Sharing Payable	26,334	-
Total Accounts Payable and Accrued Liabilities	$1,076,032	$1,466,317

NOTE 8 – STOCK PAYABLES LIABILITIES

During the six months ended June 30, 2026, the Company’s stock transactions exceeded the 150,000,000 shares of authorized common stock. There were 19 stock transactions that exceeded the shares of authorized common stock by 21,701,165 shares for $3,358,390. The Company recorded these transactions as stock payables liabilities for $3,358,390 as of June 30, 2026. On August 6, 2026, the Company amended the Articles of Incorporation for the Corporation to change the authorized capital stock of the Corporation to 310,000,000 shares, of which 300,000,000 shall be authorized as common shares and 10,000,000 shall be authorized as preferred shares.

NOTE 9 – ROYALTY AGREEMENT LIABILITIES AND REVENUE SHARING AGREEMENTS

Royalty Agreement Liabilities

In November and December 2023, the Company issued 15 promissory note royalty agreements to investors for a total of $417,500. During the fiscal year ended December 31, 2024, the Company issued 3 additional promissory note royalty agreements to investors for an additional $130,000. During the fiscal year ended December 31, 2025, the Company had one note payable for $75,000 convert to a royalty agreement for a total of $622,500. These agreements require the Company to pay up to $50 per unit sold in royalties to these investors based on their investment amounts. The units sold royalty obligation shall commence upon the 500th unit that is produced and sold and continue for 6 (six) calendar years from the anniversary date of the receipt of the first royalty payment. On February 28, 2025, the Company produced and sold the 500th unit relating to these royalty agreements. As of March 1, 2025, the Company entered the royalty period, which will continue until March 31, 2031. Since the Company began selling its new line of products in mid-2024, sales are increasing at a rapid rate. It is difficult to estimate the number of units that will be sold during the six-year royalty period. The royalty agreements have a “buy-out” feature, in which the Company can buy-out the remaining term of the agreements for 200% of the investment amount. The Company determined that this 200% “buy-out” price is the most appropriate method to use for the estimated future payments of royalties. In accordance with ASC 835-30, the Company recognizes an effective interest rate of 50% on the royalties paid based on an estimated future payment of royalties. During the year ended December 31, 2025, the Company sold 723 units and reported $45,007 in royalties to be paid. Of the $45,007 in royalties payable accrued in 2025, the Company recognized a reduction of the royalties liabilities of $22,503 and interest expense of $22,504. During the six months ended June 30, 2026, the Company sold 1,138 units and reported $70,841 in royalties to be paid. Of the $70,841 in royalties payable accrued during the six months ended June 30, 2026, the Company recognized a reduction of the royalties liabilities of $35,421 and interest expense of $35,420. The royalty liabilities payable is comprised of the following at June 30, 2026 and December 31, 2025:

Royalty Liabilities Agreements	Amount
Balance as of December 31, 2024	$547,500
Additions	75,000
622,500
less: Royalties Payable	(22,503)
Balance as of December 31, 2025	599,997
Additions	-
599,997
less: Royalties Payable	(35,421)
Balance as of June 30, 2026	$564,576

As of December 31, 2025, the Company had paid $15,698 of these royalties and had accrued $29,309 in royalties payable. As of June 30, 2026, the Company paid $76,960 in royalties and had accrued $70,841 in royalties payable. The royalties payable is comprised of the following at June 30, 2026 and December 31, 2025:

Royalties Payable	Amount
Balance as of December 31, 2024	$-
Principal Liability Additions	22,503
Interest Additions	22,504
45,007
less: Cash Payments	(15,698)
Balance as of December 31, 2025	$29,309
Principal Liability Additions	35,421
Interest Additions	35,420
100,150
less: Cash Payments	(76,960)
Balance as of June 30, 2026	$23,190

Revenue Sharing Agreements

From April 2026 through June 2026, the Company entered into 12 stock subscription and revenue sharing agreements with individuals for $882,500 in cash. These agreements require the Company issue shares of common stock at $0.10 per share for the investment amounts and to pay $2 per unit sold for every $25,000 invested in revenue sharing to these purchasers. The revenue sharing payment obligation began retroactively on April 1, 2026 and continues for 4 (four) calendar years. The Company reports on the units sold and pays the revenue sharing payments on a quarterly basis. The Company recognizes these revenue sharing payments as a decrease in net revenue. The revenue sharing agreements have a “buyback” feature, in which, in the event the purchaser receives 100% of their investment back from receipt of revenue sharing payments, the Company shall have the right to buy back the shares of common stock received and the purchaser’s interest in the revenue sharing program for 100% of the purchaser’s investment made in the stock subscription and revenue sharing agreements. During the three months ended June 30, 2026, the Company sold 373 units and reported $26,334 in revenue sharing to be paid. The revenue sharing payable is comprised of the following at June 30, 2026 and December 31, 2025:

Revenue Sharing Payable	Amount
Balance as of December 31, 2025	$-
Revenue Sharing Additions	26,334
26,334
less: Cash Payments	-
Balance as of June 30, 2026	$26,334

NOTE 10 - RELATED PARTY

In April 2024, the Company entered into a consulting agreement with Sperry Advisory Services, LLC, which is owned by Rodney Sperry, to provide accounting and financial reporting services to the Company. In November 2024, the Company appointed Rodney Sperry as the chief financial officer of the Company. The Company paid $40,000 and $41,887 in cash payments and issued common stock valued at $92,000 and $127,400 to Sperry Advisory Services, LLC during the six months ended June 30, 2026 and 2025, respectively. For the six months ended June 30, 2026 and 2025, the Company recognized accounting fees of $33,001 and $93,695 from Sperry Advisory Services, LLC. As of June 30, 2026 and December 31, 2025, there was $93,614 and $100,613 in accounts payable for Sperry Advisory Services, LLC, respectively.

During the six months ended June 30, 2026 and 2025, the Company received $0 and $0 in advances and made payments $0 and $0 from a related party, respectively. As of June 30, 2026 and December 31, 2025, the Company had advances from a related party of $7,500 and $7,500, respectively.

Notes payable - related party consist of the following at:

		June 30, 2026	December 31, 2025
Note payable, secured, 5% interest, due on demand		$59,450	$59,450
Note payable, secured, 18% interest, due December 2028		40,000	40,000
Note payable, 8% interest, due December 31, 2024	In Default	4,120,697	3,963,939
Notes payable, secured, 18% interest, due December 2028		125,000	125,000
Note payable, secured, 18% interest, due December 2028		1,318,344	1,382,054
Note payable, secured, 12% interest, due April 26, 2026	In Default	7,124	42,400
Note payable, secured, 12% interest, due April 30, 2026	In Default	6,848	19,700
Note payable, secured, 12% interest, due December 2028		425,000	827,210
Total notes payable - related party		$6,102,463	$6,459,753
Less current portion		(4,194,119)	(6,459,753)
Total notes payable - related party - long term		$1,908,344	$-

During the year ended December 31, 2025, the Company received $31,000 under a note payable from a director of the Company under this note. As of June 30, 2026 and December 31, 2025, the Company had one note payable due to a director of the Company in the amount of $59,450 and $59,450, respectively. The note has an interest rate of 5% and is due on demand.

As of June 30, 2026 and December 31, 2025, the Company had one note payable due to a former officer of the Company in the amount of $7,124 and $42,400, respectively. This Note is currently in default. The Company has not received a notice of default from the lender. The note has an interest rate of 12% and is due April 26, 2026.

On April 30, 2021, the Company entered into a $150,000, 12% grid note payable with a Company controlled by the former CEO that is due upon demand but no later than April 30, 2026. As of June 30, 2026 and December 31, 2025, the Company has received advances under the note of $0 and $0 and made repayment of $12,852 and $80,500, respectively. This Note is currently in default. The Company has not received a notice of default from the lender. As of June 30, 2026 and December 31, 2025, the note had a balance of $6,848 and $19,700, respectively.

On January 11, 2021, the Company entered into a $125,000, 30% note payable due on June 8, 2021. Under the note the Company must make interest only payments of $3,125 starting on February 10, 2021 and continuing through maturity. On December 31, 2021, the noteholder extended the due date to June 8, 2022 for $1,250. On September 1, 2023, the noteholder sold the ownership of the note to Built Right Holdings, LLC, an entity under common ownership of a related party who concurrently amended the terms of the note with the Company to accrue interest and to extend the maturity date of the note to August 31, 2025. This assignment makes this a related party note. On January 1, 2026, this note was extended until December 29, 2028. As of June 30, 2026 and December 31, 2025, the balance of the note was $125,000 and $125,000, respectively.

On September 1, 2022, the Company entered into a $2,500,000 8% convertible grid note with Notation Labs, Inc, a company commonly controlled by a director of the Company. The note was due on December 31, 2024 and is currently in default.

No notice of default has been received on this note. The Company is working with the lender to get this note extended. and the Company continues to receive and payback funds under this note agreement. During the year ending December 31, 2024, the Company received $868,300 in net advances from the note and made payments of $721,284 on the note. During the year ending December 31, 2025, the Company received $2,652,230 in net advances from the note and made payments of $1,050,529 on the note. During the six months ended June 30, 2026, the Company received $905,993 in net advances from the note, which includes the increase of $402,209 relating to the December 28, 2025 note detailed below and made payments of $749,235 on the note. As of June 30, 2026 and December 31, 2025, the balance of the note was $4,120,697 and $3,963,939, respectively.

On July 23, 2023, the Company entered into a $40,000, 12% note payable with Built Right Holdings, LLC, an entity under common control of a related party and matures on July 25, 2024. On January 1, 2026, this note was extended until December 29, 2028. As of June 30, 2026 and December 31, 2025, the balance of the note was $40,000 and $40,000, respectively.

On December 16, 2024, the Company entered into a $1,500,000, 18% note payable with Built Right Holdings, LLC, an entity under common control of a related party and matures on December 16, 2025. During the year ended December 31, 2025, the Company made payments of $117,946 towards the note balance. During the six months ended June 30, 2026, the Company made payments of $63,710 towards the note balance. On January 1, 2026, this note was extended until December 29, 2028. As of June 30, 2026 and December 31, 2025, the balance of the note was $1,318,344 and $1,382,054, respectively.

On December 28, 2025, the Company entered into a $827,209, 12% note payable with the Rod and Kim Cullum Trust, an entity under common control of a related party and matures on December 28, 2026 for a charge on the stand by letter of credit to settle the agreement with the contract manufacturer. Under the Company’s agreement with its contract manufacturer, a stand by letter of credit was required. Rod Cullum agreed to provide the stand by letter of credit for this arrangement and it has been in place since 2023. This agreement with the contract manufacturer was terminated in August 2025 and the settlement amount was being negotiated by both sides. On December 28, 2025, the payment of $827,209 settled the agreement and the stand by letter of credit is no longer needed. On January 1, 2026, this stand by letter of credit charge was formalized with a note agreement and matures on December 29, 2028. The stand by letter of credit charge of $827,209 was split between the Company at $425,000 and its related entity, Notation Labs, at $402,209. The note balance was decreased by $402,209 and the Notation Labs note payable, which was initially lowered on December 28, 2025, was increased by $402,209 on January 1, 2026 as well. As of June 30, 2026 and December 31, 2025, the balance of the note was $425,000 and $827,209, respectively.

Interest expense associated with the related party notes for the six months ended June 30, 2026 and 2025 was $323,774 and $262,239, respectively.

Convertible notes payable - related party consist of the following at:

	June 30, 2026	December 31, 2025
Convertible note payable, 12% interest, due March 2025	$-	$250,000
Convertible note payable, 15% interest, due December 2028	500,000	500,000
Total convertible notes payable - related party	$500,000	$750,000
Less current portion	-	(750,000)
Total convertible notes payable - related party - long-term	$500,000	$-

On March 26, 2024, the Company issued a $250,000 12% convertible promissory note to a trust controlled by a shareholder of the Company. The note is due on March 25, 2025 and is convertible into shares of the Company’s common stock at a rate of $0.05 per share. On June 9, 2026, the Company issued 5,776,165 shares of common stock pursuant to a conversion notice for the $250,000 note balance and $38,808 in accrued interest. The Company recognized $404,332 in loss on extinguishment of debt. As of June 30, 2026 and December 31, 2025, the balance of the note was $0 and $250,000, respectively.

On July 25, 2024, the Company issued a $500,000 15% convertible promissory note to a company commonly controlled by a shareholder of the Company. The note is due on July 25, 2025 and is convertible into shares of the Company’s common stock at a rate of $0.15 per share. On January 1, 2026, this note was extended until December 29, 2028. As of June 30, 2026 and December 31, 2025, the balance of the note was $500,000 and $500,000, respectively.

Interest expense on all of the above convertible notes for the six months ended June 30, 2026 and 2025 was $39,986 and $52,068, respectively.

NOTE 11 - NOTES PAYABLE

Notes payable consist of the following at:

		June 30, 2026	December 31, 2025
Note payable, secured, 12% interest, due April 2026	In Default	$84,950	$95,000
Notes payable, secured, 12% interest, due December 2023	In Default	10,000	10,000
Notes payable, 12% interest, due starting August 2024	In Default	85,000	210,000
Notes payable, 18% interest, due starting April 2025	In Default	93,000	100,000
Note payable, 18% interest, due January 2025	In Default	100,000	100,000
Note payable, 18% interest, due November 2025		-	50,000
Note payable, 24% interest, due February 2026		100,000	100,000
Note payable, 24% interest, due April 2026		100,000	100,000
Total notes payable		$572,950	$765,000
Less current portion		(572,950)	(765,000)
Total Notes Payable - long term		$-	$-

On April 26, 2021, the Company entered into a $95,000, 12% note payable due on April 26, 2026. This Note is currently in default. The Company has not received a notice of default from the lender. As of June 30, 2026 and December 31, 2025, the balance of the note was $84,950 and $95,000, respectively.

On August 18, 2021, the Company entered into a $10,000, 12% note payable due on August 18, 2022. On April 10, 2022 the note was amended to have a due date of December 7, 2023. This Note is currently in default. The Company has not received a notice of default from the lender. As of June 30, 2026 and December 31, 2025, the balance of the note was $10,000 and $10,000, respectively.

On August 3, 2023 the Company’s wholly owned subsidiary initiated an offering of 12% Notes with maturity dates starting on August 3, 2024. As of December 31, 2023, the Company has raised $625,000 under the offering. During the year ended December 31, 2024, the Company converted $290,000 of the notes and accrued interest of $24,353 into 4,657,143 shares of common stock. During the year ended December 31, 2025, the Company paid off one of the notes for $125,000. During the six months ended June 30, 2026, the Company converted $125,000 of the notes and accrued interest of $33,644 into 2,175,122 shares of common stock. The Company recognized a loss on extinguishment of debt of $493,893. These Notes are currently in default. The Company has not received a notice of default from any of the lenders. As of June 30, 2026 and December 31, 2025, the balance of the notes was $85,000 and $210,000, respectively.

On April 4, 2024 the Company’s wholly owned subsidiary issued a $100,000 18% promissory note with a maturity date of April 4, 2025. This Note is currently in default. The Company has not received a notice of default from the lender. As of June 30, 2026 and December 31, 2025, the balance of the notes was $100,000 and $100,000, respectively.

On July 24, 2024 the Company issued a $50,000 18% promissory note with a maturity date of January 24, 2025. On April 28, 2026, the Company made a payment of $61,178 towards the $50,000 note balance and $11,178 in accrued interest. The note was paid in full. As of June 30, 2026 and December 31, 2025, the balance of the notes was $0 and $50,000, respectively.

On July 26, 2024 the Company issued a $100,000 18% promissory note with a maturity date of January 25, 2025. This Note is currently in default. The Company has not received a notice of default from the lender. As of June 30, 2026 and December 31, 2025, the balance of the notes was $100,000 and $100,000, respectively.

On August 5, 2024 the Company issued a $100,000 24% promissory note with a maturity date of February 5, 2025. This Note is currently in default. The Company has not received a notice of default from the lender. As of June 30, 2026 and December 31, 2025, the balance of the notes was $100,000 and $100,000, respectively.

On November 5, 2024 the Company issued a $100,000 24% promissory note with a maturity date of May 5, 2025. This Note is currently in default. The Company has not received a notice of default from the lender. As of June 30, 2026 and December 31, 2025, the balance of the notes was $100,000 and $100,000, respectively.

Interest expense including amortization of the associated debt discount for the six months ended June 30, 2026 and 2025 was $58,131 and $88,665, respectively.

Convertible notes payable, net of debt discount consist of the following:

		June 30, 2026	December 31, 2025
Convertible note payable, secured, 12% interest, due August 31, 2019	In Default	$40,000	$40,000
Convertible note payable, secured, 10% interest, due February 2024	In Default	45,000	45,000
Convertible note payable, secured, 12% interest, due Feb 15, 2026	In Default	75,000	75,000
Convertible note payable ,12% interest, due May 2020,	In Default	108,500	108,500
Convertible note payable, 12% interest, due May 2025		-	25,000
Convertible notes payable, 8% interest, due March 2025	In Default	30,000	30,000
Convertible notes payable, 0% interest, due March 2026	In Default	64,000	64,000
Convertible notes payable, 12% interest, due April 2026		-	150,000
Convertible notes payable, 12% interest, due May 2026		-	100,000
Convertible note payable, 12% interest, due July 2026		-	50,000
Convertible note payable, 0% interest, due December 2025	In Default	60,000	60,000
Total convertible notes payable		422,500	747,500
Less current portion		(422,500)	(747,500)
Total convertible notes payable, net of discounts - long-term		$-	$-

On September 2, 2016, the Company issued $50,000 of principal amount of 12% secured convertible promissory notes and 6,250 warrants to purchase common stock (post-split). The note was due on August 31, 2018, was later extended to August 31, 2019, bears interest of twelve percent (12%) and is currently in default. The Company has not received a notice of default from the lender. The outstanding principal amounts and accrued but unpaid interest of the notes is convertible at any time at the option of the holder into common stock at a conversion price of $8.00 per share (post-split). The notes were issued with warrants to purchase up to 6,250 shares of the Company’s common stock at an exercise price of $12 per share (post-split). During the year ended December 31, 2024, the Company made a payment of $10,000 towards the principal balance. As of June 30, 2026 and December 31, 2025, the balance of the note was $40,000 and $40,000, respectively.

On May 2, 2017, the Company issued $50,000 of principal amount of 10% secured convertible promissory notes and 10,000 warrants to purchase common stock. The note was due on May 2, 2020 and is secured by the Company’s accounts receivable and inventory. On April 22, 2020, the note was extended to May 2, 2021. The outstanding principal amounts and accrued but unpaid interest of the notes is convertible at any time at the option of the holder into common stock at a conversion price of $4 per share (post-split). The notes were issued with warrants to purchase up to 1,250 shares (post-split) of the Company’s common stock at an exercise price of $8.00 per share (post-split). One December 31, 2021 the note was amended to cease accruing interest as of May 1,2022 and the due date of the note was amended to April 1, 2023 and on February 8, 2023 the note was extended to February 8, 2024. This Note is currently in default. The Company has not received a notice of default from the lender. As of June 30, 2026 and December 31, 2025, the balance of the note was $45,000 and $45,000, respectively.

On February 15, 2018, the Company issued a $75,000 12% secured convertible promissory note. The note was due on February 24, 2020 and is secured by the Company’s accounts receivable and inventory. On April 22, 2020, the due date of the note was extended to February 15, 2021 for the issuance of 6,250 shares of common stock (post-split) valued at $8,995 and is currently in default. On February 22, 2022 the due date of the note was further extended to February 15, 2024. On September 3, 2024, the due date of the note was extended until February 15, 2026. This Note is currently in default. The Company has not received a notice of default from the lender. As of June 30, 2026 and December 31, 2025, the balance of the note was $75,000 and $75,000, respectively.

On November 19, 2019, the Company entered in to a $281,000 convertible note payable, including an original issue discount of $28,100 convertible promissory note pursuant to which $150,000 was borrowed, including a $18,500 discount during the year ended December 31, 2019. Interest under the convertible promissory note is 12% per annum, and the principal and all accrued but unpaid interest is due 180 days from funding, which has July 19, 2020 for the first tranche. On May 20, 2020, the noteholder agreed to extend the due date of the first tranche of funding until July 19, 2020 and is currently past due. The Company has not received a notice of default from the lender. The note is convertible at the lesser of (i) 70% multiplied by the lowest Trading Price during the previous twenty-five (25) trading day period ending on the latest complete Trading Day prior to the date of the note and 70% of the market price with a floor of $0.01. As an incentive to enter into the agreement, the noteholder was also granted 53,375 shares (post-split) valued at $175,070. As of June 30, 2026 and December 31, 2025, the balance of the note was $108,500 and $108,500, respectively.

On July 18, 2022, the Company entered into a $150,000 8% convertible grid note. The note is due on July 18, 2023 and is convertible at a rate of $0.80 per share (post-split). During the year ending December 31, 2023, the Company received $4,000 in advances from the note. During the year ended December 31, 2023, the Company converted the balance of the note and accrued interest into 2,254,986 shares of common stock valued at $45,100. During the year ended December 31, 2024, the Company received $30,000 under this grid note. During the year ended December 31, 2023, the Company converted the balance of the note and accrued interest into 2,254,986 shares of common stock valued at $45,100. This Note is currently in default. The Company has not received a notice of default from the lender. As of June 30, 2026 and December 31, 2025, the balance of the note was $30,000 and $30,000, respectively.

On April 23, 2024 the Company issued a $150,000 12% convertible promissory note with a maturity date of April 23, 2026 and is convertible at a rate of $0.10 per share. On May 13, 2026, the Company issued 3,739,726 shares of common stock pursuant to a conversion notice for the $150,000 note balance and $36,986 in accrued interest. The Company recognized $261,781 in loss on extinguishment of debt. As of June 30, 2026 and December 31, 2025, the balance of the notes was $0 and $150,000, respectively.

On May 14, 2024 the Company issued a $25,000 12% convertible promissory note with a maturity date of May 14, 2025 and is convertible at a rate of $0.15 per share. On June 2, 2026, the Company made a payment of $30,636 towards the $25,000 note balance and $5,636 in accrued interest. The note was paid in full. As of June 30, 2026 and December 31, 2025, the balance of the notes was $0 and $25,000, respectively.

On May 29, 2024 the Company issued a $100,000 12% convertible promissory note with a maturity date of May 29, 2026 and is convertible at a rate of $0.15 per share. On May 13, 2026, the Company issued 2,469,480 shares of common stock pursuant to a conversion notice for the $100,000 note balance and $23,474 in accrued interest. The Company recognized $172,864 in loss on extinguishment of debt. As of June 30, 2026 and December 31, 2025, the balance of the notes was $0 and $100,000, respectively.

On July 3, 2024 the Company issued a $50,000 12% convertible promissory note with a maturity date of July 3, 2026 and is convertible at a rate of $0.15 per share. On May 14, 2026, the Company issued 1,223,562 shares of common stock pursuant to a conversion notice for the $50,000 note balance and $11,178 in accrued interest. The Company recognized $85,649 in loss on extinguishment of debt. As of June 30, 2026 and December 31, 2025, the balance of the notes was $0 and $50,000, respectively.

On September 3, 2024, the Company negotiated a consolidated 12% secured convertible promissory note with a lender. The note consolidated a $75,000 note from February 18, 2018 and a $25,000 note from March 3, 2021 and forgave $20,353 in accrued interest. The Company recognized a gain on the settlement of $20,353. The new agreement also required monthly payments toward the note balance and the new maturity date is April 23, 2026. During the year ended December 31, 2024, the Company made payments of $23,500. During the year ended December 31, 2025, the Company made payments of $12,500 towards the note balance. This Note is currently in default. The Company has not received a notice of default from the lender. As of June 30, 2026 and December 31, 2025, the balance of the note was $64,000 and $64,000, respectively.

On December 1, 2024 the Company issued a $60,000 0% convertible promissory note with a maturity date of December 1, 2025 and is convertible at a rate of $0.15 per share. This Note is currently in default. The Company has not received a notice of default from the lender. As of June 30, 2026 and December 31, 2025, the balance of the notes was $60,000 and $60,000, respectively.

Interest expense including financing cost and amortization of the associated debt discount on all of the above convertible notes for the six months ended June 30, 2026 and 2025 was $34,937 and $38,404, respectively.

NOTE 12 - COMMITMENTS AND CONTINGENCIES

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

Undiscounted Cash Flows

As of June 30, 2026, the right of use asset and lease liability were shown on the condensed consolidated balance sheet at $677,908 and $705,009, respectively. In accordance with ASC 842, the right-of-use asset of $677,908 differs from the lease liability of $705,009 due to the $27,101 difference between straight-line lease cost recognized and cash payments applied to the liability. The table below reconciles the fixed component of the undiscounted cash flows and the total remaining years to the operating lease liability recorded on the condensed consolidated balance sheet as of June 30, 2026:

Amounts due as of June 30, 2026	Operating Leases
2026	$154,820
2027	245,318
2028	255,130
2029	265,336
2030	22,182
Total minimum lease payments	942,786
Less: effect of discounting	(237,777)
Present value of future minimum lease payments	705,009
Less: current obligations under leases	(169,817)
Long-term lease obligations	$535,192

Legal Matter

On July 6, 2020, we received a letter from the staff of the Division of Enforcement of the Securities and Exchange Commission (the “Staff”) that indicated the Company may have violated certain rules and regulations regarding a late filing notification filed by the Company and that the Staff is conducting an informal inquiry into the matter. On April 29, 2021, the Company agreed to pay civil penalties of $25,000 to the Securities and Exchange Commission in settlement of the matter. Payment shall be made in the following four installments: (1) $5,000 within 14 days of entry of the order; (2) $7,500 within 180 days of entry of the order; (3) $6,250 within 270 days of entry of the order; and (4) $6,250 within 360 days of entry of the order. As of June 30, 2026 and as of the date of this filing, $20,000 remained due.

On April 6, 2023, the Company was served a Summons for an Amended Complaint filed in the state of Florida with claims for Strict Liability, Negligence and Breach of Implied Warranty. The complaint, filed by an insurance company, stems from its payments for claims filed by a policy holder on two separate occasions. The first insurance claim payment was due to a leak caused by improper installation in which the contractor failed to meet local codes. The second insurance claim payment followed the contractor’s failure to properly repair the improper installation. The complaint states that the contractor failed to follow basic installation guidelines supplied with the product in either incident, resulting in damages. On June 8, 2023, the Court of Duval County, FL entered a default judgement for $38,768. As of June 30, 2026 and as of the date of this filing, the Company has not paid any of this balance.

NOTE 13 - INCOME TAXES

As of June 30, 2026 and December 31, 2025, the Company has net operating loss carry forwards of $15,292,597 and $15,070,424, respectively, which may be available to reduce future years’ taxable income through 2045. The Company’s net operating loss carry forwards may be subject to annual limitations, which could reduce or defer the utilization of the losses as a result of an ownership change as defined in Section 382 of the Internal Revenue Code.

The Company’s tax expense differs from the “expected” tax expense for Federal income tax purposes (computed by applying the United States Federal tax rate of 21% and state tax rate of 0% to loss before taxes for fiscal years 2026 and 2025), as follows:

SCHEDULE OF TAX EXPENSE FOR FEDERAL INCOME TAX PURPOSES

	June 30, 2026		December 31, 2025
Federal tax benefit at the statutory rate	$(1,116,394)	21.00%	$(997,649)	21.00%
State tax benefit at the statutory rate	-	0.00%	-	0.00%
Unallowed deductions	1,632	-0.03%	587	-0.01%
Stock based forbearance fee expense	-	0.00%	87,792	-1.85%
Stock based compensation expense	594,701	-11.19%	387,503	-8.16%
Loss on settlement of debt	297,889	-5.60%	-	0.00%
Amortization of debt discount	-	0.00%	-	0.00%
Change in valuation allowance	222,172	-4.18%	521,767	-10.98%
Total	$-		$-

The tax effects of the temporary differences between reportable financial statement income and taxable income are recognized as deferred tax assets and liabilities.

The tax effect of significant components of the Company’s deferred tax assets and liabilities at June 30, 2026 and December 31, 2025, are as follows:

SCHEDULE OF DEFERRED TAX ASSETS AND LIABILITIES

	June 30, 2026	December 31, 2025
Deferred tax assets:
Net operating loss carryforward	$15,292,597	$15,070,424
Timing differences	-	-
Total gross deferred tax assets	15,292,597	15,070,424
Less: Deferred tax asset valuation allowance	(15,292,597)	(15,070,424)
Total net deferred taxes	$-	$-

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

Because of the historical earnings history of the Company, the net deferred tax assets for 2026 and 2025 were fully offset by a 100% valuation allowance. The valuation allowance for the remaining net deferred tax assets was $15,292,597 and $15,070,424 as of June 30, 2026 and December 31, 2025, respectively.

The tax years 2021 – 2025 remain open to examination by federal agencies and other jurisdictions in which it operates.

NOTE 14 - STOCKHOLDERS’ EQUITY

The Company is authorized to issue 10,000,000 shares of it $0.001 par value preferred stock and 100,000,000 shares of its $0.001 par value common stock. On October 26, 2020, the Board of Directors (the Board), authorized the Company to amend the Articles of Incorporation of the Corporation to increase the authorized capital stock of the Corporation to 1,010,000,000 shares, of which 1,000,000,000 shall be authorized as common shares and 10,000,000 shall be authorized as preferred shares. Additionally, the Board authorized the execution of a reverse split of the issued and outstanding shares of the Corporation’s common stock at a ratio of up to one post-split share per twenty-five pre-split shares (1:25) at a time and exact ratio amount the Board of Directors deems appropriate. On September 27, 2021, FINRA approved a 1-for-8 reverse stock split of the Company’s common stock that was approved by the Company’s Board of Directors. The Company’s equity transactions have been retroactively restated to reflect the effect of the stock split. On August 6, 2026, the Company amended the Articles of Incorporation for the Corporation to change the authorized capital stock of the Corporation to 310,000,000 shares, of which 300,000,000 shall be authorized as common shares and 10,000,000 shall be authorized as preferred shares.

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

On April 1, 2026, the Company issued 200,000 shares for services pursuant to a consulting agreement.

Between April 21, 2026 through June 2, 2026, the Company entered into twelve revenue sharing/subscription agreements. The Company issued 8,825,000 shares of common stock for $882,500 in cash per the subscription agreements.

On May 1, 2026, the Company issued 200,000 shares for services pursuant to a consulting agreement.

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

On June 9, 2026, the Company issued 5,776,165 shares of common stock for the conversion of $250,000 note issued on March 26, 2024 and $38,808 in accrued interest (see Note 9). This note was converted in full and the balance due after the conversion is $0.

NOTE 15 – FORGIVENESS OF RELATED PARTY ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

During 2023 and 2024, the Company was not able to pay the former CEO the salary per his employment agreement. This unpaid salary has been accrued as a liability. On August 5, 2024, the Company negotiated with the former CEO and agreed that his accrued salary of $169,521 would be forgiven. This document was never turned in to the accounting firm during the management transition and was never recorded. The document was found during the six months ended June 30, 2026. The Company evaluated the materiality of this transaction and determined that it is not material for either the year ended December 31, 2024 or the six months ended June 30, 2026. Since the former CEO is a related entity, the Company charged the amount of $169,521 for this forgiven accrued salary directly to additional paid-in capital.

The Company has carried an accounts payable amount of $106,300 to a company controlled by the former CEO. On May 19, 2026, the Company received a signed letter from the former CEO stating that due to an accounting error this amount was not owed by the Company and that there was no money owed to the company under his control. Since the former CEO is a related entity, the Company charged the amount of $106,300 for the reduction of accounts payable directly to additional paid-in capital.

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

The following table presents selected financial information with respect to the Company’s single operating segment for the three and six months ended June 30, 2026 and 2025:

	For the Three Months Ended
	June 30, 2026	June 30, 2025
Net sales	$538,673	$94,454
Cost of sales	238,458	76,451
Gross profit (loss)	300,215	18,003

Operating expenses
General and administrative expenses	310,578	160,800
Research and development	73,213	789
Consulting fees	2,152,497	727,547
Legal and accounting fees	5,774	63,809
Audit fees	17,500	27,500
Depreciation and amortization expense	23,375	19,376
Total operating expenses	2,582,937	999,821
Operating loss	(2,282,722)	(981,818)
Operating margin	-424%	-1039%

Other income (expenses)
Loss on extinguishment of debt	(924,625)	-
Interest expense	(230,861)	(179,653)
Financing incentive expense	-	(83,250)
Total other income (expense)	(1,155,486)	(262,903)
Loss before income tax expense	(3,438,208)	(1,244,721)
Income tax expense	-	-
Net loss	$(3,438,208)	$(1,244,721)

	For the Six Months Ended
	June 30, 2026	June 30, 2025
Net sales	$1,479,139	$524,541
Cost of sales	734,173	402,249
Gross profit (loss)	744,966	122,292

Operating expenses
General and administrative expenses	715,445	427,466
Research and development	123,565	60,760
Consulting fees	3,191,086	1,839,022
Legal and accounting fees	38,775	97,696
Audit fees	35,000	27,500
Depreciation and amortization expense	46,492	32,079
Total operating expenses	4,150,363	2,484,523
Operating loss	(3,405,397)	(2,362,231)
Operating margin	-230%	-450%

Other income (expenses)
Other income	-	46,256
Loss on extinguishment of debt	(1,418,518)	-
Interest expense	(492,248)	(441,377)
Financing incentive expense	-	(83,250)
Total other income (expense)	(1,910,766)	(478,371)
Loss before income tax expense	(5,316,163)	(2,840,602)
Income tax expense	-	-
Net loss	$(5,316,163)	$(2,840,602)

The Company had $358,805 and $405,296 in long-lived tangible assets as of June 30, 2026 and December 31, 2025, respectively.

NOTE 17 - SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date the financial statements were issued. The Company has determined that there are no other such events that warrant disclosure or recognition in the financial statements other than as set forth below.

On July 13, 2026 the Company issued a $110,000 12% convertible promissory note with a maturity date of July 13, 2027 and is convertible at a rate of $0.05 per share.

On July 29, 2026 the Company issued a $100,000 12% convertible promissory note with a maturity date of October 29, 2027 and is convertible at a rate of $0.05 per share.

Since June 30, 2026, the Company has made payments totaling $153,250 to five lenders (one related and four unrelated) towards principal and accrued interest on five of its outstanding promissory notes.

On August 6, 2026, the Company amended the Articles of Incorporation for the Corporation to change the authorized capital stock of the Corporation to 310,000,000 shares, of which 300,000,000 shall be authorized as common shares and 10,000,000 shall be authorized as preferred shares.

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

Our trutankless® water heaters were officially launched in the first quarter of 2014 and is sold throughout the wholesale plumbing distribution channel. We began generating revenue in the first quarter of 2014. As of the fiscal year ended December 31, 2014, we generated $238,912 in revenue. As of the fiscal year ended December 31, 2015, we generated $265,504 in revenue. As of the fiscal year ended December 31, 2016, we generated $429,582 in revenue. As of the fiscal year ended December 31, 2017, we generated $695,857 in revenue. As of the fiscal year ended December 31, 2018, we generated $1,537,958 in revenue. 1, 2019, we generated $1,908,708. As of December 31, 2020, we generated $1,661,278. As of the fiscal year ended December 31, 2021, we generated $246,032 in revenue. As of the fiscal year ended December 31, 2022, we generated $77,009 in revenue. As of December 31, 2023, we generated $3,549 in revenue. As of December 31, 2024, we generated $242,350 in revenue. As of December 31, 2025, we generated $1,082,887 in revenue. As of the six months ended June 30, 2026, we generated $1,479,139 in revenue.

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

RESULTS OF OPERATIONS

Results of Operations for the three months ended June 30, 2026 compared with the three months ended June 30, 2025.

Revenues

In the three months ended June 30, 2026, we generated $538,673 in revenues, as compared to $94,454 in revenues in the prior year. The increase in sales was attributable to increased efforts for sales of our new Gen 3 trutankless® residential products.

Cost of goods sold was $238,458 in the three months ended June 30, 2026, as compared to $76,451 in the three months ended June 30, 2025.

To the knowledge of management, the Company is unaware of any trends or uncertainties in the sales or costs of our products and services for the periods discussed.

Expenses

Operating expenses totaled $2,582,937 during the three months ended June 30, 2026 as compared to $999,821 in the prior year. In the three-month period ended June 30, 2026, our expenses primarily consisted of General and Administrative of $310,578, Research and Development of $73,213, Consulting Fees of $2,152,497, Legal and Accounting Fees of $5,774, Audit Fees of $17,500 and Depreciation of $23,375.

General and administrative expenses increased by $149,778, or approximately 93.1% to $310,578 for the three months ended June 30, 2026 from $160,800 for the three months ended June 30, 2025. This increase was primarily the result of efforts to increase sales and increase in sales people and office staff.

Research and development expenses increased by $72,424, or approximately 9,179.2% to $73,213 for the three months ended June 30, 2026 from $789 for the three months ended June 30, 2025. This increase is attributed primarily to improvements to the Gen 3 products and on-going developments for a new controller card and wireless connectivity.

Consulting fees increased by $1,424,950, or approximately 195.9% to $2,152,497 for the three months ended June 30, 2026 from $727,547 for the three months ended June 30, 2025. Consulting fees increased due to two new larger consulting agreements.

Legal and accounting fees decreased by $58,035, or approximately 91.0% to $5,774 for the three months ended June 30, 2026 from $63,809 for the three months ended June 30, 2025. Legal and accounting fees decreased due to the normal fluctuations in time and costs of accounting.

Audit fees decreased by $10,000, or approximately 36.4% to $17,500 for the three months ended June 30, 2026 from $27,500 for the three months ended June 30, 2025. Audit fees decreased due to some of the audit fees for the 2025 audit being included the first three months of 2026.

Depreciation increased by $3,999, or approximately 20.6% to $23,375 for the three months ended June 30, 2026 from $19,376 for the three months ended June 30, 2025. Depreciation increased due to fixed assets being added later in 2025.

Other Income/Expenses

Other expenses increased by $892,583 to ($1,155,486) in the three months ended June 30, 2026 from other expenses of ($262,903) in the three months ended June 30, 2025. The increase was due to the loss on extinguishment of debt in the current year.

Net Loss

In the three months ended June 30, 2026, we generated a net loss of $3,438,208, an increase of $2,193,487 from net loss of $1,244,721 for the three months ended June 30, 2025. This increase was attributable to the overall expenditures discussed above.

Results of Operations for the six months ended June 30, 2026 compared with the six months ended June 30, 2025.

Revenues

In the six months ended June 30, 2026, we generated $1,479,139 in revenues, as compared to $524,541 in revenues in the prior year. The increase in sales was attributable to increased efforts for sales of our new Gen 3 trutankless® residential products.

Cost of goods sold was $734,173 in the six months ended June 30, 2026, as compared to $402,249 in the six months ended June 30, 2025.

To the knowledge of management, the Company is unaware of any trends or uncertainties in the sales or costs of our products and services for the periods discussed.

Expenses

Operating expenses totaled $4,150,363 during the six months ended June 30, 2026 as compared to $2,484,523 in the prior year. In the six months ended June 30, 2026, our expenses primarily consisted of General and Administrative of $715,445, Research and Development of $123,565, Consulting Fees of $3,191,086, Legal and Accounting Fees of $38,775, Audit Fees of $35,000 and Depreciation of $46,492.

General and administrative expenses increased by $287,979, or approximately 67.4% to $715,445 for the six months ended June 30, 2026 from $427,466 for the six months ended June 30, 2025. This increase was primarily the result of efforts to increase sales and increase in sales people and office staff.

Research and development expenses increased by $62,805, or approximately 103.4% to $123,565 for the six months ended June 30, 2026 from $60,760 for the six months ended June 30, 2025. This increase is attributed primarily to improvements to the Gen 3 products and on-going developments for a new controller card and wireless connectivity.

Consulting fees increased by $1,352,064, or approximately 73.5% to $3,191,086 for the six months ended June 30, 2026 from $1,839,022 for the six months ended June 30, 2025. Consulting fees increased due to two new larger consulting agreements.

Legal and accounting fees decreased by $58,921, or approximately 60.3% to $38,775 for the six months ended June 30, 2026 from $97,696 for the six months ended June 30, 2025. Legal and accounting fees decreased due to the normal fluctuations in time and costs of accounting.

Audit fees increased by $7,500, or approximately 27.3% to $35,000 for the six months ended June 30, 2026 from $27,500 for the six months ended June 30, 2025. Audit fees increased due to the audit fees for the 2025 audit being completed during the six months ended June 30, 2026.

Depreciation increased by $14,413, or approximately 44.9% to $46,492 for the six months ended June 30, 2026 from $32,079 for the six months ended June 30, 2025. Depreciation increased due to fixed assets being added later in 2025.

Other Income/Expenses

Other expenses increased by $1,432,395 to ($1,910,766) in the six months ended June 30, 2026 from other expenses of ($478,371) in the six months ended June 30, 2025. The increase was due to the loss on extinguishment of debt and other income in the current year.

Net Loss

In the six months ended June 30, 2026, we generated a net loss of $5,316,163, an increase of $2,475,561 from net loss of $2,840,602 for the six months ended June 30, 2025. This increase was attributable to the overall expenditures discussed above.

Going Concern

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.

Management evaluated all relevant conditions and events that are reasonably known or reasonably knowable, in the aggregate, as of the date the condensed consolidated financial statements are issued and determined that substantial doubt exists about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent on the Company’s ability to generate revenues and raise capital. The Company has not generated sufficient revenues from product sales to provide sufficient cash flows to enable the Company to finance its operations internally. As of June 30, 2026, the Company had $13,133 cash on hand. On June 30, 2026, the Company had an accumulated deficit of $87,168,842. For the six months ended June 30, 2026, the Company had a net loss of $5,316,163, and cash used in operations of $491,646. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year from the date of filing.

Over the next twelve months management plans to raise additional capital and to invest its working capital resources in sales and marketing in order to increase the distribution and demand for its products. However, there is no guarantee the Company will generate sufficient revenues or raise capital to continue operations. If the Company fails to generate sufficient revenue and obtain additional capital to continue at its expected level of operations, the Company may be forced to scale back or discontinue its sales and marketing efforts. The condensed consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Liquidity and Capital Resources

At June 30, 2026, we had an accumulated deficit of $87,168,842. Primarily because of our history of operating losses and the existing note payables, we have a working capital deficiency of $9,004,169 at June 30, 2026. Losses have been funded primarily through issuance of common stock and borrowings from our stockholders and third-party debt. As of June 30, 2026, we had $13,133 in cash, $344,190 in accounts receivable, and $1,503,779 in prepaid expenses. We used net cash in operating activities of $491,646.

Cash Flows from Operating, Investing and Financing Activities

The following table provides detailed information about our net cash flow for all financial statement periods presented in this Quarterly Report. To date, we have financed our operations through the issuance of stock and borrowings.

The following table sets forth a summary of our cash flows for the six months ended June 30, 2026 and 2025:

	Six Months Ended
	June 30, 2026	June 30, 2025
Net cash used in operating activities	$(491,646)	$(1,628,341)
Net cash used in investing activities	-	(253,250)
Net cash provided by financing activities	483,160	889,448
Net increase/(decrease) in Cash	(8,486)	(992,143)
Cash, beginning	21,619	1,004,190
Cash, ending	$13,133	$12,047

Operating activities- Net cash used in operating activities was $491,646 for the six months ended June 30, 2026, as compared to $1,628,341 used in operating activities for the same period in 2025. The decrease in net cash used in operating activities was primarily due to increased revenues for 2026.

Investing activities - Net cash used in investing activities was $0 for the six months ended June 30, 2026, as compared to $253,250 used in investing activities for the same period in 2025. This decrease in net cash used in investing activities was primarily due to no additional equipment and leasehold improvements needed for production.

Financing activities - Net cash provided by financing activities for the six months ended June 30, 2026 was $483,160 as compared to $889,448 provided by financing activities for the same period of 2025. The decrease of net cash provided by financing activities was mainly attributable to increased stock sales, increased repayment of related party notes and less proceeds from related party notes in 2026.

Ongoing Funding Requirements

As of June 30, 2026, we continue to use traditional and/or debt financing to provide the capital we need to run the business. It is possible that we may need additional funding to enable us to fund our operating expenses and capital expenditures requirements.

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

On July 6, 2020, we received a letter from the staff of the Division of Enforcement of the Securities and Exchange Commission (the “Staff”) that indicated the Company may have violated certain rules and regulations regarding a late filing notification filed by the Company and that the Staff is conducting an informal inquiry into the matter. On April 29, 2021, the Company agreed to pay civil penalties of $25,000 to the Securities and Exchange Commission in settlement of the matter. Payment shall be made in the following four installments: (1) $5,000 within 14 days of entry of the order; (2) $7,500 within 180 days of entry of the order; (3) $6,250 within 270 days of entry of the order; and (4) $6,250 within 360 days of entry of the order. As of June 30, 2026, $20,000 remained due.

On April 6, 2023, the Company was served a Summons for an Amended Complaint filed in the state of Florida with claims for Strict Liability, Negligence and Breach of Implied Warranty. The complaint, filed by an insurance company, stems from its payments for claims filed by a policy holder on two separate occasions. The first insurance claim payment was due to a leak caused by improper installation in which the contractor failed to meet local codes. The second insurance claim payment followed the contractor’s failure to properly repair the improper installation. The complaint states that the contractor failed to follow basic installation guidelines supplied with the product in either incident, resulting in damages. On June 8, 2023, the Court of Duval County, FL entered a default judgement for $38,768. As of June 30, 2026, the Company has not paid any of this balance.

Item 1A. Risk Factors

The risk factors listed in our 2025 Form 10-K, filed with the Securities Exchange Commission on May 22, 2026, are hereby incorporated by reference.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On January 1, 2026, the Company issued 200,000 shares for services pursuant to a consulting agreement.

On January 22, 2026, the Company issued 5,300,000 shares to Lou Werner III pursuant to a consulting agreement. These shares were valued at $0.2485 per share for a total value of $1,317,050 and will be amortized over the twelve-month term of the agreement.

On January 26, 2026, the Company issued 100,000 shares per a subscription agreement at $0.10 per share for $10,000 in cash.

On February 1, 2026, the Company issued 200,000 shares for services pursuant to a consulting agreement.

On February 2, 2026, the Company issued 3,000,000 shares to Zackary Smoll for services pursuant to a consulting agreement. These shares were valued at $0.20 per share for a total value of $600,000 and will be amortized over the six-month term of the agreement.

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

On April 1, 2026, the Company issued 200,000 shares for services pursuant to a consulting agreement.

Between April 21, 2026 through June 2, 2026, the Company entered into twelve revenue sharing/subscription agreements. The Company issued 8,825,000 shares of common stock for $882,500 in cash per the subscription agreements.

On May 1, 2026, the Company issued 200,000 shares for services pursuant to a consulting agreement.

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

Issuer Purchases of Equity Securities

The Company did not repurchase any of its equity securities during the period ended June 30, 2026.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit No.	Description

31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certifications of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certifications of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRUTANKLESS, INC.

(Registrant)

By:	/s/ Guy Newman
Guy Newman, CEO, Principal Executive Officer

Date: August 19, 2026

